Form 10-K
period 2016-08-31
FRANKLIN COVEY CO
filed 2016-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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
 Yes ☐   No ☑

As of February 26, 2016, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $172.6 million, which was based upon the closing price of $17.16 per share as reported by the New York Stock Exchange.

As of October 31, 2016, the Registrant had 13,791,937 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 20, 2017, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1. BUSINESS

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a global company specializing in performance improvement.  We help organizations achieve results that require a change in human behavior, and our mission is to “enable greatness in people and organizations everywhere.”  We believe that our results-driven principle-centered content is a competitive advantage in the marketplace.  From the foundational work of Dr. Stephen R. Covey in leadership and Hyrum W. Smith in productivity, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change in seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  We have over 870 employees worldwide delivering these principle-based offerings and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2016 totaled $200.1 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate three regional sales offices in the United States; an office that specializes in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide services in over 150 other countries and territories around the world.  On September 1, 2016, we opened three new sales offices in China.  Our offerings and products were previously sold in China by an independent licensee.

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

During fiscal 2016 we introduced a new way to deliver our content and offerings to our clients.  Through the All Access Pass, our clients have access to our world-class offerings and training materials.  Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs.  We believe the flexibility of the All Access Pass will provide significant benefits to our clients and their organizations.

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

1.
World Class Content – Rather than rely on “flavor of the month” training fads, our content is principle-centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to achieve their own great purposes.  Our content is well researched, subjected to numerous field beta tests, and improved through a proven development process.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and other intellectual property licensing arrangements, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We operate three regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our content in over 150 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large, multinational corporations to smaller, local entities.  On September 1, 2016 we opened three new sales offices in China.  Our offerings and products were previously sold in China by an independent licensee.

4.	Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.

Our content, tools, and methodologies are organized into key practice areas, each offering targeted solutions that are designed to drive positive transformational results.  We have divided our offerings into the following seven major practices:

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

Leadership Modular Series
Drawn from the content of our leadership-development program, the Leadership Modular Series comprises seven stand-alone modules (of three to four hours in duration) that teach imperatives leaders can apply to create a work environment that addresses the needs of today’s knowledge worker.

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

Another of Franklin Covey’s co-founders, Hyrum W. Smith, taught that adherence to specified natural laws of behavior would result in increased productivity and inner peace.  In today’s fast-paced world of knowledge workers “doing more with less,” we believe that workforce productivity and engagement can be a competitive advantage.  Franklin Covey’s Productivity practice equips individuals, teams, and organizations to consistently make intentional high-value decisions and execute on high-impact goals and projects with excellence in the midst of unlimited choices, demands, and distractions.  Our Productivity practice offerings include the following:

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

Helping Clients Succeed® is a mind-set, skill-set, and tool-set for becoming client-centered.  It is a way of thinking, being, and behaving for sales professionals.  We believe this content defines a process for creating candid dialogue, fresh thinking, innovative collaboration, and robust execution—with clients and within an organization.  With our suite of consultative sales-training solutions, we believe clients can transform their salespeople into trusted business advisors who focus on helping their clients succeed, resulting in increased sales, shortened sales cycles, improved margins, and satisfied clients.

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

Based on Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, The Leader in Me is a whole-school transformation process that integrates principles of leadership and effectiveness into school curriculum using every day, age-appropriate language.  At August 31, 2016 there were over 3,000 schools worldwide participating in The Leader in Me program and we believe that the positive results experienced by schools around the world are a major reason why the Education practice is one of our fastest growing practices.

Secondary Education Solutions: The 7 Habits of Highly Effective Teens®
The Introduction to The 7 Habits of Highly Effective Teens® workshop is based on the best-selling book of the same name by Sean Covey and the No. 1 best-selling business book The 7 Habits of Highly Effective People, and gives young people a set of tools to deal with life’s challenges.

Delivery Methods

We have multiple methods to deliver our world-class content to our clients that are designed to provide our customers with a learning environment that suits their needs.  Our primary delivery methods include the following:

•	All Access Pass
•	Onsite Presentations
•	Client Facilitators
•	International Licensees
•	E-Learning
•	Public Workshops
•	Custom Solutions
•	Media Publishing

All Access Pass

During fiscal 2016, we launched the All Access Pass.  The All Access Pass provides an intellectual property license that provides our clients access to our world-class content, assessments, tools, and videos through a web-based portal over a contracted period.  Clients may use our well-known complete training programs or use individual portions of numerous offerings to customize a training or personnel solution that addresses specific organizational needs.  Clients may also use our trainers and consultants in connection with AAP content and materials to further enhance the learning experience for their employees.

Onsite Presentations

We employ highly-talented consultants and presenters to deliver our offerings in person at client locations.  Based around the world, our consultants represent diverse global industry experience and can tailor their delivery to meet a client’s precise needs.  Whether the need is for consulting, training, or customized keynote speeches, our consultants can deliver our curriculums to any level of an organization, from the C-suite to a team or department.  We believe that our delivery consultants provide high-quality services and are a competitive advantage in the marketplace.

Client Facilitators

For organizations seeking cost-effective ways to implement solutions involving large populations of managers and frontline workers, FranklinCovey certifies on-site client facilitators to teach our content and adapt it to their organizational needs.  We have thousands of client facilitators around the world who are certified to teach in different content areas.  In order to become a client facilitator, an individual must become certified to teach our offerings through a two-step process that is designed to ensure that these trained personnel can deliver our content in a professional and meaningful manner.

International Licensees

In foreign countries where we do not have an office, our content is delivered through independent licensees, who, under strict guidelines, may translate and adapt our offerings to local preferences and customs, if necessary.  These licensee partners allow us to deliver the same high quality content to clients that have multinational operations or in countries that have specific cultural requirements.  Our licensee partners pay us a royalty based on the programs and content delivered.

E-Learning

Our E-Learning capabilities bring our content to clients in innovative ways that transcend traditional E-learning solutions.  Franklin Covey’s online offerings allow participants to save travel time and expenses as well as providing the opportunity to view our content in smaller time increments.

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

Custom Solutions

Whether clients need a program customized, or require a new product developed for their organization, our custom solutions department has the process to build the solution.  Content customization builds upon our existing offerings and our clients’ unique needs by using a specific process to deliver results and improve training return on investment for our clients.

Media Publishing

Our Media Publishing department extends our influence into both traditional publishing and new media channels.  FranklinCovey Media Publishing offers books, e-books, audio products, downloadable and paper-based tools, and content-rich software applications for smart phones and other handheld devices to consumer and corporate markets.

Industry Information

According to the Training magazine 2016 Training Industry Survey, the total size of the U.S. training industry is estimated to be $70.7 billion, which is essentially flat compared with the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated principle-centered training offerings, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior-changing tools with the capability to then measure the impact of the delivered content and solutions.

Over our history, we have provided content, services, and products to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide content and services to a number of U.S. and foreign governmental agencies, as well as numerous educational institutions.  In addition, we provide training content, measurement services, and implementation tools internationally, either through directly operated offices, or through independent licensed providers.

Segment Information

Our sales are primarily comprised of training and content sales and related products.  Effective September 1, 2015, we changed our organizational structure to create four operating divisions, which were determined to be operating segments, and a corporate services group.  The following is a brief description of these new reportable segments:

•
Direct Offices – This segment consists of our geographic sales offices that serve the United States and Canada; our international sales offices located in Japan, the United Kingdom, and Australia; and our public programs group.  This division will include our new sales offices in China that were opened on September 1, 2016.

•
Strategic Markets – This segment includes our government services office, the Sales Performance practice, the Customer Loyalty practice, and a new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.

•
Education practice – This segment is comprised of our domestic and international Education practice operations, which are centered on sales to educational institutions such as elementary schools, high schools, and colleges and universities.

•	International Licensees – This segment is primarily comprised of our international licensees’ royalty revenues.

For financial and other information regarding our operating segments, refer to the notes to our consolidated financial statements (Note 16).

Clients

We have a relatively broad base of organizational and individual clients.  In our direct offices that serve the United States, Canada, Japan, China, Australia, and the United Kingdom, we have more than 5,100 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We have thousands of additional organizational clients throughout the world, which are served through our global licensee partner network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on helping our clients achieve measurably positive results from utilizing our content.  Due to the nature of our business, we do not have a significant backlog of firm orders.

During the periods presented in this report, none of our clients were responsible for more than ten percent of our consolidated revenues.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  The nature of the competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2016 consolidated sales of $200.1 million, we believe that we are a leading competitor in the performance skills and education market.  Other significant comparative companies in the performance improvement market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., FTI

Consulting, Inc., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., The Hackett Group, and the Center for Creative Leadership.

We derive our revenues from a variety of companies with a broad range of sales volumes, governments, educational institutions, and other entities.  We believe that the principal competitive factors in the industry in which we compete include the following:

•	Quality of offerings, services, and solutions
•	Skills and capabilities of people
•	Innovative training and consulting services combined with effective products
•	Ability to add value to client operations
•	Reputation and client references
•	Price
•	Availability of appropriate resources
•	Global reach and scale
•	Branding and name recognition in our marketplace

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  Some of these competitors may have greater financial and other resources than we do.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, intellectual property licensing and the All Access Pass, web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our solutions can have on our clients’ results.  Moreover, we believe that we are a market leader in the U.S. in leadership, execution, productivity, and individual effectiveness content.  Increased competition from existing and future competitors could, however, have a negative impact on our sales and profitability in future fiscal years.

Seasonality

Our fourth quarter of each fiscal year typically has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty have professional development days) and to increased facilitator sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.

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

During fiscal 2016 we entered into a three-year contract with HP Enterprise Services (HPE) to provide warehousing and distribution services for our training products and related accessories.  Our materials are primarily warehoused and distributed from an HPE facility located in Des Moines, Iowa.

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 550 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

We currently have approximately 870 associates located in the United States of America, Canada, China, Japan, the United Kingdom, and Australia.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate and grow our business.

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

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs and services that may compete directly with our offerings or that may make our offerings uncompetitive or obsolete.  Larger competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our offerings and products to new clients.  Any one of these circumstances could have an adverse effect on our ability to obtain new business and successfully deliver our services.

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

The All Access Pass is an internet-based platform, and as such we are subject to increased risks of cyber-attacks and other security breaches that could have a material adverse effect on our business.

In fiscal 2016, we introduced the All Access Pass (AAP), which is an internet-based platform that allows our clients to purchase access to a broad base of our intellectual property for a specified period.  Clients may utilize entire training offerings or use individual portions of numerous programs to customize a training or personnel program that fits their needs.  As part of selling the AAP, we collect, process, and retain a limited amount of sensitive and confidential information regarding our customers.  Because the AAP is an internet-based platform, our facilities and systems associated with the AAP may be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, stolen intellectual property, programming or human errors, or other similar events.

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

Our financial success depends, in part, upon our ability to protect our proprietary curriculums and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, as well as copyright and trademark laws.  The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

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

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve.  For example, the European Union and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from European Union member states to the U.S.  This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism.  The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic.  Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data.  Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms.  Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

Our results of operations and cash flows may be adversely affected if FC Organizational Products LLC is unable to pay the working capital settlement, reimbursable acquisition costs, or reimbursable operating expenses.

In fiscal 2008, we sold our planning products operation to FC Organizational Products, LLC (FCOP), an entity in which we own a 19.5 percent interest.  According to the agreements associated with the sale, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FCOP’s request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables in fiscal 2009.

We also receive reimbursement from FCOP for certain operating costs, such as rent, and, although not required by governing documents or our ownership interest, we have previously provided working capital and other advances to FCOP.  At August 31, 2016 and 2015 we had $3.2 million and $4.0 million receivable from FCOP, net of related discount, which are recorded as assets on our consolidated balance sheets.  Although we believe that we will obtain payment from FCOP for these receivables, the valuation of amounts receivable from FCOP is dependent upon the estimated future earnings and cash flows of FCOP.  If FCOP’s estimated future earnings and cash flows decline, or if FCOP fails to pay amounts receivable and we fail to obtain payment on the previously impaired promissory note, our future cash flows and results of operations may be adversely affected.

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

•
Political and economic factors such as pending elections, the outcome of elections, revisions to governmental tax policies, sequestration, debt ceiling negotiations, and reduced tax revenues can affect the number and terms of new governmental contracts signed.

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

We have sales offices in Australia, China, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including:

•	Restrictions on the movement of cash
•	Burdens of complying with a wide variety of national and local laws
•	The absence in some jurisdictions of effective laws to protect our intellectual property rights
•	Political instability
•	Currency exchange rate fluctuations
•	Longer payment cycles
•	Price controls or restrictions on exchange of foreign currencies

For instance, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters chose to exit the European Union, commonly referred to as “Brexit.”  The outcome of this referendum produced significant currency exchange rate fluctuations and volatility in global stock markets and it is expected that the British government will commence negotiations to determine the terms of Brexit.  Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us are unclear.  Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.  These and other potential implications of Brexit could adversely affect our business and financial results.

We may experience foreign currency gains and losses.

Our sales outside of the United States totaled $44.9 million, or approximately 22 percent of consolidated sales, for the fiscal year ended August 31, 2016.  On September 1, 2016 we opened three new directly owned sales offices in China.  In previous periods, our offerings were sold in China by an independent licensee and we recognized royalty income from these sales.  We believe that opening these sales offices in China will increase the amount of revenue generated outside the United States in future periods.  As our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, held a warrant to purchase 5.9 million shares of our common stock.  Knowledge Capital exercised its warrant at various times on a net share basis and received 2.2 million shares of our common stock in addition to stock it already held.  On January 26, 2015, the SEC declared effective a registration statement on Form S-3 to register shares held by Knowledge Capital.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  Knowledge Capital currently holds 2.8 million shares, or approximately 20 percent, of our outstanding common shares.  The sale or prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

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

At August 31, 2016 we had $50.2 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $19.9 million of goodwill.  Our intangible assets are evaluated for impairment based on qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting unit to the carrying value of our net assets if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  Our existing lending arrangement expires on March 31, 2019 and we expect to regularly renew our lending agreement to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2016, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (4 locations)

International Facilities
International Administrative/Sales Offices:
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)

During the second quarter of fiscal 2016, we restructured the operations of our Australian direct office.  As part of the restructuring we closed our sales offices located in Brisbane, Sydney, and Melbourne.  Sales personnel in Australia work from their home offices, similar to many of our sales personnel located in the U.S. and Canada.  In August 2015, we decided to combine our northeastern and southeastern United States sales regions.  In connection with this decision, we closed our northeastern regional sales office located in Pennsylvania.  There were no other significant changes to the properties used for our operations for the periods presented in this report.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year and in future periods.

On September 1, 2016 we opened three sales offices in China.  Our offerings and products were previously sold in China by an independent licensee.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to multiple unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2016, we believe that, after consultation with legal counsel, any potential liability to the Company under these actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2016 and 2015.

	High	Low
Fiscal Year Ended August 31, 2016:
Fourth Quarter	$17.53	$13.45
Third Quarter	18.14	13.83
Second Quarter	18.28	14.36
First Quarter	17.81	13.77

Fiscal Year Ended August 31, 2015:
Fourth Quarter	$20.93	$14.39
Third Quarter	20.20	17.03
Second Quarter	20.24	16.68
First Quarter	20.33	18.27

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2016 or 2015.  We currently anticipate that we will retain all available funds to repay our obligations, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2016, we had 13,791,937 shares of common stock outstanding, which were held by 556 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock by monthly fiscal periods during the quarter ended August 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
May 29, 2016 to July 2, 2016	-	$-	none	$23,803

July 3, 2016 to July 30, 2016	328,209	15.32	328,209	18,775

July 31, 2016 to August 31, 2016	67,500	16.55	67,500	17,658

Total Common Shares	395,709	$15.53	395,709

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,291,347 shares of our common stock for $22.3 million through August 31, 2016.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2011 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

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

August 31,	2016	2015(1)	2014(1)	2013(1)	2012
In thousands, except per-share data

Income Statement Data:
Net sales	$200,055	$209,941	$205,165	$190,924	$170,456
Gross profit	133,154	138,089	138,266	128,989	112,683
Income from operations	13,849	19,529	24,765	21,614	17,580
Income before income taxes	11,911	17,412	21,759	19,398	13,747
Income tax provision	4,895	6,296	3,692	5,079	5,906
Net income	7,016	11,116	18,067	14,319	7,841

Earnings per share:
Basic	$.47	$.66	$1.08	$.83	$.44
Diluted	.47	.66	1.07	.80	.43

Balance Sheet Data:
Total current assets	$89,741	$95,425	$93,016	$81,108	$64,915
Other long-term assets	13,713	14,807	14,785	9,875	9,534
Total assets	190,871	200,645	205,186	189,405	164,080

Long-term obligations	48,511	36,978	36,885	41,100	40,368
Total liabilities	97,156	75,139	78,472	82,899	73,525

Shareholders’ equity	93,715	125,506	126,714	106,506	90,555

Cash flows from operating activities	$32,665	$26,190	$18,124	$15,528	$15,562
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

EXECUTIVE SUMMARY

General Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our 870 employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas:  Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

In the training and consulting marketplace, we believe there are four important characteristics that distinguish us from our competitors.

1.
World Class Content – Our content is principle-centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to achieve their own great purposes.

2.
Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.  Our commitment to achieving lasting impact extends to all of our clients—from CEOs to elementary school students, and from senior management to front-line workers in corporations, governmental, and educational environments.

3.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and other intellectual property licenses, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

4.
Global Capability – We operate three regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our offerings and provide services in over 150 other countries and territories around the world.  On September 1, 2016, we opened three new sales offices in China and we expect that these offices will add to our global reach and capabilities.

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

Business Development

All Access Pass

During fiscal 2016, we introduced the All Access Pass (AAP).  The All Access Pass provides an intellectual property license to our clients that provides them with access to our world-class content, assessments, tools, and videos through a web-based portal.  We believe that the AAP enables our clients to significantly improve their organizations through utilization of well-known established offerings or the use of specific topics and instruction from a variety of offerings to solve their specific organizational challenges.

The launch of the All Access Pass was well received by our existing and potential clients during fiscal 2016.  However, based on the nature of AAP sales and applicable accounting guidance for multiple element arrangements, we defer a portion of AAP sales and recognize the deferred portion over the life of the contract.  For instance, during fiscal 2016 we invoiced $23.2 million of AAP contracts and related services and recognized $15.9 million of this amount as sales.  Of the $8.1 million increase in deferred revenue at August 31, 2016, $7.3 million was attributable to AAP contracts invoiced during fiscal 2016.  Future periods will benefit from the recognition of these deferred revenues.

As our experience with the All Access Pass has continued to evolve, and the necessity of providing regular content updates to our clients has become more evident, subsequent to August 31, 2016, for new contracts we have determined to provide our clients with access to updated content, which requires us to account for future sales of AAP contracts as subscriptions.  Accordingly, substantially all AAP contract amounts will be deferred and recognized as revenue over the contracted period.  We anticipate that this change in revenue recognition will have a profound impact on reported revenues and operating results as AAP sales grow and the transition of other sale types, such as facilitator sales, to AAP or other intellectual property sales continues in future periods.  Accordingly, we believe that reported revenues and operating results will be significantly less during fiscal 2017 when compared with fiscal 2016 financial measures.  However, since AAP contracts are invoiced at the inception of the contract, we do not believe that our cash flows from operating activities will be adversely impacted by the increased deferral of AAP revenues.

New China Direct Offices

On September 1, 2016, we opened three new sales offices in China.  Prior to fiscal 2017, our offerings were sold in China through an independent licensee.  We were able to hire many of the previous licensee’s sales and administrative personnel in the transition from a licensee to a directly owned operation.  Accordingly, we anticipate that direct office and overall consolidated sales will be favorably impacted by these new offices since we will recognize total sales in China rather than a smaller percentage of sales, which were previously recorded as royalty revenue through our international licensee division.  We currently believe that there are potential opportunities for growth and expansion of our offerings in China.

Financial Overview

Compared with fiscal 2015, our consolidated sales and overall financial results for the fiscal year ended August 31, 2016 were significantly impacted by the following items:

•
Launch of the All Access Pass – As previously described, we launched the AAP in fiscal 2016 and invoiced our clients for $23.2 million of AAP services and products.  Approximately $7.3 million of those invoiced contracts remain unrecognized at August 31, 2016 and will benefit future periods.  However, the deferral of AAP revenue had an unfavorable impact on our financial results in fiscal 2016 when compared with fiscal 2015 as these deferred revenues also have high gross margins and had a substantial corresponding impact on our operating income during the fiscal year.

•
Large Government Contract – In fiscal 2015, we renewed a contract with a large federal agency and recognized $6.6 million of revenue from this contract during fiscal 2015.  However, due to administrative changes at the federal agency, the contract was not opened for renewal bids in fiscal 2016.  We recognized $3.9 million of operating income from this large government contract in fiscal 2015 that did not repeat during fiscal 2016.

•
Foreign Exchange Rates – The U.S. dollar strengthened against many of the functional currencies in which our direct offices and international licensees conduct business.  The strengthening U.S. dollar had a $0.9 million adverse impact on our consolidated sales (primarily during the first two quarters of fiscal 2016) and had a $0.8 million adverse impact on our operating income.  Foreign exchange rate fluctuations did not materially impact our gross profit as $0.6 million of the adverse foreign exchange impacted our licensee royalty revenues, which do not have a significant cost of sales.

Including the factors noted above, our net sales in fiscal 2016 were $200.1 million compared with $209.9 million in fiscal 2015, and $205.2 million in fiscal 2014.  Our fiscal 2016 fourth-quarter sales remained strong and totaled $64.8 million, which excludes a significant deferral of invoiced AAP contracts.  For instance, we invoiced $73.1 million in the fourth quarter of fiscal 2016 compared with $70.7 million in the fourth quarter of fiscal 2015.  The following table sets forth consolidated sales data by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2016	Percent change	2015	Percent change	2014
Sales by Category:
Training and consulting services	$189,661	(5)	$198,695	3	$193,720
Products	6,009	(13)	6,885	(8)	7,518
Leasing	4,385	1	4,361	11	3,927
	$200,055	(5)	$209,941	2	$205,165

Sales by Segment:
Direct offices	$103,613	(8)	$113,087	(2)	$115,085
Strategic markets	29,778	(20)	37,039	16	31,841
Education practice	40,361	22	33,128	7	30,883
International licensees	17,629	3	17,100	-	17,065
Corporate and other	8,674	(10)	9,587	(7)	10,291
	$200,055	(5)	$209,941	2	$205,165

Our gross profit for fiscal 2016 was $135.2 million, compared with $138.1 million in the prior year.  The decrease in gross profit was primarily due to sales activity as described above.  Our gross margin, which is gross profit as a percent of sales, increased to 67.6 percent compared with 65.8 percent in fiscal 2015.  The improvement was primarily due to a change in the mix of sales, which produced increased intellectual property sales, including All Access Pass sales, and decreased onsite presentations.

Our operating expenses increased $2.7 million compared with fiscal 2015 primarily due to a $4.8 million increase in selling, general, and administrative expenses, which was partially offset by a $1.3 million decrease in impaired asset charges, a $0.5 million decrease in depreciation expense, and a $0.5 million decrease in intangible asset amortization expense.  The increase in selling, general, and administrative expenses was primarily related to the addition of new sales and sales support personnel; a $1.5 million increase in the contingent consideration liability from a previous business acquisition; and $0.6 million of increased non-cash stock-based compensation expense.

Our income from operations for fiscal 2016 reflected the factors noted above and was $13.8 million, compared with $19.5 million in the prior year.  Pre-tax income was $11.9 million for fiscal 2016 compared with $17.4 million in fiscal 2015.  Our effective income tax rate was approximately 41 percent in fiscal 2016 compared with approximately 36 percent in fiscal 2015.  During fiscal 2015, we finalized the calculations relating to the amendment of previously filed U.S. federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.  Our income tax provision was $4.9 million in fiscal 2016 compared with $6.3 million in the prior year.  Net income for fiscal 2016 was $7.0 million, or $.47 per diluted share, compared with $11.1 million, or $.66 per diluted share, in fiscal 2015.

Further details regarding these items can be found in the comparative analysis of fiscal 2016 with fiscal 2015 as discussed within this management’s discussion and analysis.

Our liquidity position remained strong during fiscal 2016 and we had $10.5 million of cash and cash equivalents at August 31, 2016 compared with $16.2 million at August 31, 2015, with no borrowings on our revolving line of credit at the end of either fiscal 2016 or fiscal 2015.  Our net working capital (current assets minus current liabilities) was $35.7 million at August 31, 2016 compared with $55.8 million at the end of fiscal 2015.

Our primary source of cash is our ongoing business operations.  Cash flows from operating activities increased 25 percent to $32.7 million in fiscal 2016 compared with $26.2 million in fiscal 2015.  Historically, we have funded our operations, capital purchases, curriculum development, share repurchases, and business acquisitions from our operating activities and from our revolving line of credit facility.  Our positive cash flows in fiscal 2016 enabled us to repurchase over $43 million of our common stock during the year, including a tender offer that was completed in January 2016.  We anticipate that cash flows from our operating activities, proceeds from our line of credit facility, and term-loan borrowing will be sufficient to support our operations for the foreseeable future.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

Key Growth Objectives

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

Other key factors that influence our operating results include: the size and productivity of our sales force; the number and productivity of our international licensee operations; the number of organizations that are active customers; the number of people trained within those organizations; the continuation or renewal of existing services contracts, especially All Access Pass renewals; the availability of budgeted training spending at our clients and prospective clients, which, in certain content categories, can be significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related services and products to our clients.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2016, fiscal 2015, and fiscal 2014 refer to the twelve-month periods ended August 31, 2016, 2015, 2014, and so forth.

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

YEAR ENDED AUGUST 31,	2016	2015	2014
Sales:
Training and consulting services	94.8%	94.6%	94.4%
Products	3.0	3.3	3.7
Leasing	2.2	2.1	1.9
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	29.6	31.6	30.0
Products	1.6	1.6	1.7
Leasing	1.2	1.0	0.9
Total cost of sales	32.4	34.2	32.6
Gross profit	67.6	65.8	67.4

Selling, general, and administrative	56.8	51.8	51.6
Impaired assets	-	0.6	0.1
Restructuring costs	0.4	0.3	-
Depreciation	1.9	2.0	1.7
Amortization	1.6	1.8	1.9
Total operating expenses	60.7	56.5	55.3
Income from operations	6.9	9.3	12.1
Interest income	0.2	0.2	0.2
Interest expense	(1.1)	(1.0)	(1.1)
Discount on related party receivable	-	(0.2)	(0.6)
Income before income taxes	6.0%	8.3%	10.6%

FISCAL 2016 COMPARED WITH FISCAL 2015

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through the All Access Pass, our sales and delivery personnel, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the fiscal year ended August 31, 2016 is based on activity through our operating segments as shown in the preceding comparative sales table.

Direct Offices – This channel includes our three regional sales offices that serve clients in the United States and Canada; our directly owned international offices in Japan, the United Kingdom, and Australia; and our public program operations.  As previously mentioned, we introduced the AAP in our domestic direct offices in late January 2016.  The AAP was well received by existing and new clients and we invoiced $19.4 million of new AAP contracts during fiscal 2016 through our direct offices, including $10.7 million in the fourth quarter.  However, in accordance with applicable revenue recognition guidance, we deferred $6.2 million (net of amounts previously deferred and subsequently recognized during fiscal 2016) of revenue that will be recognized in fiscal 2017 over the lives of the respective contracts.  While sales of new AAP contracts grew significantly in the fourth quarter compared with previous quarters of fiscal 2016, our onsite presentation sales declined compared with the prior year.  Our international direct office sales declined by $1.7 million during the fiscal year, primarily due to decreased demand for certain programs in these offices and $0.2 million of unfavorable foreign exchange rates, primarily during the first half of fiscal 2016.

We continue to be encouraged by the initial acceptance and strengthening business pipeline for potential AAP sales.  While we expect increased AAP sales to improve overall revenue levels, a portion of AAP sales will continue to be deferred into future periods.  As previously mentioned, subsequent to August 31, 2016 we decided to allow clients to have access to content upgrades for new contracts, which generally requires us to account for future AAP contracts on a subscription basis.  Accordingly, all invoiced AAP contract amounts will be deferred and recognized as revenue over the contracted service period.  We anticipate that this change in revenue recognition will have a profound impact on reported revenues and operating results as AAP sales grow and the transition of other sale types, such as facilitator sales, to AAP or other intellectual property sales continues in future periods.  Accordingly, we believe that reported revenues and operating results will be significantly less during fiscal 2017 when compared with fiscal 2016 financial measures for the corresponding periods.  However, since AAP contracts are invoiced at the inception of the contract, we do not believe that our cash flows from operating activities will be adversely impacted by the deferral of AAP revenues.

In addition, we expect our newly opened offices in China to increase sales from our direct offices in future periods.  Our offerings were previously sold in China through an independent licensee.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.  The $7.3 million decrease in sales was primarily due to the renewal of a $6.6 million government contract in fiscal 2015, which did not repeat in fiscal 2016 due to administrative changes at the federal agency that resulted in the contract not being opened for renewal bids, and a $2.7 million decrease in Customer Loyalty practice sales.  Partially offsetting these decreases were $1.0 million of sales from our Global 50 group, $0.7 million of increased government services sales (excluding the impact of the government contract that was not renewed), and $0.3 million of increased revenue from the Sales Performance practice.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.  Sales Performance practice sales increased due to new contracts obtained primarily during the first half of fiscal 2016.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $7.2 million, or 22 percent, increase in Education practice revenues compared with the prior year.  At August 31, 2016 over 3,000 schools around the world were using The Leader in Me curriculum.  Sales of subscription services during the previous fiscal year also improved sales during fiscal 2016 as we recognized a portion of the revenue that was deferred in previous periods.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our offerings to local preferences and customs, if necessary.  Our international licensee royalties increased $0.5 million as certain of our licensee partners’ sales increased compared with the prior year.  Licensee sales during the fiscal year ended August 31, 2016 were reduced by $0.6 million due to foreign exchange rate fluctuations as the U.S. dollar strengthened during the year.  As previously mentioned, effective September 1, 2016, we opened three new sales offices in China and we will recognize actual sales in China rather than royalty revenue on our licensee’s sales.  Accordingly, we anticipate a significant decrease in total licensee sales during fiscal 2017 when compared with the corresponding periods of fiscal 2016.  While we continue to be confident in our other international licensee partners’ ability to grow during future periods, a strengthening U.S. dollar may offset all or a portion of their growth in their functional currencies.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  During fiscal 2016, these sales decreased primarily due to a $0.4 million decrease in shipping and handling revenues and a $0.2 million decrease in book and audio revenues from royalties on publications.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs, materials used in the production of training products and related assessments, assembly, manufacturing labor costs, and freight.  Gross profit may be affected by, among other things, the mix of practice solutions sold to clients, prices of materials, labor rates, changes in product discount levels, and freight costs.

Our gross profit for the fiscal year ended August 31, 2016 was $135.2 million compared with $138.1 million in fiscal 2015.  The decrease in gross profit was primarily due to sales activity during fiscal 2016 as previously described.  Our gross margin for fiscal 2016 increased to 67.6 percent of sales compared with 65.8 percent in fiscal 2015.  The improvement in gross margin was primarily due to a change in the mix of sales, which produced increased intellectual property sales, including All Access Pass sales, decreased onsite presentations, increased international licensee royalty revenues, and decreased costs associated with our online offerings as we restructured our online program operations during the first quarter of fiscal 2016.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2016	2015	$ Change	% Change
Selling, general, and administrative	$108,930	$106,231	$2,699	3
Increase to NinetyFive 5 contingent payment liability	1,538	35	1,503	4,294
Stock-based compensation expense	3,121	2,536	585	23
Total selling, general, and administrative expense	113,589	108,802	4,787	4
Impaired assets	-	1,302	(1,302)	(100)
Restructuring costs	776	587	189	32
Depreciation	3,677	4,142	(465)	(11)
Amortization	3,263	3,727	(464)	(12)
	$121,305	$118,560	$2,745	2

Selling, General and Administrative (SG&A) – The increase in our SG&A expenses during fiscal 2016 was primarily due to 1) a $2.0 million increase in associate costs, primarily due to new sales and sales-related personnel; 2) a $1.5 million increase in the contingent earn out liability associated with the acquisition of NinetyFive 5; 3) a $1.4 million increase in software costs primarily related to our new enterprise resource planning system that is expected to be placed in service during mid-fiscal 2017; 4) a

$1.1 million increase in bad debt expense resulting primarily from the write off of an Education practice contract and receivables from a large retailer that declared bankruptcy, plus other increases to the allowance for doubtful accounts throughout the fiscal year; and 5) a $0.6 million increase in non-cash stock-based compensation.  We continue to invest in new sales and sales-related personnel and had 204 client partners at August 31, 2016 compared with 180 client partners at August 31, 2015.  A significant improvement in Sales Performance practice EBITDA during the first half of fiscal 2016 increased the probability of a second $2.2 million contingent consideration payment to the former owners of NinetyFive 5, which led to the significant increase in expense during fiscal 2016.  Partially offsetting these increases were $0.8 million of decreased foreign exchange losses, $0.8 million of reduced advertising and promotional expenses, and cost savings in various other areas of our operations.

Restructuring Costs – In the fourth quarter of fiscal 2016, we restructured the operations of certain of our domestic sales offices to reduce ongoing operational costs.  The cost of this restructuring was $0.4 million and was primarily comprised of employee severance costs, which were paid in August and September 2016.

During fiscal 2016 we also restructured the operations of our Australian direct office.  The restructuring was designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative functions.  Our remaining sales and support personnel in Australia now work from home offices, as do most of our sales personnel located in the U.S. and Canada.  The $0.4 million charge recorded during the second quarter of fiscal 2016 was primarily for office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.

Depreciation – Depreciation expense decreased due to certain assets becoming fully depreciated during fiscal 2016.  Based on previous property and equipment acquisitions during fiscal 2016 and expected capital additions during fiscal 2017, we expect depreciation expense will total approximately $3.9 million in fiscal 2017.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  Based on current carrying amounts of intangible assets and remaining estimated useful lives, we anticipate amortization expense from intangible assets will total $2.9 million in fiscal 2017.

Income Taxes

Our effective tax rate for the fiscal year ended August 31, 2016 was approximately 41 percent compared with approximately 36 percent in fiscal 2015.

Our effective tax rate increased primarily due to the fiscal 2015 recognition of benefits from claiming foreign tax credits instead of foreign tax deductions for fiscal 2008 through fiscal 2010.  In fiscal 2015 we finalized the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.  As of August 31, 2015, we have amended all available prior year returns to claim foreign tax credits instead of tax deductions.  In fiscal 2016 we also recorded a valuation allowance of $0.3 million against the deferred tax assets of a foreign subsidiary with recent and substantial taxable losses.  Consistent with fiscal 2016, we expect our effective income tax rate to remain near statutory rates in future periods.

During fiscal 2016, we paid $3.4 million in cash for income taxes, which was less than our income tax provision for fiscal 2016 primarily due to our utilization of foreign tax credit carryforwards.  Over the next four to six years, we expect that our total cash paid for income taxes will be less than our total income tax provision if All Access Pass sales continue to increase.  A significant increase in AAP sales will create substantial amounts of deferred revenue both for financial statement and income tax purposes and may result in reduced income before taxes.  Accordingly, the time over which we will utilize our foreign tax credit carryforwards and other deferred income tax assets may lengthen, resulting in lower total cash payments for income taxes than our income tax provision amounts over future periods.

FISCAL 2015 COMPARED WITH FISCAL 2014

Sales

The following sales analysis for the fiscal year ended August 31, 2015 is based on activity through our operating segments as previously described, and as shown in the preceding comparative sales table.

Direct Office Sales – During fiscal 2015, our direct office sales were primarily impacted by a $1.9 million decrease in sales from our domestic sales offices and by $3.7 million of adverse foreign exchange rate fluctuations at our foreign direct offices.  The decrease over the prior year at our domestic sales offices was primarily due to the successful second quarter fiscal 2014 launch of the re-created 7 Habits Signature Program, which is our best-selling offering worldwide, and $0.5 million of adverse impact from foreign exchange rates on sales in Canada.  During fiscal 2015, we did not launch an offering with such widespread acceptance.

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

Strategic Markets – Sales through our strategic market segment increased $5.2 million compared with fiscal 2014.  The improvement was primarily due to a $3.5 million increase in government services sales and a $1.9 million increase in Sales Performance practice revenues.  The increase in government service sales was due to 1) the renewal of a large government contract that was obtained during the first quarter of fiscal 2015 and the significant delivery of services on this contract during fiscal 2015; and 2) new contracts obtained with other governmental entities during the year.  Our Sales Performance practice grew as a result of increased demand and new contracts for these services during fiscal 2015.  Partially offsetting these increases was a $0.2 million, or two percent, decrease in our Customer Loyalty practice revenues.

Education Practice – Our Education practice sales increased $2.2 million, or seven percent, compared with fiscal 2014.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to the increase in Education practice revenues.  At August 31, 2015, over 2,500 schools were using The Leader in Me program.  We have made substantial investments in new sales and sales support personnel in our Education practice and we expect that our sales will continue to grow compared with prior periods.

International Licensees – Despite the unfavorable effects of a strengthening U.S. dollar during fiscal 2015, certain of our licensees had increased sales, which provided a slight increase in our international licensee sales when compared with fiscal 2014.  Foreign exchange rates had a $1.0 million adverse impact on our international licensee royalty revenues during the fiscal year ended August 31, 2015.

Corporate and Other – Our other sales decreased primarily due to a $0.6 million contract that was won in the third quarter of fiscal 2014 and which did not repeat in fiscal 2015 and decreased shipping and handling revenues.  These declines were partially offset by additional leasing revenues from new contracts on our corporate campus located    in Salt  Lake City, Utah.

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

Selling, General and Administrative – Our SG&A expenses during fiscal 2015 increased by $3.0 million compared with fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $3.7 million increase related to the addition of new sales and sales support personnel in our direct offices and Education practice, and increased commissions on higher sales; 2) fiscal 2014 reductions to estimated contingent earn out payment from the acquisition of Ninety-Five 5 LLC totaling $1.6 million, which did not repeat in fiscal 2015; and 3) $1.0 million of increased foreign exchange transaction losses as the U.S. dollar strengthened during the year.  The impact of these increases was partially offset by reduced executive short-term incentive bonus expense as specified growth goals were not fully met, by decreased stock-based compensation expense, by the translation of foreign currency denominated expenses into U.S. dollars, and by cost cutting efforts in various areas of our operations.

Impaired Assets – During fiscal 2015 we impaired $1.3 million of long-term assets, which consisted of $0.6 million of capitalized curriculum that was discontinued (and related prepaid royalties), $0.5 million of long-term receivables from FC Organizational Products (FCOP), and an investment in an unconsolidated subsidiary totaling $0.2 million.  We determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, we recalculated the discount on the long-term receivables and impaired the difference.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at an unconsolidated subsidiary in which we previously invested $0.2 million.  Based on this information, we determined that the carrying value of this investment would not be recoverable and we wrote off the investment.  We previously accounted for this investment using the cost method based on our insignificant ownership and influence in the entity.

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

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2016 and 2015.  The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2016 (unaudited)
	November 28	February 27	May 28	August 31
Net sales	$45,218	$45,269	$44,738	$64,831
Gross profit	30,071	29,854	29,562	45,667
Selling, general, and administrative	26,489	27,936	29,095	30,069
Restructuring costs	-	376	-	400
Depreciation	912	894	1,003	868
Amortization	910	909	722	721
Income (loss) from operations	1,760	(261)	(1,258)	13,609
Income (loss) before income taxes	1,296	(730)	(1,741)	13,086
Net income (loss)	790	(448)	(1,052)	7,726

Net income (loss) per share:
Basic	$.05	$(.03)	$(.07)	$.55
Diluted	.05	(.03)	(.07)	.55

YEAR ENDED AUGUST 31, 2015 (unaudited)
	November 29	February 28	May 30	August 31
Net sales	$47,875	$46,316	$48,306	$67,444
Gross profit	31,204	30,015	30,322	46,547
Selling, general, and administrative	25,699	26,841	25,934	30,327
Impaired assets	-	-	1,082	220
Restructuring costs	-	-	-	587
Depreciation	964	1,040	980	1,158
Amortization	953	953	912	909
Income from operations	3,588	1,181	1,414	13,346
Income before income taxes	3,030	753	753	12,876
Net income	1,828	427	1,191	7,669

Net income per share:
Basic	$.11	$.03	$.07	$.47
Diluted	.11	.02	.07	.46

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

During fiscal 2016, we used a substantial amount of our liquidity and capital resources to acquire outstanding shares of our common stock.  During the second quarter of fiscal 2016 we completed a modified Dutch auction tender offer whereby we purchased 1,971,832 shares of our common stock for $17.75 per share.  The total cost of the tender offer, including various professional services fees, was $35.3 million.  We also purchased 531,433 shares of our common stock for $8.3 million on the open market under the terms of a Board of Director approved plan during the third and fourth quarters of fiscal 2016.  We have $17.7 million remaining under that Board approved common stock purchase plan at August 31, 2016.  Our cash balance at August 31, 2016 was $10.5 million, with no borrowings on our line of credit, compared with $16.2 million of cash, and no borrowings on the line of credit, at August 31, 2015.  As part of the regular renewal of our existing credit facility (refer to discussion below), we borrowed $15.0 million on a promissory note that matures in May 2019 to help finance the acquisition of our common stock during fiscal 2016.  For further information regarding the impact on our cash flows from these purchases of our common stock, refer to the discussion entitled “cash flows from financing activities.”

Our net working capital (current assets less current liabilities) was $35.7 million at August 31, 2016 compared with $55.8 million at August 31, 2015.  The reduction in our working capital was primarily due to reduced cash resulting from the purchases of our common stock during fiscal 2016, a significant increase in deferred revenues primarily from sales of the All Access Pass, and new term-loan borrowing to assist in financing the purchases of our common stock.  Of our $10.5 million in cash at August 31, 2016, $8.5 million was held outside the U.S. at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our recently renewed revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, purchases of our common stock, capital expenditures (including curriculum development), working capital expansion, and debt payments.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2016	2015	2014
Total cash provided by (used for):
Operating activities	$32,665	$26,190	$18,124
Investing activities	(6,229)	(4,874)	(17,424)
Financing activities	(32,535)	(14,903)	(2,445)
Effect of exchange rates on cash	321	(662)	(63)
Increase (decrease) in cash and cash equivalents	$(5,778)	$5,751	$(1,808)

Fifth Modification to Amended and Restated Credit Agreement

On May 24, 2016, we entered into the Fifth Modification Agreement to our existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fifth Modification Agreement were to (i) obtain a term loan from the lender for $15.0 million (the Term Loan); (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit us to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.  The proceeds from the term loans may be used for general corporate purposes.

The Term Loan provided us $15.0 million at an interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $937,500 are due and payable on the first day of each January, April, July, and October until May 2019.  The remaining $3.75 million of principal due at the Term Loan maturity date may be repaid by the Company or converted into another term loan.  The Term Loan may also be repaid sooner than May 2019 at the Company’s discretion.  Subsequent to August 31, 2016, we obtained an additional term loan with a principal balance of $5.0 million.  Principal payments of $312,500 are due and payable on the first day of each January, April, July, and October until October 2019.  The other terms and conditions of this term loan are the same (except principal payment amounts) as the Term Loan described above.

The Fifth Modification Agreement preserves existing debt covenants that include (i) a Funded Debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a Fixed Charge Coverage ratio greater than 1.15 to 1.0 as discussed above; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  The other key terms and conditions of the Fifth Modification Agreement are substantially the same as those defined in the Restated Credit Agreement.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at August 31, 2016.

In addition to our revolving line of credit facility and term loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2016.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities increased to $32.7 million for the fiscal year ended August 31, 2016 compared with $26.2 million in fiscal 2015.  Although our net income during fiscal 2016 was reduced by the deferral of a portion of AAP sales, we invoice our clients at the inception of the contracted period and collect invoiced amounts within normal terms.  Accordingly, we do not expect our cash flows from operating activities to be unfavorably impacted by increased sales of AAP contracts in future periods.

Although our collections of accounts receivable improved significantly during fiscal 2016, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these longer collection periods may continue in future periods and lengthen our collection cycle.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during fiscal 2016 totaled $6.2 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and spending on curriculum development.

Our purchases of property and equipment, which totaled $4.0 million, consisted primarily of computer software, hardware, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $5.4 million in fiscal 2017.  However, we are currently in the process of replacing our existing enterprise resource planning software, which may result in increased capital spending compared with current expectations.  We currently anticipate that the new enterprise resource planning software will be placed into service in mid-fiscal 2017.

For the fiscal year ended August 31, 2016, we spent $2.2 million on various curriculums, including significant revisions and development to offerings related to The Leader In Me, which is offered through our Education practice, Customer Loyalty, and for the newly released All Access Pass.  Our anticipated spending for capitalized curriculum in fiscal 2017 is expected to be approximately $8.0 million.  During fiscal 2017 we expect to make significant additions to our All Access Pass offerings and various other practices and offerings.

Cash Flows from Financing Activities

In fiscal 2016 we used $32.5 million of net cash for financing activities.  Our primary uses of cash for financing activities consisted of $35.3 million used to purchase 1,971,832 shares of our common stock in a modified Dutch auction tender offer (as previously described); the purchase of 531,433 shares of our common stock for $8.3 million on the open market under the terms of a Board of Director approved plan; $2.4 million used for principal payments on our long-term financing obligation and Term Loan; and $2.2 million for the payment of contingent consideration from the purchase of NinetyFive 5 in a prior period.  Partially offsetting these uses of cash were $15.0 million of proceeds from a term note payable that matures in May 2019 and $0.7 million of cash received from participants in our employee stock purchase plan.  Subsequent to August 31, 2016, we obtained an additional term loan with a principal balance of $5.0 million.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,291,347 shares of our common stock for $22.3 million through August 31, 2016.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

During fiscal 2013, we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  Based on significantly improved EBITDA from our sales performance group during the first half of fiscal 2016, we paid the first contingent earn out payment of $2.2 million in the third quarter of fiscal 2016 and may have to pay additional contingent earn out payments in fiscal 2017.  The contingent earn out liability to the former owners of NinetyFive 5 is required to be recorded at fair value based on current and expected EBITDA performance.  At August 31, 2016, the fair value of this liability was $1.9 million, which was recorded as a component of other long-term liabilities in our consolidated balance sheet.  The contingent consideration measurement period for this acquisition ends on August 31, 2017.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2017 from current cash balances, future cash flows from operating activities, and borrowings on our available credit facility.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our Restated Credit Agreement expires in March 2019 and we expect to renew the Restated Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); term loans payable to our bank; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; an expected contingent consideration payment to the former owners of NinetyFive 5; minimum operating lease payments for domestic regional and foreign sales office space; and payments to HP Enterprise Services (HPE) for minimum outsourced warehousing and distribution service charges.  At August 31, 2016, our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Required lease payments on corporate campus	$3,509	$3,579	$3,651	$3,724	$3,798	$15,157	$33,418
Term Loan payable to bank(1)	4,039	3,949	6,660	-	-	-	14,648
Purchase obligations	5,168	-	-	-	-	-	5,168
NinetyFive 5 contingent consideration payment(2)	-	2,167	-	-	-	-	2,167
Minimum operating lease payments	466	298	307	326	325	362	2,084
Minimum required payments to HPE for warehousing services(3)	216	216	180	-	-	-	612
Total expected contractual obligation payments	$13,398	$10,209	$10,798	$4,050	$4,123	$15,519	$58,097

(1)	Payment amounts shown include interest at 2.4 percent, which is the current rate on our Term Loan obligation.

(2)
The NinetyFive 5 contingent consideration measurement period ends on August 31, 2017, and we currently anticipate the payment amount will be earned in the fourth quarter of fiscal 2017 and paid during the first quarter of fiscal 2018.  Actual amounts paid may differ based on the achievement of specified performance objectives.

(3)
Our required minimum payments for warehousing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.  The warehousing services contract expires in June 2019.

Our contractual obligations presented above exclude unrecognized tax benefits of $3.0 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

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

When the Company’s training and consulting arrangements contain multiple deliverables, consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices at the beginning of the agreement, and revenue is recognized as each curriculum, consulting service, or intellectual property license is delivered.  We use the following selling price hierarchy to determine the fair value to be used for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (BESP).  Generally, VSOE is based on established pricing and discounting practices for the deliverables when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a narrow range.  When VSOE cannot be established, judgment is applied with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately.  Our products and services normally contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  When we are unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration.  BESPs are established as best estimates of what the selling price would be if the deliverables were sold regularly on a stand-alone basis.  Our process for determining BESPs requires judgment and considers multiple factors, such as market conditions, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives.  These factors may vary over time depending upon the unique facts and circumstances related to each deliverable.  However, we do not expect the effect of changes in the selling price or method or assumptions used to determine selling price to have a significant effect on the allocation of arrangement consideration.

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

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and number of common shares to be awarded under the LTIP grants as described above.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2016 would decrease our reported income from operations by approximately $0.2 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2016, we had receivables from FCOP, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon the timing of estimated collections, we were required to classify a portion of the receivable to long-term.  In accordance with applicable accounting guidance, we are required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2016 would decrease our reported income from operations by $0.1 million.

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

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  We tested goodwill for impairment at August 31, 2016 at the reporting unit level using a quantitative approach.  The first step of the goodwill impairment testing process (Step 1) involves determining whether the estimated fair value of the reporting unit exceeds its respective book value.  In performing Step 1, we compare the carrying amount of the reporting unit to its estimated fair value.  If the fair value exceeds the book value, goodwill of that reporting unit is not impaired.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).  The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

If the Step 1 result concludes that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (Step 2).  Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.  The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities, including any recognizable intangible assets.  The residual amount from performing this allocation represents the implied fair value of goodwill.  To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

Under the two-step impairment test, we determine the fair value of our reporting units using both an income approach and a market approach, and weigh both approaches to determine the fair value of each reporting unit.  Under the income approach, we perform a discounted cash flow analysis which incorporates our cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate.  The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (WACC) which takes into account the costs of debt and equity.  The cost of equity is based on the risk-free interest rate, equity risk premium, and industry and size equity premiums.  To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period.  There are a number of other variables which impacted the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures, and related depreciation expense.  Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit.  We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all our reporting units to our total market capitalization, and adjusting for an appropriate control premium.  In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of the fiscal 2016 goodwill test, we did not record an impairment charge against our goodwill during fiscal 2016 as each reportable operating segment’s estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earn out payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, we recorded increases totaling $1.5 million to the fair value of expected contingent consideration payments during fiscal 2016 which resulted in a corresponding increase to selling, general, and administrative expenses.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This guidance requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position.  The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  We have elected, as permitted by the guidance, to early adopt ASU No. 2015-17 on a prospective basis as of August 31, 2016 and prior periods were not restated.  The adoption of this standard did not have a material effect on our consolidated balance sheet at August 31, 2016.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of August 31, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are evaluating the potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations, and cash flows.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of August 31, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of August 31, 2016, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718).  The guidance in ASU No. 2014-12 addresses accounting for stock-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award.  Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The guidance in ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  We do not expect the adoption of ASU 2014-12 in fiscal 2017 will have a material effect on our financial position, results of operations, or cash flows.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future reported revenues and operating results, future sales growth, including the impact of our new China offices, expected introduction of new or refreshed offerings, including additions to the All Access Pass, future training and consulting sales activity, renewal of existing contracts, the release and success of new publications, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Restated Credit Agreement, the ability to borrow on, and renew, our Restated Credit Agreement, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2016, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; foreign currency exchange rates; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

Foreign Exchange Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  However, we did not utilize any foreign currency forward or related derivative contracts during fiscal 2016, fiscal 2015, or fiscal 2014.

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our Restated Credit Agreement, a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, deferred income taxes, and the fair value of expected contingent consideration payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments, which may create additional expense if interest rates increase in future periods.  The effective interest rate on the term loans and revolving line of credit facility was 2.3 percent at August 31, 2016.  At current borrowing levels, a one percent increase in the interest rate on these debt instruments would increase our interest expense in fiscal 2017 by $0.2 million.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

During the fiscal years ended August 31, 2016, 2015, and 2014, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Franklin Covey Co.
Salt Lake City, Utah

We have audited the internal control over financial reporting of Franklin Covey Co. (the “Company”) as of August 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2016 of the Company and our report dated November 14, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” as of August 31, 2016 on a prospective basis.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Franklin Covey Co.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Franklin Covey Co. (the "Company") as of August 31, 2016, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Covey Co. as of August 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company early adopted the Financial Accounting Standards Board Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” as of August 31, 2016 on a prospective basis.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 14, 2016

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Franklin Covey Co.

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. as of August 31, 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended August 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 12, 2015

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2016	2015
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$10,456	$16,234
Accounts receivable, less allowance for doubtful accounts of $1,579 and $1,333	65,960	65,182
Receivable from related party	1,933	2,425
Inventories	5,042	3,949
Deferred income tax assets	-	2,479
Prepaid expenses	2,949	2,570
Other assets	3,401	2,586
Total current assets	89,741	95,425

Property and equipment, net	16,083	15,499
Intangible assets, net	50,196	53,449
Goodwill	19,903	19,903
Long-term receivable from related party	1,235	1,562
Other long-term assets	13,713	14,807
	$190,871	$200,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,662	$1,473
Current portion of term note payable	3,750	-
Accounts payable	10,376	8,306
Income taxes payable	4	221
Deferred revenue	20,847	12,752
Accrued liabilities	17,418	16,882
Total current liabilities	54,057	39,634

Financing obligation, less current portion	22,943	24,605
Term note payable, less current portion	10,313	-
Other liabilities	3,173	3,802
Deferred income tax liabilities	6,670	7,098
Total liabilities	97,156	75,139

Commitments and contingencies (Notes 6 and 7)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	211,203	208,635
Retained earnings	76,628	69,612
Accumulated other comprehensive income	1,222	192
Treasury stock at cost, 13,332 shares and 10,909 shares	(196,691)	(154,286)
Total shareholders’ equity	93,715	125,506
	$190,871	$200,645

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2016	2015	2014
In thousands, except per-share amounts
Net sales:
Training and consulting services	$189,661	$198,695	$193,720
Products	6,009	6,885	7,518
Leasing	4,385	4,361	3,927
	200,055	209,941	205,165
Cost of sales:
Training and consulting services	59,158	66,370	61,474
Products	3,206	3,306	3,502
Leasing	2,537	2,176	1,923
	64,901	71,852	66,899
Gross profit	135,154	138,089	138,266

Selling, general, and administrative	113,589	108,802	105,801
Impaired assets	-	1,302	363
Restructuring costs	776	587	-
Depreciation	3,677	4,142	3,383
Amortization	3,263	3,727	3,954
Income from operations	13,849	19,529	24,765

Interest income	325	383	427
Interest expense	(2,263)	(2,137)	(2,237)
Discount on related-party receivables	-	(363)	(1,196)
Income before income taxes	11,911	17,412	21,759
Provision for income taxes	(4,895)	(6,296)	(3,692)
Net income	$7,016	$11,116	$18,067

Net income per share:
Basic	$0.47	$0.66	$1.08
Diluted	0.47	0.66	1.07

Weighted average number of common shares:
Basic	14,944	16,742	16,720
Diluted	15,076	16,923	16,947

COMPREHENSIVE INCOME:
Net income	$7,016	$11,116	$18,067
Foreign currency translation adjustments, net of income
tax benefit (provision) of $115, $52, and ($24)	1,030	(1,259)	(235)
Comprehensive income	$8,046	$9,857	$17,832

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2016	2015	2014
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,016	$11,116	$18,067
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,943	7,875	7,326
Amortization of capitalized curriculum costs	3,865	4,093	2,824
Deferred income taxes	1,854	3,665	(679)
Stock-based compensation expense	3,121	2,536	3,534
Impairment of assets	-	1,302	363
Excess tax expense (benefit) from stock-based compensation	52	(137)	(2,477)
Increase (decrease) of estimated acquisition earn out liability	1,538	35	(1,579)
Changes in assets and liabilities, net of effect of acquired business:
Increase in accounts receivable, net	(576)	(4,355)	(9,548)
Decrease (increase) in inventories	(908)	2,239	(2,136)
Decrease in receivable from related party	820	620	2,248
Increase in prepaid expenses and other assets	(1,119)	(2,010)	(1,543)
Increase (decrease) in accounts payable and accrued liabilities	2,264	(5,654)	359
Increase in deferred revenue	8,112	2,481	3,287
Increase (decrease) in income taxes payable/receivable	(316)	2,548	(1,347)
Decrease in other long-term liabilities	(1)	(164)	(575)
Net cash provided by operating activities	32,665	26,190	18,124

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,993)	(2,446)	(3,470)
Capitalized curriculum development	(2,236)	(2,166)	(7,787)
Acquisition of business, net of cash acquired	-	(262)	(6,167)
Net cash used for investing activities	(6,229)	(4,874)	(17,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	46,454	-	35,331
Payments on line of credit borrowings	(46,454)	-	(35,331)
Proceeds from term notes payable financing	15,000	-	-
Principal payments on term notes payable	(937)	-	-
Principal payments on financing obligation	(1,472)	(1,302)	(1,155)
Purchases of common stock for treasury	(43,586)	(14,427)	(4,381)
Payment of contingent consideration liability	(2,167)	-	-
Income tax benefit (expense) recorded in paid-in capital	(52)	137	2,477
Proceeds from sales of common stock held in treasury	679	689	614
Net cash used for financing activities	(32,535)	(14,903)	(2,445)
Effect of foreign currency exchange rates on cash and cash equivalents	321	(662)	(63)
Net increase (decrease) in cash and cash equivalents	(5,778)	5,751	(1,808)
Cash and cash equivalents at beginning of the year	16,234	10,483	12,291
Cash and cash equivalents at end of the year	$10,456	$16,234	$10,483

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,410	$2,383	$6,323
Cash paid for interest	2,231	2,130	2,237

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$334	$134	$104

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2013	27,056	$1,353	$210,227	$40,429	$1,686	(10,759)	$(147,189)
Issuance of common stock from
treasury			(9,010)			698	9,624
Purchase of treasury shares						(222)	(4,381)
Unvested share award			(202)			15	202
Stock-based compensation			3,666
Cumulative translation
adjustments					(235)
Tax benefits recorded in
paid-in capital			2,477
Other			(10)			2	10
Net income				18,067

Balance at August 31, 2014	27,056	1,353	207,148	58,496	1,451	(10,266)	(141,734)
Issuance of common stock from
treasury			(847)			111	1,536
Purchase of treasury shares						(778)	(14,427)
Unvested share award			(336)			24	336
Stock-based compensation			2,536
Cumulative translation
adjustments					(1,259)
Tax benefits recorded in
paid-in capital			137
Other			(3)				3
Net income				11,116

Balance at August 31, 2015	27,056	$1,353	$208,635	$69,612	$192	(10,909)	$(154,286)
Issuance of common stock from
treasury			(143)			57	823
Purchase of treasury shares						(2,505)	(43,586)
Unvested share award			(356)			25	356
Stock-based compensation			3,121
Cumulative translation
adjustments					1,030
Tax expense recorded in
paid-in capital			(52)
Other			(2)				2
Net income				7,016

Balance at August 31, 2016	27,056	$1,353	$211,203	$76,628	$1,222	(13,332)	$(196,691)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  Our expertise is in the following seven areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, and The Four Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 28, 2015, February 27, 2016, and May 28, 2016 during fiscal 2016.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications were made to separately disclose deferred revenue on our consolidated balance sheets and the change in deferred revenue on our consolidated statements of cash flows.  Deferred revenue amounts were previously classified as a component of accrued liabilities.  These reclassifications did not impact our results of operations, current liabilities, or net cash flows in the periods presented.

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2016 or 2015.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials and direct labor.  Cash flows from the sale of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows.  Our inventories are comprised primarily of training materials, books, and related accessories, and consisted of the following (in thousands):

AUGUST 31,	2016	2015
Finished goods	$5,002	$3,914
Raw materials	40	35
	$5,042	$3,949

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 5), and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2016	2015
Land and improvements	$1,312	$1,312
Buildings	32,201	31,556
Machinery and equipment	2,279	2,273
Computer hardware and software	18,552	18,327
Furniture, fixtures, and leasehold
improvements	9,292	10,367
	63,636	63,835
Less accumulated depreciation	(47,553)	(48,336)
	$16,083	$15,499

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period.  We expense costs for repairs and maintenance as incurred.  Gains and losses resulting from the sale of property and equipment are recorded in operating income.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.  The evaluation of long-lived assets requires us to use estimates of future cash flows.  If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  For more information regarding our impaired asset charges in fiscal 2015 and fiscal 2014, refer to Note 11.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2016 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2016, 2015, or 2014.

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  We tested goodwill for impairment at August 31, 2016 at the reporting unit level using a quantitative approach.  The first step of the goodwill impairment testing process (Step 1) involves determining whether the estimated fair value of the reporting unit exceeds its respective book value.  In performing Step 1, we compare the carrying amount of the reporting unit to its estimated fair value.  If the fair value exceeds the book value, goodwill of that reporting unit is not impaired.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).  The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

If the Step 1 result concludes that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (Step 2).  Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.  The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities, including any recognizable intangible assets.  The residual amount from performing this allocation represents the implied fair value of goodwill.  To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired.  These circumstances include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant change in the manner of our use of acquired assets or the strategy for the overall business;
•	significant change in prevailing interest rates;
•	significant negative industry or economic trend;
•	significant change in market capitalization relative to book value; and/or
•	significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing during fiscal 2016, we determined that no impairment existed at August 31, 2016 and 2015, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.  For more information regarding our intangible assets and goodwill, refer to Note 3.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Our capitalized curriculum development spending in fiscal 2016, which totaled $2.2 million, was primarily for offerings related to The Leader In Me and the All Access Pass, as well as various other offerings.  During fiscal 2015, our capital spending included significant revisions to the Speed of Trust offering.  In fiscal 2014, the majority of our capital spending on curriculum was for our re-created The 7 Habits of Highly Effective People – Signature Edition, which is our best-selling offering throughout the world.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $8.9 million and $10.5 million at August 31, 2016 and 2015.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2016	2015
Accrued compensation	$8,810	$8,622
Other accrued liabilities	8,608	8,260
	$17,418	$16,882

Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  Contingent consideration is required to be recognized at fair value as of the acquisition date.  We estimate the fair value of these liabilities based on financial projections of the acquired company and estimated probabilities of achievement.  At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisition date are reflected in selling, general, and administrative expense in our consolidated income statements, and could have a material impact on our operating results.  Changes in the fair value of contingent consideration obligation may result from changes in discount periods or rates, changes in the timing and amount of earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving various payment criteria.

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.3 million, $1.1 million, and $0.1 million for the fiscal years ended August 31, 2016, 2015, and 2014, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated income statements.

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

When the Company’s training and consulting arrangements contain multiple deliverables, consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices at the beginning of the agreement, and revenue is recognized as each curriculum, consulting service, or intellectual property license is delivered.  We use the following selling price hierarchy to determine the fair value to be used for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (BESP).  Generally, VSOE is based on established pricing and discounting practices for the deliverables when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a narrow range.  When VSOE cannot be established, judgment is applied with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately.  Our products and services normally contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  When we are unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration.  BESPs are established as best estimates of what the selling price would be if the deliverables were sold regularly on a stand-alone basis.  Our process for determining BESPs requires judgment and considers multiple factors, such as market conditions, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives.  These factors may vary over time depending upon the unique facts and circumstances related to each deliverable.  However, we do not expect the effect of changes in the selling price or method or assumptions used to determine selling price to have a significant effect on the allocation of arrangement consideration.

Our multiple-element arrangements generally do not include performance, cancellation, termination, or refund-type provisions.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content and curriculum to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $14.4 million, $13.7 million, and $13.8 million for the fiscal years ended August 31, 2016, 2015, and 2014.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

We record the compensation expense for all stock-based payments to employees and non-employees, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated income statements based upon their fair values over the requisite service period.  For more information on our stock-based compensation plans, refer to Note 10.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $6.6 million, $7.4 million, and $7.5 million for the fiscal years ended August 31, 2016, 2015, and 2014.

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

Accounting Pronouncements Issued and Adopted

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This guidance requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position.  The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  We have elected, as permitted by the guidance, to early adopt ASU No. 2015-17 on a prospective basis as of August 31, 2016 and prior periods were not restated.  The adoption of this standard did not have a material effect on our consolidated balance sheet at August 31, 2016.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of August 31, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are evaluating the potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations, and cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of August 31, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of August 31, 2016, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718).  The guidance in ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award.  Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The guidance in ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  We do not expect the adoption of ASU 2014-12 in fiscal 2017 will have a material effect on our financial position, results of operations, or cash flows.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  We determine the allowance for doubtful accounts using historical write-off experience based on the age of the receivable balances and current economic conditions in general.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectability.  As we increase sales to governmental organizations, including school districts, and offer longer payment terms on certain contracts (which are still within our normal payment terms), our collection cycle may increase in future periods.  If the risk of non-collection increases for such receivable balances, there may be additional charges to expense to increase the allowance for doubtful accounts.

We classify receivable amounts as current or long-term based on expected payment and record long-term accounts receivable at their net present value.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at a contracting partner from whom we receive payment for services rendered on a large federal government contract.  Subsequent to August 31, 2015 we received a $1.8 million payment from this entity and entered into discussions to convert the remaining receivable, which totaled $2.9 million, into a note receivable.  Based on expected payment terms as of August 31, 2015, we reclassified this amount to other assets and other long-term assets on the consolidated balance sheet based on expected principal payments.  The note receivable is payable over a three-year period and bears interest at 5.0 percent per year.  At August 31, 2016, the contracting partner is current on their payments to us.  While we believe the remaining amounts due are collectible within the terms of the note receivable, the failure of the contracting partner to pay us may have an adverse impact on our cash flows, financial position, and liquidity.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers nor do we generally require collateral or other security agreements from our customers.  The increase in our account write offs during fiscal 2016 was primarily due to a large Education practice contract that was written off and from uncollectible receivables due from a large sporting goods retailer that went bankrupt in fiscal 2016.

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Beginning balance	$1,333	$918	$982
Charged to costs and expenses	2,022	699	141
Deductions	(1,776)	(284)	(205)
Ending balance	$1,579	$1,333	$918

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  Recoveries of amounts previously written off were insignificant for the periods presented.

3.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2016	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,000	$(16,790)	$10,210
Acquired curriculum	58,564	(42,175)	16,389
Customer lists	16,827	(16,529)	298
Internally developed software	2,049	(2,049)	-
Trade names	1,250	(951)	299
	105,690	(78,494)	27,196
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,690	$(78,494)	$50,196

AUGUST 31, 2015
Definite-lived intangible assets:
License rights	$27,000	$(15,852)	$11,148
Acquired curriculum	58,549	(40,587)	17,962
Customer lists	16,827	(16,303)	524
Internally developed software	2,049	(1,708)	341
Trade names	1,250	(776)	474
	105,675	(75,226)	30,449
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,675	$(75,226)	$53,449

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2016 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

License rights	10 years	30 years
Curriculum	3 to 10 years	26 years
Customer lists	1 to 3 years	14 years
Internally developed software	None	3 years
Trade names	1 to 3 years	5 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.3 million, $3.7 million, and $4.0 million for the fiscal years ended August 31, 2016, 2015, and 2014.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2017	$2,883
2018	2,729
2019	2,489
2020	2,450
2021	2,449

Our goodwill balance at August 31, 2016 was generated from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (CoveyLink), the fiscal 2013 acquisition of Ninety Five 5, LLC (Ninety Five 5), and the fiscal 2014 acquisition of Red Tree, Inc.  The previous owners of CoveyLink, which includes a brother of one of our executive officers, were entitled to earn annual contingent payments based upon earnings growth over the subsequent five years.  These contingent payments were classified as goodwill on our consolidated balance sheets when paid according to previously existing business combination guidance.  During fiscal 2015, we made a $0.3 million final payment based on the results of a reassessment of the terms and conditions of the CoveyLink acquisition.  Our consolidated goodwill changed as follows during fiscal 2016 and 2015 (in thousands):

Balance at August 31, 2014	$19,641
Contingent consideration payment on
CoveyLink acquisition	262
Accumulated impairments	-
Balance at August 31, 2015	19,903
Accumulated impairments	-
Balance at August 31, 2016	$19,903

In connection with the reorganization or our internal reporting structure during fiscal 2016, we allocated our goodwill to the new reportable operating segments based on their relative fair values as follows (in thousands):

Direct offices	$10,790
Strategic markets	2,930
Education practice	2,176
International licensees	4,007
$19,903

The goodwill generated by the Red Tree and Ninety Five 5 acquisitions are primarily attributable to the organization, methodologies, and curriculums that complement our existing practices and content.  All of the goodwill generated from the acquisition of Red Tree and Ninety Five 5 is expected to be deductible for income tax purposes.

4.	REVOLVING LINE OF CREDIT AND TERM NOTES PAYABLE

During fiscal 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The Restated Credit Agreement provides us with a revolving line of credit facility and the ability to borrow on other instruments, such as term loans.  We generally renew the Restated Credit Agreement on a regular basis to maintain the long-term availability of this credit facility.

On May 24, 2016, we entered into the Fifth Modification Agreement to the Restated Credit Agreement.  The primary purposes of the Fifth Modification Agreement were to (i) obtain a term loan for $15.0 million (the Term Loan); (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit the Company to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.

In connection with the Fifth Modification Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.

Revolving Line of Credit

The key terms and conditions of the revolving line of credit under the Fifth Modification Agreement are as follows:

•
Available Credit – The maximum available credit is $40.0 million.  The amount of available credit may be reduced by additional term loans (refer to discussion below) obtained during the life of Restated Credit Agreement.

•	Maturity Date – The maturity date of the Revolving Line of Credit is March 31, 2019.

•	Interest Rate – The effective interest rate continues to be LIBOR plus 1.85 percent per annum and the unused credit fee on the line of credit remains 0.25 percent per annum.

•
Financial Covenants – The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.15 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) outstanding borrowings on the Revolving Line of Credit may not exceed 150 percent of consolidated accounts receivable.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the Restated Credit Agreement.  At August 31, 2016, we believe that we were in compliance with the terms and covenants applicable to the Fifth Modification Agreement.  The effective interest rate on our Revolving Line of Credit and term notes payable (refer to discussion below) was 2.3 percent at August 31, 2016 and 2.0 percent August 31, 2015.  We did not have any borrowings on the revolving line of credit at August 31, 2016 or 2015.

Term Notes Payable

In connection with the Fifth Modification Agreement, we obtained a $15.0 million term loan and have the ability to obtain additional term loans in increments of $5.0 million up to a maximum of $40.0 million.  Each additional term loan will reduce the amount available to borrow on the revolving line of credit facility on a dollar-for-dollar basis.  Interest on the term loans is payable monthly at LIBOR plus 1.85 percent per annum and each term loan matures in three years.  Interest is payable monthly and principal payments are due and payable on the first day of each January, April, July, and October.  Principal payments are equal to the original amount of the term loan divided by 16 and any remaining principal at the maturity date is immediately payable.  The proceeds from each term loan may be used for general corporate purposes and each term loan may be repaid sooner than the maturity date at our discretion.

Principal payments by fiscal year through the maturity dates of the term loans are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2017	$3,750
2018	3,750
2019	6,563
$14,063

Subsequent to August 31, 2016, we obtained an additional term loan with a principal amount of $5.0 million.  This additional term loan has the same terms and conditions as described above and the first principal payment is due on October 1, 2016.

5.	FINANCING OBLIGATION

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2016	2015
Financing obligation payable in
monthly installments of $291 at
August 31, 2016, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$24,605	$26,078
Less current portion	(1,662)	(1,473)
Total financing obligation,
less current portion	$22,943	$24,605

Future principal maturities of our financing obligation were as follows at August 31, 2016 (in thousands):

YEAR ENDING
AUGUST 31,
2017	$1,662
2018	1,868
2019	2,092
2020	2,335
2021	2,600
Thereafter	14,048
$24,605

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2017	$3,509
2018	3,579
2019	3,651
2020	3,724
2021	3,798
Thereafter	15,157
Total future minimum financing
obligation payments	33,418
Less interest	(10,125)
Present value of future minimum
financing obligation payments	$23,293

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be offset and written off of our consolidated financial statements.

6.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2016, we had operating leases with remaining terms ranging from less than one year to approximately seven years.  The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2016 (in thousands):

YEAR ENDING
AUGUST 31,
2017	$466
2018	298
2019	307
2020	326
2021	325
Thereafter	362
$2,084

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.2 million, $2.3 million, and $2.2 million for the fiscal years ended August 31, 2016, 2015, and 2014.

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products (FCOP, refer to Note 17).  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of the office space available for lease was $35.8 million, which had a carrying value of $9.6 million at August 31, 2016.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2016 include lease income of approximately $0.7 million per year from FCOP.  The majority of contracted lease income after fiscal 2021 is from FCOP (in thousands):

YEAR ENDING
AUGUST 31,
2017	$4,027
2018	4,073
2019	3,792
2020	3,891
2021	2,056
Thereafter	2,997
$20,836

Sublease revenue totaled $4.4 million, $4.4 million, and $3.9 million during the fiscal years ended August 31, 2016, 2015, and 2014.

7.	COMMITMENTS AND CONTINGENCIES

Information Systems and Warehouse Outsourcing Contract

Prior to July 2016, we had an outsourcing contract with HP Enterprise Services (HPE) to provide information technology system support and product warehousing and distribution services.  Effective July 1, 2016, we entered into a new warehousing services agreement with HPE to provide product kitting, warehousing, and order fulfillment services at an HPE facility in Des Moines, Iowa.  Under the terms of the new contract, we pay HPE a fixed charge of $18,000 per month for account management services and variable charges for other warehousing services based on specified activities, including shipping charges.  The warehouse charges may be increased each year of the contract based upon changes in the Employment Cost Index.  The new warehousing contract with HPE expires on June 30, 2019.

During fiscal years 2016, 2015, and 2014, we expensed $3.8 million, $4.9 million, and $5.2 million for services provided under the terms of the HPE outsourcing contract.  The total amount expensed each year under the HPE contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our HPE outsourcing costs totaled $1.8 million, $1.9 million, and $2.2 million during the fiscal years ended August 31, 2016, 2015, and 2014.  Because of the variable component of the agreement, our payments to HPE may fluctuate in future periods based upon sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2016, we had open purchase commitments totaling $5.2 million for products and services to be delivered primarily in fiscal 2017.  The increase over the previous year is primarily due to purchase orders related to our new enterprise resource planning system that is expected to be placed in service during mid-fiscal 2017 and other information system infrastructure projects.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2016.

Letters of Credit

At August 31, 2016 and 2015, we had standby letters of credit totaling $0.1 million.  These letters of credit were primarily required to secure commitments for certain insurance policies and expire in January 2017.  No amounts were outstanding on the letters of credit at either August 31, 2016 or August 31, 2015.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2016, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

8.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.

Treasury Stock

Open Market Purchases

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Through August 31, 2016, we have purchased 1,291,347 shares of our common stock for $22.3 million under the terms of this expanded common stock repurchase plan.  The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

The cost of common stock purchased for treasury as shown on our consolidated statement of cash flows for the year ending August 31, 2016 includes 2,260 shares withheld for minimum statutory taxes on stock-based compensation awards issued to participants during the year.  The withheld shares were valued at the market price on the date the shares were distributed to participants, which totaled approximately $38,000.  For the year ended August 31, 2015, we withheld 17,935 shares for minimum statutory taxes on stock-based compensation awards, which had a total value of $0.3 million.

Fiscal 2016 Tender Offer

On December 8, 2015, we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and expired at 11:59 p.m. Eastern time, on January 12, 2016.  The tender offer was fully subscribed and we acquired 1,971,832 shares of our common stock at $17.75 per share.  Including fees to complete the tender offer, the total cost of the tendered shares was $35.3 million, which was financed by existing cash and proceeds from our revolving line of credit facility.  For further information regarding the terms and conditions of this completed tender offer, refer to information in the Tender Offer Statement on Schedule TO filed with Securities and Exchange Commission on December 14, 2015 and subsequent amendments thereto.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book value of our financial instruments at August 31, 2016 and 2015 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2016 or 2015, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2016, our debt obligations consisted of variable-rate term notes payable and a variable-rate revolving line of credit.  The term notes payable and revolving line of credit (Note 4) are negotiated components of our Restated Credit Agreement, which is renewed on a regular basis to maintain the long-term borrowing capability of the agreement.  Accordingly, the applicable interest rates on the term loans and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit obligations approximate their fair value.

Contingent Consideration Liability – During fiscal 2013, we acquired Ninety Five 5, LLC.  The purchase price included contingent consideration payments to the former owners up to a maximum of $8.5 million, based on cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA) as set forth in the purchase agreement.  We reassess the fair value of expected contingent consideration and the corresponding liability each period using the Probability Weighted Expected Return Method, which is consistent with the initial measurement of the expected liability.  This fair value measurement is considered a Level 3 measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered Ninety Five 5’s weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business.  Contingent consideration is payable in increments of $2.2 million based on the actual and projected financial results during the measurement period, which ends on August 31, 2017.

As a result of significantly improved EBITDA from the sales performance group during the first half of fiscal 2016, we paid the first contingent earn out payment of $2.2 million in the third quarter of fiscal 2016 and may have to pay additional contingent earn out payments in fiscal 2017.  We currently believe that projected financial results indicate one more additional payment may be earned during fiscal 2017.  However, financial results would need to increase significantly to reach the third payment threshold and we do not currently believe that a third $2.2 million payment is probable.  The contingent consideration liability is classified as a component of other long-term liabilities in our consolidated balance sheets.  During the fiscal years ended August 31, 2016 and 2015, the contingent consideration liability changed as follows (in thousands):

Contingent consideration liability at August 31, 2014	$2,530
Increase in contingent consideration liability	35
Contingent consideration liability at August 31, 2015	2,565
Payment of first contingent consideration award	(2,167)
Increase in contingent consideration liability	1,538
Contingent consideration liability at August 31, 2016	$1,936

Changes to the estimated liability are reflected in selling, general, and administrative expenses in our consolidated income statements.

10.      STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 23, 2015, our shareholders approved the 2015 Omnibus Incentive Plan (the 2015 Plan), which authorized an additional 1.0 million shares of common stock for issuance to employees and members of the Board of Directors as stock-based payments.  We believe that the 2015 Plan will provide sufficient available shares to grant awards over the next several years, based on current expectations of grants in future periods.  A more detailed description of the 2015 Plan is set forth in the Company’s Proxy Statement filed with the SEC on December 22, 2014.  At August 31, 2016, the 2015 Plan had approximately 705,000 shares available for future grants and our ESPP had approximately 440,000 shares remaining for purchase by plan participants.

The total compensation expense of our stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Performance awards	$2,492	$1,890	$2,716
Unvested stock awards	450	400	334
Fully vested stock awards	60	125	371
Compensation cost of the ESPP	119	121	113
	$3,121	$2,536	$3,534

The compensation expense of our stock-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements, and no stock-based compensation was capitalized during fiscal years 2016, 2015, or 2014.  During fiscal 2016, we issued 81,757 shares of our common stock from shares held in treasury for various stock-based compensation plans.  Certain of our stock-based compensation plans allow recipients to have shares withheld from the award to pay minimum statutory tax liabilities.  We withheld 2,260 shares of our common stock for minimum statutory taxes during fiscal 2016.

The following is a description of our stock-based compensation plans.

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

Each of the LTIP performance awards described below have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment.  No tranches of performance awards vested to participants during fiscal 2016.

Fiscal 2016 LTIP Award – On November 12, 2015, the Compensation Committee granted new performance-based awards for our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Organizational Development Suite (OD Suite) offerings as shown below.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.

Adjusted EBITDA			OD Suite Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$36.0	53,964	not vested	$107.0	23,128	not vested
$40.0	53,964	not vested	$116.0	23,128	not vested
$44.0	53,964	not vested	$125.0	23,128	not vested
	161,892			69,384

Fiscal 2015 LTIP Award – During fiscal 2015, the Compensation Committee granted a new performance-based award for our executive officers and certain members of senior management.  A total of 112,464 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of OD Suite sales as shown below.

Adjusted EBITDA			OD Suite Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$39.6	26,241	not vested	$107.0	11,247	not vested
$45.5	26,241	not vested	$118.0	11,247	not vested
$52.3	26,241	not vested	$130.0	11,247	not vested
	78,723			33,741

Fiscal 2014 LTIP Award – During the first quarter of fiscal 2014, the Compensation Committee granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  The following information applies to the fiscal 2014 LTIP award as of August 31, 2016.

Adjusted EBITDA			7 Habits Increased Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$37.0	20,864	not vested	$5.0	8,942	vested
$43.0	20,864	not vested	$10.0	8,942	vested
$49.0	20,864	not vested	$12.5	8,942	not vested
	62,592			26,826

Fiscal 2013 LTIP Award – During the first quarter of fiscal 2013, the Compensation Committee granted a new performance-based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and Productivity Practice sales.  The following information applies to the fiscal 2013 LTIP award as of August 31, 2016.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$33.0	15,887	vested	$23.5	6,808	vested
$40.0	15,887	not vested	$26.5	6,808	not vested
$47.0	15,887	not vested	$29.5	6,808	not vested
	47,661			20,424

Fiscal 2012 LTIP Award - During fiscal 2012, the Compensation Committee granted a performance-based equity award for the CEO, CFO, and CPO similar to the fiscal 2013 executive award described above.  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  The following information applies to the fiscal 2012 LTIP award as of August 31, 2016.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$26.0	24,757	vested	$20.5	10,610	vested
$33.0	24,757	vested	$23.5	10,610	vested
$40.0	24,757	not vested	$26.5	10,610	not vested
	74,271			31,830

Common Stock Price Performance Award – On July 15, 2011, the Compensation Committee approved a stock-based compensation plan that would allow certain members of our management team to receive shares of the Company’s common stock if the closing price of our common stock averaged specified levels over a five-day period.  If the price of our common stock achieved the specified levels within three years of the grant date, 100 percent of the awarded shares would vest.  If the price of our common stock reached the specified levels between three and five years from the grant date, only 50 percent of the performance shares would vest.  No shares would vest to participants if the specified price targets were met after five years from the grant date.  This award was designed to grant approximately one-half of the total award shares in fiscal 2011, approximately one-fourth of the award shares in fiscal 2012, and approximately one-fourth in fiscal 2013.  Additional supplemental awards were made to three employees during fiscal 2014 as shown on the table below.  This award program was designed to increase shareholder value as shares would only be awarded to participants if our share price increased significantly over a relatively short period of time.  During fiscal 2014, the specified common share prices for all grants were achieved and all tranches of the award as described below vested to the participants.

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

The April 2014 grant shown above included 9,557 shares with a vesting price of $18.05 per share (equal to the fiscal 2012 grant vesting price) and 3,920 shares with a $22.00 per share vesting price.  Since our share price on the grant date was greater than the vesting price for the 9,557 shares granted, the fair value of these shares was determined by multiplying the number of shares by the grant date price per share, which resulted in $0.2 million of stock-based compensation expense.  The $0.2 million of compensation expense for these shares was recorded on the summary stock-based compensation table above as a component of fully vested share award expense.

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

Under the terms of this program, we issued 25,032 shares, 24,210 shares, and 14,616 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2016, 2015, and 2014.  The fair value of shares awarded to the directors was $0.5 million in each of fiscal years 2016 and 2015, and $0.3 million in fiscal 2014 as calculated on the grant date of the awards.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.3 million, $0.3 million, and $0.2 million for the fiscal years ended August 31, 2016, 2015, and 2014.  The following information applies to our unvested stock awards for the fiscal year ended August 31, 2016:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2015	24,210	$18.59
Granted	25,032	17.98
Forfeited	-	-
Vested	(24,210)	18.59
Unvested stock awards at
August 31, 2016	25,032	$17.98

At August 31, 2016, there was $0.2 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the remaining weighted-average vesting period of approximately three months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million for each of the fiscal years ended August 31, 2016, 2015, and 2014, respectively.  The intrinsic value of our unvested stock awards at August 31, 2016 was $0.4 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2016 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2015	631,250	$11.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2016	631,250	$11.41	3.8	$3,052

Options vested and exercisable at
August 31, 2016	631,250	$11.41	3.8	$3,052

During fiscal 2014, we had 43,750 stock options exercised on a net share basis, which had an aggregate intrinsic value of $0.5 million.  At August 31, 2016, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during fiscal 2016 or 2015.

The following additional information applies to our stock options outstanding at August 31, 2016:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2016	Life (Years)	Exercise Price	2016	Exercise Price
$9.00	125,000	3.9	$9.00	125,000	$9.00
$10.00	168,750	3.8	$10.00	168,750	$10.00
$12.00	168,750	3.8	$12.00	168,750	$12.00
$14.00	168,750	3.8	$14.00	168,750	$14.00
	631,250			631,250

Fully Vested Stock Awards

Client Partner and Consultant Award – During fiscal 2011, we implemented a new fully vested stock-based award program that is designed to reward our client partners and training consultants for exceptional long-term performance.  The program grants shares of our common stock with a total value of $15,000 to each client partner who has sold over $20.0 million in cumulative sales or training consultant who has delivered over 1,500 days of training during their career.  During fiscal 2016, four individuals qualified for this award; in fiscal 2015, five individuals earned this award; and 12 individuals qualified for the award in fiscal 2014.

In the fourth quarter of fiscal 2015, the Compensation Committee approved a fully vested award equal to $10,000 for each general manager or area director that achieved a specified sales goal.  Five individuals achieved their sales goals and qualified for the award.  This award was only for fourth quarter fiscal 2015 sales performance and no additional awards may be granted under the terms of this award.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  We issued a total of 49,375 shares, 42,687 shares, and 36,761 shares to ESPP participants during the fiscal years ended August 31, 2016, 2015, and 2014, which had a corresponding cost basis of $0.7 million, $0.6 million, and $0.5 million, respectively.  We received cash proceeds for these shares from ESPP participants totaling $0.7 million, $0.7 million, and $0.6 million during the fiscal years ended August 31, 2016, 2015, and 2014.

11.	IMPAIRED ASSETS

Our impaired asset charges consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014
Long-term receivables from FCOP	$541	$363
Capitalized curriculum	414	-
Investment cost method subsidiary	220	-
Prepaid expenses and other long-term assets	127	-
	$1,302	$363

The following is a description of the circumstances regarding the impairment of these long-lived assets.

Long-Term Receivables From FCOP – During the third quarter of fiscal 2015, we determined that the operating agreements between the Company and FCOP allow us to collect reimbursement for certain rental expenses prior to the annual required distribution of earnings to FCOP’s creditors.  Such rents were previously treated as lower in priority and therefore, were considered long-term receivables.  Although this determination is expected to improve our cash flows and collections of rents receivable from FCOP in the short term, it reduces the amount of cash we are expecting to receive from the required distribution of earnings to pay long-term receivable balances.  After this determination was made, the present value of our previously recorded long-term receivables was more than the present value of expected corresponding cash flows.  Accordingly, we recalculated our discount on the long-term receivables and impaired the remaining balance.

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

Investment in Cost Method Subsidiary – In the fourth quarter of fiscal 2015, we became aware of financial difficulties at an entity in which we had an investment accounted for under the cost method.  Based on discussions with management of the entity, we determined that the investment in this subsidiary would not be recoverable in future periods due to going concern considerations.  Accordingly, we impaired the carrying value of the investment in this entity.  The investment in this entity was previously classified as a component of other long-term assets in our consolidated balance sheets.

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

12.	RESTRUCTURING COSTS

Fiscal 2016 Restructuring Costs

In the fourth quarter of fiscal 2016, we restructured the operations of certain of our domestic sales offices.  The cost of this restructuring was $0.4 million and was primarily comprised of employee severance costs, which were paid in August and September 2016.

During the second quarter of fiscal 2016, we restructured the operations of our Australian office.  The restructuring was designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia will work from home offices, similar to many of our sales personnel located in the U.S. and Canada.  The Australia office restructure cost $0.4 million and was primarily comprised of office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.  The severance costs included the restructuring charge totaled less than $40,000.  Remaining accrued restructuring costs totaled $0.2 million at August 31, 2016 and were included as a component of accrued liabilities in our consolidated balance sheet.

Fiscal 2015 Restructuring Costs

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
$587

The majority of these costs were paid prior to August 31, 2015 and the remaining restructuring liability totaled $0.1 million at August 31, 2015 and was included as a component of accrued liabilities in our consolidated balance sheet.  All of the remaining accrued severance at August 31, 2015 was paid during September 2015.

13.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.9 million, $1.7 million, and $1.6 million during each of the fiscal years ended August 31, 2016, 2015, and 2014.  We do not sponsor or participate in any defined-benefit pension plans.

Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2016 and 2015, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

14.	INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Current:
Federal	$380	$220	$(237)
State	197	208	146
Foreign	2,553	2,691	2,557
	3,130	3,119	2,466

Deferred:
Federal	1,584	3,239	1,217
State	(70)	138	277
Foreign	(50)	(200)	(268)
Valuation allowance	301	-	-
	1,765	3,177	1,226
	$4,895	$6,296	$3,692

The allocation of our total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Net income	$4,895	$6,296	$3,692
Other comprehensive income	(115)	(52)	24
	$4,780	$6,244	$3,716

Income before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
United States	$9,328	$15,073	$19,256
Foreign	2,583	2,339	2,503
	$11,911	$17,412	$21,759

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.9	2.3	1.9
Valuation allowance	2.5	-	-
Foreign jurisdictions tax differential	(0.6)	1.2	(0.4)
Tax differential on income subject to both U.S. and foreign taxes	1.9	0.5	0.5
Effect of claiming foreign tax credits instead of deductions for prior years	-	(3.2)	(19.3)
Uncertain tax positions	(0.4)	(0.9)	(2.6)
Non-deductible executive compensation	-	0.2	0.9
Non-deductible meals and entertainment	1.6	1.1	0.8
Other	(0.8)	-	0.2
	41.1%	36.2%	17.0%

In prior fiscal years, we elected to take deductions on our U.S. federal income tax returns for foreign income taxes paid, rather than claiming foreign tax credits.  During those years we either generated or used net operating loss carryforwards and were therefore unable to utilize foreign tax credits.  In fiscal 2011, we began claiming foreign tax credits on our U.S. federal income tax returns.  Although we could not utilize the credits we claimed for fiscal 2012 and fiscal 2011 in those respective years, we concluded it was more likely than not that these foreign tax credits will be utilized in the future.

Our overall U.S. taxable income and foreign source income for fiscal 2014 and 2013 were sufficient to utilize all of the foreign tax credits generated during those fiscal years, plus additional credits generated in prior years.  Accordingly, we amended our U.S. federal income tax returns from fiscal 2003 through fiscal 2010 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit resulting from claiming these additional foreign tax credits, which was recorded in the period the decision was made to amend the related returns, totaled $4.2 million in fiscal 2014.  In fiscal 2015, we finalized the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.

We recognized tax benefits from deductions for stock-based compensation in excess of the corresponding expense recorded for financial statement purposes.  Instead of reducing our income tax expense for these benefits, we recorded $0.1 million and $2.5 million for the fiscal years ending August 31, 2015 and 2014.  Tax expense related to stock-based compensation recorded in additional paid-in capital for fiscal 2016 was insignificant.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

AUGUST 31,	2016	2015
Deferred income tax assets:
Sale and financing of corporate
headquarters	$9,013	$9,531
Foreign income tax credit
carryforward	2,784	5,106
Stock-based compensation	2,674	1,671
Inventory and bad debt reserves	1,147	1,025
Bonus and other accruals	1,017	934
Deferred revenue	405	328
Other	617	810
Total deferred income tax assets	17,657	19,405
Less: valuation allowance	(301)	-
Net deferred income tax assets	17,356	19,405

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,528)	(8,515)
Intangibles step-ups – definite lived	(6,003)	(6,552)
Intangible asset impairment and
amortization	(4,505)	(5,001)
Property and equipment depreciation	(3,367)	(3,139)
Unremitted earnings of foreign
subsidiaries	(574)	(546)
Other	(399)	(77)
Total deferred income tax liabilities	(23,376)	(23,830)
Net deferred income taxes	$(6,020)	$(4,425)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2016	2015
Current assets	$-	$2,479
Other long-term assets	650	194
Long-term liabilities	(6,670)	(7,098)
Net deferred income tax liability	$(6,020)	$(4,425)

As of August 31, 2016, we have utilized all of our U.S. federal net operating loss carryforwards.  The Company still has U.S. state net operating loss carryforwards generated in various jurisdictions that expire primarily between September 1, 2016 and August 31, 2029.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2016 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2016	Forward
2010	2020	$2,907	$(1,299)	$(1,608)	$-
2011	2021	3,448	-	(664)	2,784
2012	2022	2,563	(2,563)	-	-
2013	2023	2,815	(2,815)	-	-
2014	2024	1,378	(1,378)	-	-
2015	2025	1,422	(1,422)	-	-
2016	2026	1,648	-	(1,648)	-
		$16,181	$(9,477)	$(3,920)	$2,784

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

During the year ended August 31, 2016, we determined it was more likely than not that deferred tax assets of a foreign subsidiary would not be realized.  Accordingly, we recorded a $0.3 million valuation allowance against these deferred tax assets.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets, except for the assets subject to the valuation allowance.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowance, is more likely than not at August 31, 2016.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Beginning balance	$3,115	$3,491	$4,129
Additions based on tax positions
related to the current year	199	244	157
Additions for tax positions in
prior years	3	144	60
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(212)	(339)	(663)
Other reductions for tax positions of
prior years	(81)	(425)	(192)
Ending balance	$3,024	$3,115	$3,491

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.1 million at August 31, 2016 and $2.2 million at August 31, 2015.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2016 is $2.7 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by an insignificant amount in each of fiscal 2016, fiscal 2015 and fiscal 2014.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2016 and 2015 was $0.3 million each year.

During the next 12 months we expect a decrease in unrecognized tax benefits totaling $0.3 million related to foreign tax credits upon the lapse of the applicable statute of limitations.  We also expect a decrease of $0.2 million in unrecognized tax benefits relating to state net operating loss deductions upon the lapse of the applicable statute of limitations.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2009-2016	Canada
2009-2016	Australia
2011-2016	Japan, United Kingdom
2012-2016	United States – state and local income tax
2013-2016	United States – federal income tax

15.	EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2016	2015	2014
Numerator for basic and
diluted earnings per share:
Net income	$7,016	$11,116	$18,067

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	14,944	16,742	16,720
Effect of dilutive securities:
Stock options and other
stock-based awards	132	181	227
Diluted weighted average shares
outstanding	15,076	16,923	16,947

EPS Calculations:
Net income per share:
Basic	$0.47	$0.66	$1.08
Diluted	0.47	0.66	1.07

Other securities, including performance stock-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if our financial results reach specified targets (Note 10).

16.	SEGMENT INFORMATION

Reportable Segments

Our revenues are primarily obtained from the sale of training and consulting services and related products.  Effective September 1, 2015, we reorganized our internal reporting structure to include four new divisions and a corporate services group.  A brief description of these new divisions follows:

•
Direct Offices – This division includes our geographic sales offices that serve the United States and Canada; our international sales offices located in Japan, the United Kingdom, and Australia; and our public programs group.

•
Strategic Markets – This division includes our government services office, the Sales Performance practice, the Customer Loyalty practice, and a new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.

•	Education practice – This division includes our domestic and international Education practice operations, which are centered on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees’ royalty revenues.

We determined that the new divisions are reportable segments under the applicable accounting guidance.  Additionally, we determined that the Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, restructuring charges, depreciation expense, amortization expense, and certain other charges such as impaired asset charges and adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.

Our operations are not capital intensive and we do not own any manufacturing facilities or equipment.  Accordingly, we do not allocate assets to the divisions for analysis purposes.  Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.

All prior period segment information has been revised to conform to our current organizational structure, assigned responsibilities, and primary internal reports.  We account for our segment information on the same basis as the accompanying consolidated financial statements.

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2016	Customers	Gross Profit	EBITDA

Direct offices	$103,613	$74,642	$17,701
Strategic markets	29,778	18,749	3,536
Education practice	40,361	24,030	4,372
International licensees	17,629	13,667	9,174
Total	191,381	131,088	34,783
Corporate and eliminations	8,674	4,066	(7,889)
Consolidated	$200,055	$135,154	$26,894

Fiscal Year Ended
August 31, 2015

Direct offices	$113,087	$81,057	$18,801
Strategic markets	37,039	21,680	8,418
Education practice	33,128	18,797	2,531
International licensees	17,100	12,896	7,198
Total	200,354	134,430	36,948
Corporate and eliminations	9,587	3,659	(5,090)
Consolidated	$209,941	$138,089	$31,858

Fiscal Year Ended
August 31, 2014

Direct offices	$115,085	$82,162	$21,667
Strategic markets	31,841	18,156	4,625
Education practice	30,883	18,591	4,315
International licensees	17,065	13,505	8,406
Total	194,874	132,414	39,013
Corporate and eliminations	10,291	5,852	(4,593)
Consolidated	$205,165	$138,266	$34,420

A reconciliation of Adjusted EBITDA to consolidated net income is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
Enterprise Adjusted EBITDA	$34,783	$36,948	$39,013
Corporate expenses	(7,889)	(5,090)	(4,593)
Consolidated Adjusted EBITDA	26,894	31,858	34,420
Stock-based compensation	(3,121)	(2,536)	(3,534)
Reduction (increase) in
contingent consideration liability	(1,538)	(35)	1,579
Other expenses	(670)	-	-
Impaired assets	-	(1,302)	(363)
Restructuring costs	(776)	(587)	-
Depreciation	(3,677)	(4,142)	(3,383)
Amortization	(3,263)	(3,727)	(3,954)
Income from operations	13,849	19,529	24,765
Interest income	325	383	427
Interest expense	(2,263)	(2,137)	(2,237)
Discount on related party receivable	-	(363)	(1,196)
Income before income taxes	11,911	17,412	21,759
Provision for income taxes	(4,895)	(6,296)	(3,692)
Net income	$7,016	$11,116	$18,067

Geographic Information

Our revenues are derived primarily from the United States.  However, we also operate wholly owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED
AUGUST 31,	2016	2015	2014
United States	$155,153	$162,594	$153,999
Japan	14,997	14,446	16,652
United Kingdom	7,716	8,997	6,899
China/Singapore	5,027	3,821	3,322
Canada	4,357	6,460	8,780
Australia	3,404	3,774	4,623
Thailand	1,226	1,055	860
Mexico/Central America	917	974	923
Denmark/Scandinavia	863	729	831
India	677	708	684
Central/Eastern Europe	644	492	697
Middle East	584	670	594
Indonesia	579	651	761
Malaysia	384	511	405
Brazil	319	321	595
South Korea	318	179	725
Others	2,890	3,559	3,815
	$200,055	$209,941	$205,165

During the periods presented in this report, there were no customers that accounted for more than ten percent of our consolidated revenues.

At August 31, 2016 and 2015, we had wholly owned direct offices in Australia, Japan, and the United Kingdom.  Our long-lived assets, excluding intangible assets, goodwill, and the long-term portion of the FCOP receivable were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2016	2015
United States/Canada	$27,288	$28,770
Japan	2,045	1,227
United Kingdom	114	101
Australia	349	208
	$29,796	$30,306

Inter-segment sales were immaterial and were eliminated in consolidation.

17.	RELATED PARTY TRANSACTIONS

Knowledge Capital Investment Group

Knowledge Capital Investment Group (Knowledge Capital) held a warrant to purchase 5.9 million shares of our common stock, exercised its warrant at various dates according to the terms of a fiscal 2011 exercise agreement, and received a total of 2.2 million shares of our common stock from shares held in treasury.  Two members of our Board of Directors, including our CEO, have an equity interest in Knowledge Capital.

Pursuant to a fiscal 2011 warrant exercise agreement with Knowledge Capital, we filed a registration statement with the SEC on Form S-3 to register shares held by Knowledge Capital.  This registration statement was declared effective on January 26, 2015.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  At each of August 31, 2016 and 2015, Knowledge Capital held 2.8 million shares of our common stock.

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

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2016.

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

Our primary exposures related to FCOP are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, some of which are billed to us by third-party providers.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  We classify our receivables from FCOP based upon expected payment.  Long-term receivable balances are discounted at 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  This rate was based on a variety of factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability of FCOP’s future cash flows.  In fiscal 2013, we began to accrete this long-term receivable and the majority of our interest income from fiscal 2014 through fiscal 2016 is attributable to the accretion of interest on long-term receivables.

Throughout fiscal 2014 we were optimistic about FCOP’s improving financial condition, as they increased their cash flows and did not request any working capital advances during calendar 2014.  However, subsequent to August 31, 2014, we received new projected earnings and cash flow information that reflected weaker sales of accessory products, which were expected to have a significant adverse impact on expected earnings and cash flows in future periods.  Accordingly, we determined that an additional $0.6 million discount charge and a corresponding $0.4 million impairment charge were needed to reduce the long-term receivable from FCOP to its net realizable value and ultimate net present value.

During fiscal 2015, we determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated and we recognized additional leasing revenues from FCOP totaling $0.2 million due to the change in the priority of the payment of these items.  Although we were able to record additional leasing revenues and our cash flows on current related party receivables will improve in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, the Company recalculated its discount on the long-term receivables and impaired the remaining balance, which totaled $0.5 million.

At August 31, 2016 and 2015, we had $3.2 million (net of $0.8 million discount) and $4.0 million (net of $1.0 million discount) receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP $0.1 million and $50,000 at August 31, 2016 and 2015, respectively, for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.  If FCOP is unable to pay us for these receivables, our liquidity, financial position, and cash flows will be adversely affected.

CoveyLink Acquisition and Contingent Earn Out Payments

During fiscal 2009, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

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

During the fiscal year ended August 31, 2014, we paid $3.5 million in cash to the former owners of CoveyLink for a contractual annual contingent payment.  During fiscal 2015, we completed a review of the contingent earn out payments and determined that we owed the former owners of CoveyLink an additional $0.3 million for performance during the earn out measurement period.  We do not anticipate any further payments related to the acquisition of CoveyLink.  The annual contingent payments were classified as goodwill in our consolidated balance sheets under the accounting guidance applicable at the time of the acquisition.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay the brother of one of our executive officers royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.4 million, $1.4 million, and $1.5 million during the fiscal years ended August 31, 2016, 2015, and 2014.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the brother of one of our executive officers a portion of the speaking revenues received for his presentations.  We expensed $1.3 million, $1.0 million, and $1.0 million for payment on these presentations during fiscal years 2016, 2015 and 2014.  We had $0.7 million accrued for these royalties and speaking fees at each of August 31, 2016 and 2015, which were included as components of accrued liabilities in our consolidated balance sheets.

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

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2016, 2015, and 2014, we expensed $0.3 million, $0.2 million, and $0.2 million for these royalties and we had $0.2 million accrued at each of August 31, 2016 and 2015 as payable under the terms of these arrangements.  These amounts are included as a component of accrued liabilities in our consolidated balance sheets.

We pay the estate of the late Dr. Stephen R. Covey a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2016, 2015, and 2014, we expensed $0.1 million, $0.1 million, and $0.3 million for royalties under these agreements.  At August 31, 2016 and 2015, we had $0.2 million and $0.1 million accrued, respectively, for payment to the estate of the former Vice-Chairman under these royalty agreements.  Amounts payable to the estate of Dr. Stephen R. Covey are included as components of accrued liabilities in our consolidated balance sheets.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting.  Their report is included in Item 8 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2017.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	1,127	(2)	$11.41	1,145	(3)

(1)	Excludes 25,032 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 496,031 performance share awards that are expected to be awarded under the terms of various long-term incentive plans.  In some of the performance-based plans, the number of shares eventually awarded to participants is variable and based upon the achievement of specified financial performance goals.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2016 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2016, we had approximately 440,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2016, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2016 and 2015

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(19)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant to Purchase Common Stock, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)

10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)
10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)
10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems, LLP (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
10.27	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(20)
10.28	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012	(20)
10.29	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(21)

10.30	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012	(21)
10.31*	Form of Change in Control Severance Agreement	(22)
10.32	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(23)
10.33	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.34	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.35*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(25)
10.36	Fourth Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(26)
10.37	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(26)
10.38	Fifth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016.	(27)
10.39	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016.	(27)
10.40	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A., for $15 million term loan, dated May 24, 2016.	(27)
21	Subsidiaries of the Registrant		éé
23.1	Consent of Independent Registered Public Accounting Firm		éé
23.2	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**
(25)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 2, 2015.**
(27)	Incorporated by reference to Report on Form 8-K filed with the Commission on May 24, 2016.**
éé	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2016.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2016
Robert A. Whitman
/s/ Anne H. Chow	Director	November 14, 2016
Anne H. Chow
/s/ Clayton M. Christensen	Director	November 14, 2016
Clayton M. Christensen
/s/ Michael Fung	Director	November 14, 2016
Michael Fung
/s/ Dennis G. Heiner	Director	November 14, 2016
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2016
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2016
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2016
E. Kay Stepp
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2016
Stephen D. Young