Form 10-Q
period 2016-11-26
FRANKLIN COVEY CO
filed 2017-01-05
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016

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

13,801,298 shares of Common Stock as of December 31, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 26,	August 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,876	$10,456
Accounts receivable, less allowance for doubtful accounts of $2,231 and $1,579	54,717	65,960
Receivable from related party	2,117	1,933
Inventories	5,077	5,042
Income taxes receivable	2,633	-
Prepaid expenses and other current assets	8,053	6,350
Total current assets	80,473	89,741

Property and equipment, net	17,172	16,083
Intangible assets, net	49,471	50,196
Goodwill	19,903	19,903
Long-term receivable from related party	1,281	1,235
Other long-term assets	12,989	13,713
	$181,289	$190,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,712	$1,662
Current portion of term notes payable	5,000	3,750
Accounts payable	7,440	10,376
Income taxes payable	-	4
Deferred revenue	20,282	20,847
Accrued liabilities	13,516	17,418
Total current liabilities	47,950	54,057

Financing obligation, less current portion	22,493	22,943
Term notes payable, less current portion	12,813	10,313
Other liabilities	1,235	3,173
Deferred income tax liabilities	6,328	6,670
Total liabilities	90,819	97,156

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,368	211,203
Retained earnings	72,670	76,628
Accumulated other comprehensive income	587	1,222
Treasury stock at cost, 13,320 shares and 13,332 shares	(196,508)	(196,691)
Total shareholders’ equity	90,470	93,715
	$181,289	$190,871

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended
	November 26,	November 28,
	2016	2015
	(unaudited)
Net sales:
Training and consulting services	$38,073	$43,194
Products	828	912
Leasing	886	1,112
	39,787	45,218
Cost of sales:
Training and consulting services	13,558	14,058
Products	435	522
Leasing	486	567
	14,479	15,147
Gross profit	25,308	30,071

Selling, general, and administrative	29,095	26,489
Depreciation	866	912
Amortization	722	910
Income (loss) from operations	(5,375)	1,760

Interest income	116	77
Interest expense	(620)	(541)
Income (loss) before income taxes	(5,879)	1,296
Income tax benefit (provision)	1,921	(506)
Net income (loss)	$(3,958)	$790

Net income (loss) per share:
Basic and diluted	$(0.29)	$0.05

Weighted average number of common shares:
Basic	13,791	16,218
Diluted	13,791	16,352

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(3,958)	$790
Foreign currency translation adjustments,
net of income tax benefit
of $342 and $52	635	(99)
Comprehensive income (loss)	$(3,323)	$691

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 26,	November 28,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,958)	$790
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,588	1,822
Stock-based compensation expense	1,214	763
Amortization of capitalized curriculum costs	977	895
Deferred income taxes	-	135
Increase (reduction) to estimated earn out liability	(1,013)	130
Changes in assets and liabilities:
Decrease in accounts receivable, net	10,850	15,410
Increase in inventories	(191)	(260)
Increase in receivable from related party	(231)	(803)
Increase in prepaid expenses and other assets	(1,458)	(585)
Decrease in accounts payable and accrued liabilities	(6,562)	(7,932)
Decrease in deferred revenue	(553)	(2,599)
Increase in income taxes payable/receivable	(2,630)	(657)
Decrease in other long-term liabilities	(911)	-
Net cash provided by (used for) operating activities	(2,878)	7,109

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,040)	(630)
Curriculum development costs	(666)	(106)
Net cash used for investing activities	(2,706)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable financing	5,000	-
Principal payments on term notes payable	(1,250)	-
Principal payments on financing obligation	(401)	(355)
Purchases of common stock for treasury	(17)	(34)
Proceeds from sales of common stock held in treasury	153	158
Net cash provided by (used for) financing activities	3,485	(231)
Effect of foreign currency exchange rates on cash and cash equivalents	(481)	(52)
Net increase (decrease) in cash and cash equivalents	(2,580)	6,090
Cash and cash equivalents at the beginning of the period	10,456	16,234
Cash and cash equivalents at the end of the period	$7,876	$22,324

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$688	$1,025
Cash paid for interest	615	541

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$300	$355

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

1.
World Class Content – Our content is principle centered and based on natural laws of human behavior and effectiveness.  When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to achieve their own great purposes.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets to our clients.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and other intellectual property licenses, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We operate three regional sales offices and a government services office in the United States; wholly owned subsidiaries in Australia, China, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2016.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 26, 2016, February 25, 2017, and May 27, 2017 during fiscal 2017.  Under the modified 52/53-week fiscal year, the quarter ended November 26, 2016 had one less business day than the quarter ended November 28, 2015.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 26, 2016 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2017, or for any future periods.

Fair Value of Financial Instruments and NinetyFive 5 Earn Out Payments

At November 26, 2016, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC (NinetyFive 5) in a prior period is considered a “level 3” measurement because we estimate projected earnings during the measurement period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process from the disclosures as of August 31, 2016.  The fair value of this liability was $0.9 million at November 26, 2016, which is recorded as a component of accrued liabilities on our consolidated balance sheet.  Adjustments to the fair value of the contingent earn out liability are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of November 26, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are evaluating the potential impact that the adoption of ASU 2016-10 may have on our financial position, results of operations, and cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of November 26, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of November 26, 2016, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 26,	August 31,
	2016	2016
Finished goods	$5,053	$5,002
Raw materials	24	40
	$5,077	$5,042

NOTE 3 – TERM LOANS PAYABLE

On September 1, 2016, we obtained a $5.0 million term loan (the Term Loan) from the lender on our amended and restated secured credit agreement (the Secured Credit Agreement).  Consistent with a $15.0 million term loan obtained in fiscal 2016, this Term Loan has an effective interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $312,500 are due and payable on the first day of each January, April, July, and October until August 2019.  The remaining $1.25 million of principal due at the Term Loan maturity date may be repaid or converted into another term loan.  The proceeds from the Term Loan may be used for general corporate purposes and the Term Loan may be repaid sooner than August 2019 at our discretion.  Principal payments through the remainder of fiscal 2017 and by fiscal year through the maturity dates of our term loans payable are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
2017	$3,750
2018	5,000
2019	9,063
$17,813

The terms of the Fifth Amendment to our Secured Credit Agreement state that each additional term loan we obtain reduces the amount available to borrow on the revolving line of credit facility.  Accordingly, at November 26, 2016, we may borrow up to $35.0 million on our revolving line of credit.

NOTE 4 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our stock-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended
	November 26,	November 28,
	2016	2015
Performance awards	$1,078	$625
Unvested share awards	113	112
Employee stock purchase plan	23	26
	$1,214	$763

During the quarter ended November 26, 2016, we issued 13,539 shares of our common stock to employees for stock-based compensation awards.  The following is a description of the developments in our stock-based compensation plans during the quarter ended November 26, 2016.

Performance Awards

On October 18, 2016, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors granted new performance-based awards for our executive officers and members of senior management.  A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and gross All Access Pass (AAP) sales as shown below.

Adjusted EBITDA			Gross AAP Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(thousands)	Shares	Status	(thousands)	Shares	Status
$36,672	42,789	not vested	$30,052	18,338	not vested
41,806	42,789	not vested	35,419	18,338	not vested
47,658	42,789	not vested	40,758	18,338	not vested
	128,367			55,014

The fiscal 2017 long-term performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

In fiscal 2016, we introduced the All Access Pass, which allows our clients to access our intellectual property through an electronic portal.  Based on guidance for multiple-element revenue arrangements, we defer a significant portion of AAP sales over the life of the client’s contract.  Accordingly, sales of the All Access Pass have significantly impacted our financial results since the second quarter of fiscal 2016.  On October 18, 2016, the Compensation Committee approved a modification to the fiscal 2012 through fiscal 2016 performance awards to include the change in deferred revenue less certain costs, and Adjusted EBITDA in the vesting calculations.  Our share price on October 18, 2016 was less than the share prices used to recognize stock-based compensation expense on the fiscal 2012 through fiscal 2016 performance awards and no incremental stock-based compensation expense was recognized from this modification.

Compensation expense recognized during the quarter ended November 26, 2016 for performance awards includes expense related to awards granted in previous periods for which the performance conditions are probable of being achieved.

At November 26, 2016, the performance conditions for four tranches of previously granted awards were achieved.  Subject to Compensation Committee approval, these tranches award a total of 68,567 shares of common stock to the participants.  These shares have not yet been distributed to the participants.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 26, 2016, we issued 11,043 shares of our common stock to participants in the ESPP.

NOTE 5 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended
	November 26,	November 28,
	2016	2015
Numerator for basic and
diluted earnings per share:
Net income (loss)	$(3,958)	$790

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,791	16,218
Effect of dilutive securities:
Stock options and other
stock-based awards	-	134
Diluted weighted average
shares outstanding	13,791	16,352

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$(0.29)	$0.05

Since we incurred a net loss for the quarter ended November 26, 2016, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended November 26, 2016 would have been approximately 163,000 shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if we achieve specified targets.

NOTE 6 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting services, and related products.  Our internal reporting structure is comprised of four operating divisions and a corporate services group.  The operating divisions were determined to be reportable segments under the applicable accounting guidance.  The following is a brief description of our reportable segments:

•
Direct Offices – This division includes our three sales offices that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, and Australia; and our public program operations.

•
Strategic Markets – This division includes our Government Services office, Global 50 group (focused on sales to large multinational organizations), Sales Performance practice, and our Customer Loyalty practice.

•	Education Practice – This division includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees’ royalty revenues.

•	Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, book and audio sales, and certain corporate administrative expenses.

We determined that the Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, restructuring charges, depreciation expense, amortization expense, and certain other charges such as impaired asset charges and adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 26, 2016	Customers	Gross Profit	EBITDA

Direct offices	$21,247	$14,124	$(596)
Strategic markets	4,761	2,552	(1,183)
Education practice	8,743	5,024	7
International licensees	3,431	2,652	1,308
Total	38,182	24,352	(464)
Corporate and eliminations	1,605	956	(2,355)
Consolidated	$39,787	$25,308	$(2,819)

Quarter Ended
November 28, 2015

Direct offices	$23,651	$16,570	$2,669
Strategic markets	7,195	4,509	850
Education practice	8,169	4,665	313
International licensees	4,519	3,458	2,337
Total	43,534	29,202	6,169
Corporate and eliminations	1,684	869	(1,694)
Consolidated	$45,218	$30,071	$4,475

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended
	November 26,	November 28,
	2016	2015
Enterprise Adjusted EBITDA	$(464)	$6,169
Corporate expenses	(2,355)	(1,694)
Consolidated Adjusted EBITDA	(2,819)	4,475
Stock-based compensation expense	(1,214)	(763)
Reduction (increase) to contingent
earn out liability	1,013	(130)
China office start up costs	(479)	-
Other expense	(288)	-
Depreciation	(866)	(912)
Amortization	(722)	(910)
Income (loss) from operations	(5,375)	1,760
Interest income	116	77
Interest expense	(620)	(541)
Income (loss) before income taxes	(5,879)	1,296
Income tax benefit (provision)	1,921	(506)
Net income (loss)	$(3,958)	$790

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the acquisition of NinetyFive 5 each period.  The increases or decreases to the liability are reflected in selling, general, and administrative expenses on our consolidated statements of operations.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through November 26, 2016.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  At November 26, 2016, we had $3.4 million (net of $0.8 million discount) receivable from FCOP, compared with $3.2 million (net of $0.8 million discount) receivable at August 31, 2016.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2016.

RESULTS OF OPERATIONS

Overview

The first quarter of our fiscal year includes the months of September, October, and November.  Our first quarter of fiscal 2017 ended on November 26, 2016, and the first quarter of the prior year ended on November 28, 2015.  Since we traditionally recognize the majority of our earnings during our third and fourth quarters of each fiscal year, the first quarter is an important quarter for us to make investments that establish the foundation for growth later in the fiscal year and in future periods.  During the first quarter of fiscal 2017, we opened three new direct sales offices in China, hired new client partners and additional Education practice coaches, and continued to develop and expand our All Access Pass offering.  Our newly opened offices in China met our expectations during the quarter, recognizing $3.0 million of sales.  The transition of our China operations from a licensee partner to a direct office has gone well, and we expect continued favorable performance from these offices in the future.  We continue to expand our sales force and hired many new client partners and Education practice coaches near the end of the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017.  As these new sales personnel ramp, we anticipate that they will favorably impact our expected fiscal 2017 sales.

We also continue to invest in our recently introduced All Access Pass (AAP) offering.  We launched the AAP on a very limited basis in the first quarter of fiscal 2016 and fully launched this offering in late January 2016 at our regional sales offices that serve the United States and Canada.  The AAP allows our clients to purchase access to a broad base of our intellectual property through an electronic portal for a specified period.  We are currently translating the core content included in the AAP offering into 16 languages, which is expected to be completed and launched in early March 2017.  We believe that a broad range of clients, from large multi-national organizations to smaller organizations served by our international direct offices or licensee partners will be able to leverage the benefits of the AAP offering in their organizations.  However, the change to the AAP business model has required a transition both operationally, as our sales force adapts its sales strategy, and from an accounting point of view.  Operationally, the AAP sales cycle is typically longer than previous transactional contracts such as for typical facilitator and onsite sales.  We believe this change reflects the strategic nature of the AAP sale and the need for additional executive approvals at our clients.  During the first quarter of fiscal 2017, we decided to allow new AAP intellectual property agreements to receive updated content during the contracted period.  Accordingly, we now defer substantially all AAP revenue and recognize it over the life of the corresponding contract.  We expect the transition to the AAP business model will have a significant impact on our fiscal 2017 financial results as we defer a higher percentage of the amount of AAP contracts invoiced during the year.  However, the recognition of these deferred sales is expected to benefit future periods.

Our financial results for the quarter ended November 26, 2016 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the quarter ended November 26, 2016:

•
Sales – Our net sales for the quarter ended November 26, 2016 totaled $39.8 million compared with $45.2 million in the prior year.  As mentioned, our newly opened sales offices in China reported $3.0 million in sales, and Education practice revenues grew by $0.6 million, or seven percent, compared with the first quarter of fiscal 2016.  These increases were offset by 1) $2.2 million of increased AAP deferred sales, which are recognized over the lives of the underlying contracts; 2) a $2.5 million decrease in domestic sales office revenues primarily resulting from the transition to the AAP-driven business model and less on-site delivery revenues; 3) a $1.7 million decrease in Sales Performance practice revenues resulting primarily from a shift in the contracting period for several large potential contracts; 4) a $1.1 million decrease in sales from the Company’s sales office in the United Kingdom primarily resulting from the change in contract timing of a large contract in fiscal 2016 and its expected renewal in fiscal 2017; and 5) a $1.1 million decrease in international licensee royalty revenues as the Company’s China licensee was converted to a direct office ($0.6 million) and other licensee partners’ sales experienced a modest decline.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $14.5 million in the first quarter of fiscal 2017, compared with $15.1 million in the same quarter of the prior year.  Gross profit for the quarter ended November 26, 2016 was $25.3 million compared with $30.1 million in the quarter ended November 28, 2015, and decreased primarily due to lower sales as described above.  Our consolidated gross margin, which is gross profit as a percentage of sales, was 63.6 percent of sales compared with 66.5 percent in the first quarter of fiscal 2016.  The change in gross margin was primarily due to increased deferred revenue, the fixed costs of Education coaches, decreased licensee royalty revenues, the fixed amortization of curriculum development costs, discounted onsite presentations purchased by AAP clients, and a change in the mix of offerings sold during the quarter.

•
Operating Expenses – Our operating expenses in the first quarter increased by $2.4 million compared with the same quarter of fiscal 2016, which was due to a $2.6 million increase in selling, general, and administrative (SG&A) expenses.  Increased SG&A expenses were partially offset by $0.2 million of decreased depreciation and amortization costs.  Increased SG&A expenses were primarily due to opening new sales offices in China, increased bad debt costs, increased expenses related to the replacement of our existing enterprise resource planning (ERP) system, and increased promotional and travel costs to open and promote the new China offices and to market our AAP offerings.

•
Operating Income (Loss) and Net Income (Loss) – As the result of factors cited above, we recognized a $5.4 million loss from operations compared with $1.8 million of income from operations in the first quarter of the prior year.  Net loss for the first quarter of fiscal 2017 was $4.0 million, or $(.29) per share, compared with $0.8 million of net income, or $.05 per diluted share, in the first quarter of fiscal 2016.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our operating segments for the periods indicated (in thousands).

	Quarter Ended
	November 26, 2016	November 28, 2015	Percent Change
Sales by Category:
Training and consulting services	$38,073	$43,194	(12)
Products	828	912	(9)
Leasing	886	1,112	(20)
	$39,787	$45,218	(12)

Sales by Division:
Direct offices	$21,247	$23,651	(10)
Strategic markets	4,761	7,195	(34)
Education practice	8,743	8,169	7
International licensees	3,431	4,519	(24)
Corporate and other	1,605	1,684	(5)
	$39,787	$45,218	(12)

Quarter Ended November 26, 2016 Compared with the Quarter Ended November 28, 2015

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms, including the All Access Pass.  The following sales analysis for the quarter ended November 26, 2016 is based on activity through our operating segments as shown above.

Direct Offices – This channel includes our three regional sales offices that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and our public program operations.  Despite $3.0 million of sales from our new offices in China, our direct office revenues decreased $2.4 million, including $1.8 million of increased deferred AAP revenues, compared with the prior year.  Domestic regional sales office revenues decreased $4.3 million compared with the prior year primarily due to the transition to the AAP business model and decreased onsite revenues.  During the quarter ended November 26, 2016, we invoiced $5.0 million of AAP contracts compared with $0.4 million in the first quarter of fiscal 2016.  The majority of new AAP contract revenue was deferred and will be recognized over the lives of the underlying contracts.  As previously mentioned, the transition to the AAP sales model has produced some operational changes, including a longer sales cycle and the need for executive approval at some of our clients.   Onsite presentation revenues decreased $2.4 million compared to the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $2.2 million compared with the prior year due to the new China offices and a $0.5 million increase in sales from Japan.  Partially offsetting these increases was a $1.1 million decrease in sales at our office in the United Kingdom.  The decrease in sales at the United Kingdom office was primarily due to the timing of a large contract that is expected to be renewed later in fiscal 2017.  Foreign exchange rates did not have a material impact on our international direct office sales or results of operations.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the “Global 50” group, which is focused on sales to large, multi-national organizations.  The decrease in Strategic Market segment sales was primarily due to a $1.7 million decrease in Sales Performance practice revenues and a $0.5 million decrease in Customer Loyalty practice revenues.  Sales Performance practice sales declined primarily due to a shift in the contracting period for several large potential contracts.  Our Customer Loyalty practice sales decreased primarily due to the completion of certain contracts with some large, multi-unit retailers.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $0.6 million, or seven percent, increase in Education practice revenues compared with the prior year.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee revenues decreased $1.1 million compared with the prior year.  The decrease was primarily due to the conversion of our China licensee into a direct office ($0.6 million) and by decreased sales at our licensee partners during the quarter.  Foreign exchange rates did not have a material impact on licensee sales during the quarter ended November 26, 2016.  Due to the transition of our China licensee to a direct office, we anticipate that our licensee royalty revenues will be less in fiscal 2017 than the comparable periods of the prior year.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales declined due to a $0.2 million decrease in leasing revenues.  Under the terms of a previously existing services agreement with HP Enterprise Services (HPE), we were responsible for leasing space in our former warehouse.  We subleased this space during the term of contract with HPE.  However, the services contract with HPE expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 26, 2016, our gross profit was $25.3 million compared with $30.1 million in the prior year.  The decrease in gross profit was primarily due to decreased sales as previously described.  Our gross margin for the quarter ended November 26, 2016 was 63.6 percent of sales compared with 66.5 percent in the first quarter of fiscal 2016.  Our gross margin was unfavorably impacted by the increase in deferred revenues, the fixed costs of Education practice coaches, decreased licensee royalty revenues (as discussed above), which do not have associated cost of sales, the fixed amortization of curriculum development costs, discounted pricing for onsite presentations available to AAP clients, and by a change in the mix of offerings delivered during the quarter.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	November 26, 2016	November 28, 2015	$ Change	% Change
Selling, general, and administrative expense	$26,810	$25,596	$1,214	5
China SG&A expenses	2,084	-	2,084	n/a
Increase (decrease) to NinetyFive 5 contingent earn out liability	(1,013)	130	(1,143)	n/a
Stock-based compensation	1,214	763	451	59
Total selling, general, and administrative expense	29,095	26,489	2,606	10
Depreciation	866	912	(46)	(5)
Amortization	722	910	(188)	(21)
	$30,683	$28,311	$2,372	8

Selling, General and Administrative – The increase in our SG&A expenses during the first quarter was primarily due to 1) opening new sales offices in China during the quarter, including $0.5 million of non-repeating start up costs; 2) a $0.6 million increase in bad debt expense primarily due to increased risk of collection on certain aging receivables; 3) a $0.6 million increase in costs from the installation of a new enterprise resource planning system; 4) a $0.5 million increase in non-cash stock-based compensation; and 5) a $0.5 million increase in travel and advertising and promotional costs to support the new China offices and AAP sales.  We also continue to invest in new sales personnel and we had 216 client partners at November 26, 2016 compared with 192 client partners at November 28, 2015.  However, the cost of these additional client partners was essentially offset by lower commission expense on decreased sales during the quarter.

Depreciation – Depreciation expense decreased slightly due to certain assets that were fully depreciated during fiscal 2016.  Based on property and equipment acquisitions during fiscal 2016 and the first quarter of fiscal 2017, plus expected capital additions during fiscal 2017, we expect depreciation expense will total approximately $3.9 million in fiscal 2017.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $2.9 million in fiscal 2017.

Income Taxes

Our effective income tax benefit rate for the quarter ended November 26, 2016 was 32.7 percent compared with an effective income tax rate of 39.0 percent in the first quarter of the prior year.  Our effective tax benefit rate was lower than our overall statutory tax rate due primarily to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of All Access Pass revenues for the fiscal year relative to our other revenues.  Therefore, we computed the income tax benefit for the quarter ended November 26, 2016 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Although we paid $0.7 million in cash for income taxes during the quarter ended November 26, 2016, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP sales.  The reduced taxable income from the deferral of AAP revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at November 26, 2016 was $7.9 million, with no borrowings on our line of credit, compared with $10.5 million of cash, and no borrowings on the line of credit, at August 31, 2016.  Our net working capital (current assets less current liabilities) was $32.5 million at November 26, 2016 compared with $35.7 million at August 31, 2016.  Substantially all of our $7.9 million in cash at November 26, 2016, was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, purchases of our common stock, capital expenditures (including curriculum development), working capital expansion, and debt payments.

To help finance acquisitions of our common stock during late fiscal 2016, in September 2016 we obtained a $5.0 million term loan from the lender on our existing amended and restated credit agreement (the Restated Credit Agreement).  Consistent with a $15.0 million term loan obtained in fiscal 2016, this term loan has an effective interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $312,500 are due and payable on the first day of each January, April, July, and October until August 2019.  The remaining $1.25 million of principal due at the maturity date may be repaid or converted into another term loan.  The proceeds from the term loan may be used for general corporate purposes and may be repaid sooner than August 2019 at our discretion.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement expires in March 2019, and contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the Restated Credit Agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at November 26, 2016.

In addition to our revolving line of credit facility, and $20.0 million of term loans, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 26, 2016.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows used for operating activities during the first quarter of fiscal 2017 was $2.9 million compared with net cash provided of $7.1 million in the first quarter of the prior year.  The decline was primarily attributable to decreased income from operations and slower collections of accounts receivable compared with the prior year.  Our first quarter cash flows are also impacted by payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved during fiscal 2016, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  However, the lengthened collection periods increased our collection risk during the first quarter of fiscal 2017 and our allowance for doubtful accounts was adjusted accordingly.  We anticipate that the longer collection periods may continue in future periods.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first quarter of fiscal 2017 totaled $2.7 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and spending on curriculum development.

Our purchases of property and equipment, which totaled $2.0 million, consisted primarily of computer software and hardware costs related to the replacement of our existing enterprise resource planning software, and $0.3 million of leasehold improvements and computer equipment necessary to establish sales offices in China.  We currently anticipate that our purchases of property and equipment will total approximately $5.4 million in fiscal 2017; however, we are currently in the process of replacing our existing enterprise resource planning software, which may result in capital spending that is different than our current expectations.

We spent $0.7 million during the first quarter of fiscal 2017 on the development of various offerings, including $0.4 million related to AAP offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $8.0 million during fiscal 2017.

Cash Flows From Financing Activities

During the quarter ended November 26, 2016, our cash provided by financing activities totaled $3.5 million.  Our primary sources of cash during the first quarter were $5.0 million of proceeds from a term loan obtained in September 2016 and $0.2 million from participants in our employee stock purchase plan.  This new term loan has the same interest and repayment provisions as the $15.0 million term loan obtained in fiscal 2016.  Partially offsetting these sources of cash was $1.7 million used to repay term loans payable and our financing obligation.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,291,347 shares of our common stock for $22.3 million through November 26, 2016.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

During fiscal 2013, we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential contingent payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We paid the first contingent payment of $2.2 million in fiscal 2016 and may have to pay an additional contingent payment based on financial performance in fiscal 2017.  The contingent liability to the former owners of NinetyFive 5 is required to be recorded at fair value based on current and expected EBITDA performance.  At November 26, 2016, the fair value of this liability was $0.9 million, which was recorded as a component of accrued liabilities on our consolidated balance sheet.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and notes payable, and meet other working capital requirements during the remainder of fiscal 2017 and into fiscal 2018 through current cash balances, future cash flows from operating activities, and from borrowings on our revolving line of credit.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2019 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) minimum operating lease payments primarily for domestic regional and foreign office space; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of NinetyFive 5 if certain earnings thresholds are achieved.  However, the timing and amount of any additional contingent payments are uncertain at November 26, 2016.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2016.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of November 26, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are evaluating the potential impact that the adoption of ASU 2016-10 may have on our financial position, results of operations, and cash flows.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of November 26, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of November 26, 2016, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2016.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales of the All Access Pass, the expected transition period for revenue recognition and the change in the business plan associated with the All Access Pass, expected payment of the contingent earn out payment to the former owners of NinetyFive 5, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2016, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; foreign exchange rates and the strengthening U.S. dollar; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 26, 2016, we did not have any amounts drawn on our revolving line of credit.  Our long-term obligations at November 26, 2016 primarily consisted of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, term loans payable, deferred income taxes, and the fair value of expected earn out payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility was 2.4 percent at November 26, 2016, and we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in our effective interest rate on outstanding borrowings at November 26, 2016 would result in approximately $0.2 million of additional interest expense per year.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 26, 2016.

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
For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the purchases of our common stock during the fiscal quarter ended November 26, 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2016 to October 1, 2016	-		$-	-	$17,658

October 2, 2016 to October 29, 2016	-		-	-	17,658

October 30, 2016 to November 26, 2016	-		-	-	17,658

Total Common Shares	-	(2)	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,291,347 shares of our common stock for $22.3 million through November 26, 2016.

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

(2)
Amount excludes 934 shares of our common stock that were withheld for minimum statutory taxes on stock-based compensation awards issued to employees during the quarter ended November 26, 2016.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $18.09 per share.

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
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 5, 2017	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 5, 2017	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)