Form 10-Q
period 2017-02-28
FRANKLIN COVEY CO
filed 2017-04-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 1-11107

FRANKLIN COVEY CO.
(Exact name of registrant as specified in its charter)

Utah (State of incorporation)	87-0401551 (I.R.S. employer identification number)
2200 West Parkway Boulevard Salt Lake City, Utah (Address of principal executive offices)	84119-2099 (I.R.S. employer identification number)
Registrant’s telephone number, Including area code	(801) 817-1776

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

13,823,659 shares of Common Stock as of March 31, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	February 28,	August 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,686	$10,456
Accounts receivable, less allowance for doubtful accounts of $2,117 and $1,579	46,504	65,960
Receivable from related party	1,682	1,933
Inventories	4,778	5,042
Prepaid expenses and other current assets	8,598	6,350
Total current assets	72,248	89,741

Property and equipment, net	18,051	16,083
Intangible assets, net	48,752	50,196
Goodwill	19,903	19,903
Long-term receivable from related party	1,329	1,235
Other long-term assets	13,601	13,713
	$173,884	$190,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,763	$1,662
Current portion of term notes payable	5,000	3,750
Accounts payable	7,691	10,376
Income taxes payable	-	4
Deferred revenue	21,118	20,847
Accrued liabilities	14,293	17,418
Total current liabilities	49,865	54,057

Financing obligation, less current portion	22,033	22,943
Term notes payable, less current portion	11,563	10,313
Other liabilities	1,247	3,173
Deferred income tax liabilities	2,081	6,670
Total liabilities	86,789	97,156

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,225	211,203
Retained earnings	69,337	76,628
Accumulated other comprehensive income	603	1,222
Treasury stock at cost, 13,295 shares and 13,332 shares	(196,423)	(196,691)
Total shareholders’ equity	87,095	93,715
	$173,884	$190,871

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 27,	February 28,	February 27,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$40,087	$42,277	$78,160	$85,471
Products	1,220	1,873	2,048	2,785
Leasing	889	1,119	1,775	2,230
	42,196	45,269	81,983	90,486
Cost of sales:
Training and consulting services	13,103	13,797	26,661	27,855
Products	527	938	962	1,460
Leasing	535	680	1,020	1,246
	14,165	15,415	28,643	30,561
Gross profit	28,031	29,854	53,340	59,925

Selling, general, and administrative	29,370	27,936	58,465	54,426
Contract termination costs	1,500	-	1,500	-
Restructuring costs	-	376	-	376
Depreciation	928	894	1,794	1,806
Amortization	721	909	1,443	1,819
Income (loss) from operations	(4,488)	(261)	(9,862)	1,498

Interest income	109	83	225	161
Interest expense	(623)	(552)	(1,244)	(1,093)
Income (loss) before income taxes	(5,002)	(730)	(10,881)	566
Income tax benefit (provision)	1,669	282	3,590	(224)
Net income (loss)	$(3,333)	$(448)	$(7,291)	$342

Net income (loss) per share:
Basic and diluted	$(0.24)	$(0.03)	$(0.53)	$0.02

Weighted average number of common shares:
Basic	13,825	15,299	13,808	15,758
Diluted	13,825	15,299	13,808	15,903

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(3,333)	$(448)	$(7,291)	$342
Foreign currency translation adjustments,
net of income tax benefit (provision)
of $(9), $(120), $333, and $(68)	16	225	(619)	126
Comprehensive income (loss)	$(3,317)	$(223)	$(7,910)	$468

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 28,	February 27,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,291)	$342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,237	3,609
Stock-based compensation expense	2,777	1,874
Amortization of capitalized curriculum costs	1,811	1,815
Deferred income taxes	(4,256)	60
Increase (reduction) to estimated earn out liability	(1,936)	1,368
Changes in assets and liabilities:
Decrease in accounts receivable, net	19,060	16,598
Decrease (increase) in inventories	127	(29)
Decrease in receivable from related party	156	1,308
Increase in prepaid expenses and other assets	(1,451)	(1,004)
Decrease in accounts payable and accrued liabilities	(5,437)	(5,544)
Increase (decrease) in deferred revenue	277	(2,182)
Increase in income taxes payable/receivable	(305)	(1,431)
Decrease in other long-term liabilities	11	51
Net cash provided by operating activities	6,780	16,835

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,944)	(1,736)
Curriculum development costs	(2,345)	(427)
Net cash used for investing activities	(6,289)	(2,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable financing	5,000	20,373
Principal payments on term notes payable	(2,500)	(10,302)
Principal payments on financing obligation	(809)	(716)
Purchases of common stock for treasury	(1,768)	(35,322)
Proceeds from sales of common stock held in treasury	281	305
Net cash provided by (used for) financing activities	204	(25,662)
Effect of foreign currency exchange rates on cash and cash equivalents	(465)	18
Net increase (decrease) in cash and cash equivalents	230	(10,972)
Cash and cash equivalents at the beginning of the period	10,456	16,234
Cash and cash equivalents at the end of the period	$10,686	$5,262

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$942	$1,645
Cash paid for interest	1,236	1,061

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$197	$169

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

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly owned subsidiaries in Australia, China, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide services in over 150 other countries and territories around the world.

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

On January 20, 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar in which quarterly periods ended on different dates from year to year, to the last day of the calendar month in each quarter.  Beginning with the second quarter of fiscal 2017, the Company’s fiscal quarter ending dates will be November 30, February 28 (or February 29 in leap years), and May 31, rather than on February 25, 2017 and May 27, 2017 as previously announced for the end of the second and third quarters of fiscal 2017.  The Company’s fiscal year end will remain unchanged at August 31 of each year.

The results of operations for the quarter and two quarters ended February 28, 2017 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2017, or for any future periods.

Fair Value of Financial Instruments and NinetyFive 5 Earn Out Payments

At February 28, 2017, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC (NinetyFive 5) in a prior period is considered a “level 3” measurement because we estimate projected earnings during the measurement period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process from the disclosures as of August 31, 2016.  The fair value of this liability was reduced to zero at February 28, 2017, based on the projected earnings of the Sales Performance practice during the remainder of the measurement period.  For the quarter ended February 28, 2017, we reversed $0.9 million of expense related to the expected earn out obligation compared with $1.2 million of additional expense in the second quarter of fiscal 2016.  We reversed a total of $1.9 million of expense during the two quarters ended February 28, 2017, compared with $1.6 million of additional expense in the first half of the prior year.  Adjustments to the fair value of the contingent earn out liability are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  We are currently in the process of evaluating our various revenue streams to determine the impact of adopting ASU No. 2014-09.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be impacted by the new standard.  As of February 28, 2017, we have not yet determined the method of adoption nor the full impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of February 28, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of February 28, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of February 28, 2017, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  As of February 28, 2017, we have not completed our evaluation of the provisions of ASU 2017-04 and its impact on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28,	August 31,
	2017	2016
Finished goods	$4,763	$5,002
Raw materials	15	40
	$4,778	$5,042

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

YEAR ENDING AUGUST 31,	Amount
2017	$2,500
2018	5,000
2019	9,063
$16,563

The terms of our Secured Credit Agreement state that each additional term loan we obtain reduces the amount available to borrow on the revolving line of credit facility.  Accordingly, at February 28, 2017, we may borrow up to $35.0 million on our revolving line of credit.

On February 28, 2017, we entered into the Sixth Modification Agreement to our Secured Credit Agreement.  The primary purpose of the Sixth Modification Agreement is to adjust the definition of the fixed charge coverage ratio to include 85% of the change in our deferred revenue during the measurement period in calculated earnings before interest, taxes, depreciation, amortization, and rent expense (EBITDAR).  The Sixth Modification Agreement is designed to accommodate the changes in our financial statements and business operations resulting from the introduction of the All Access Pass and the deferral of significant amounts of revenue over the lives of the underlying contracts.

NOTE 4 – CONTRACT TERMINATION COSTS

We entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us totaling $16.3 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the new minimum royalty stream, or $5.4 million, plus one-third of any royalties in excess of the contractual minimums to the licensee that owns the rights for that country.  For a $1.5 million payment, we terminated the previously existing profit-sharing agreement and we will not owe any further payments to the international licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment during the quarter.

NOTE 5 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our stock-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 27,	February 28,	February 27,
	2017	2016	2017	2016
Performance awards	$1,391	$966	$2,469	$1,591
Unvested share awards	125	113	237	225
Employee stock purchase plan	33	32	56	58
Fully-vested share awards	15	-	15	-
	$1,564	$1,111	$2,777	$1,874

During the quarter and two quarters ended February 28, 2017, we issued 124,304 shares and 137,843 shares, respectively, of our common stock to employees for stock-based compensation awards.  The following is a description of the developments in our stock-based compensation plans during the quarter ended February 28, 2017.

Performance Awards

On October 18, 2016, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors granted new performance-based awards for our executive officers and members of senior management.  A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and trailing four-quarter gross All Access Pass (AAP) sales as shown below.

Adjusted EBITDA			Gross AAP Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(thousands)	Shares	Status	(thousands)	Shares	Status
$36,672	42,789	not vested	$30,052	18,338	target achieved
41,806	42,789	not vested	35,419	18,338	target achieved
47,658	42,789	not vested	40,758	18,338	not vested
	128,367			55,014

The fiscal 2017 long-term performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.  During the quarter ended February 28, 2017, the award targets were achieved for the first two gross AAP sales tranches.  Subject to Compensation Committee approval, these tranches award a total of 36,676 shares of common stock to the participants.  These shares are expected to be distributed during the third quarter of fiscal 2017.

In fiscal 2016, we introduced the All Access Pass, which allows our clients to access our intellectual property through an electronic portal.  Based on guidance for multiple-element revenue arrangements, we defer a significant portion of AAP sales over the life of the client’s contract.  Accordingly, sales of the All Access Pass have significantly impacted our financial results since the second quarter of fiscal 2016.  On October 18, 2016, the Compensation Committee approved a modification to the fiscal 2012 through fiscal 2016 performance awards to include the change in deferred revenue, less certain costs, in Adjusted EBITDA in the vesting calculations.  Our share price on October 18, 2016 was less than the share prices used to recognize stock-based compensation expense on the fiscal 2012 through fiscal 2016 performance awards and no incremental stock-based compensation expense was recognized from this modification.

Compensation expense recognized during the quarter and two quarters ended February 28, 2017, for performance awards includes expense related to awards granted in previous periods for which the performance conditions are probable of being achieved.

Unvested Share Awards

Our annual unvested share award granted to non-employee members of the Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2017 award, each eligible director received a whole-share grant equal to $75,000 with a one-year vesting period.  Our unvested share activity during the two quarters ended February 28, 2017 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2016	25,032	$17.98
Granted	29,834	17.60
Forfeited	-	-
Vested	(25,032)	17.98
Unvested stock awards at
February 28, 2017	29,834	$17.60

At February 28, 2017, there was approximately $0.4 million of unrecognized compensation expense associated with the fiscal 2017 Board of Director unvested share award.

Stock Options

Stock option activity for the two quarters ended February 28, 2017 was as follows:

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2016	631,250	$11.41
Granted	-	-
Exercised	(62,500)	9.00
Forfeited	-	-

Outstanding at February 28, 2017	568,750	$11.67

Options vested and exercisable at
February 28, 2017	568,750	$11.67

During the quarter ended February 28, 2017, our Chief Executive Officer (CEO) exercised 62,500 options on a “net” basis and received 30,079 shares of the Company’s common stock with an aggregate intrinsic value of $0.5 million.  The shares received by the CEO were reduced by 10,021 shares, which were withheld for minimum statutory taxes.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and two quarters ended February 28, 2017, we issued 7,238 shares and 18,281 shares of our common stock to participants in the ESPP.

NOTE 6 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 27,	February 28,	February 27,
	2017	2016	2017	2016
Numerator for basic and
diluted earnings per share:
Net income (loss)	$(3,333)	$(448)	$(7,291)	$342

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,825	15,299	13,808	15,758
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	145
Diluted weighted average
shares outstanding	13,825	15,299	13,808	15,903

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$(0.24)	$(0.03)	$(0.53)	$0.02

Since we incurred a net loss for the quarter and two quarters ended February 28, 2017, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended February 28, 2017 would have been approximately 200,000 shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if we achieve specified targets.

NOTE 7 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting services, and related products.  Our internal reporting structure is comprised of four operating divisions and a corporate services group.  The operating divisions were determined to be reportable segments under the applicable accounting guidance.  The following is a brief description of our reportable segments:

•
Direct Offices – This division includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, and Australia; and our public program operations.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 28, 2017	Customers	Gross Profit	EBITDA

Direct offices	$23,412	$16,517	$1,618
Strategic markets	6,002	3,827	(181)
Education practice	7,848	4,408	(848)
International licensees	2,937	2,262	1,335
Total	40,199	27,014	1,924
Corporate and eliminations	1,997	1,017	(2,291)
Consolidated	$42,196	$28,031	$(367)

Quarter Ended
February 27, 2016

Direct offices	$24,564	$17,802	$4,461
Strategic markets	7,551	4,838	1,289
Education practice	6,835	3,170	(1,022)
International licensees	3,850	2,848	1,792
Total	42,800	28,658	6,520
Corporate and eliminations	2,469	1,196	(2,114)
Consolidated	$45,269	$29,854	$4,406

Two Quarters Ended
February 28, 2017

Direct offices	$44,659	$30,640	$1,022
Strategic markets	10,762	6,379	(1,364)
Education practice	16,591	9,432	(842)
International licensees	6,370	4,914	2,643
Total	78,382	51,365	1,459
Corporate and eliminations	3,601	1,975	(4,645)
Consolidated	$81,983	$53,340	$(3,186)

Two Quarters Ended
February 27, 2016

Direct offices	$48,214	$34,371	$7,130
Strategic markets	14,747	9,347	2,139
Education practice	15,004	7,835	(709)
International licensees	8,369	6,305	4,129
Total	86,334	57,858	12,689
Corporate and eliminations	4,152	2,067	(3,809)
Consolidated	$90,486	$59,925	$8,880

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 27,	February 28,	February 27,
	2017	2016	2017	2016
Enterprise Adjusted EBITDA	$1,924	$6,520	$1,459	$12,689
Corporate expenses	(2,291)	(2,114)	(4,645)	(3,809)
Consolidated Adjusted EBITDA	(367)	4,406	(3,186)	8,880
Stock-based compensation expense	(1,564)	(1,111)	(2,777)	(1,874)
Contract termination costs	(1,500)	-	(1,500)	-
Reduction (increase) to contingent
earn out liability	924	(1,238)	1,936	(1,368)
Restructuring costs	-	(376)	-	(376)
China office start-up costs	(26)	-	(505)	-
Other expenses	(306)	(139)	(593)	(139)
Depreciation	(928)	(894)	(1,794)	(1,806)
Amortization	(721)	(909)	(1,443)	(1,819)
Income (loss) from operations	(4,488)	(261)	(9,862)	1,498
Interest income	109	83	225	161
Interest expense	(623)	(552)	(1,244)	(1,093)
Income (loss) before income taxes	(5,002)	(730)	(10,881)	566
Income tax benefit (provision)	1,669	282	3,590	(224)
Net income (loss)	$(3,333)	$(448)	$(7,291)	$342

NOTE 8 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We own a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solution business unit assets in fiscal 2008 for the purpose of expanding the sales of planners and related organizational products under a comprehensive licensing agreement.  Due to significant operating losses incurred after the establishment of FCOP, we reconsidered whether FCOP was a variable interest entity as defined under FASC 810, and determined that FCOP was a variable interest entity.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP’s economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have an obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through February 28, 2017.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and rental payments for the office space that FCOP occupies.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  At February 28, 2017, we had $3.0 million (net of $0.7 million discount) receivable from FCOP, compared with $3.2 million (net of $0.8 million discount) receivable at August 31, 2016.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

During the quarter ended February 28, 2017, we received $0.7 million of cash from FCOP.  Subsequent to February 28, 2017, we received an additional $1.4 million of cash from FCOP.

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

RESULTS OF OPERATIONS

Overview

The second quarter of our fiscal year includes the months of December, January, and February.  Our second quarter of fiscal 2017 ended on February 28, 2017, and the second quarter of the prior year ended on February 27, 2016.  On January 20, 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar, in which quarterly periods ended on different dates from year to year, to the last day of the calendar month in each quarter.  The change was made to improve comparability between fiscal periods, especially for sales and expected renewals of All Access Pass subscriptions.  Beginning with the second quarter of fiscal 2017, our fiscal quarter ending dates will be November 30, February 28 (or February 29 in leap years), and May 31, rather than on February 25, 2017 and May 27, 2017 as previously announced for the end of the second and third quarters of fiscal 2017.  Our fiscal year end will remain unchanged at August 31 of each year.  We do not believe that the change in quarter ending dates had a material impact on the financial results for the quarter and two quarters ended February 28, 2017.

During January 2016, we fully launched the All Access Pass (AAP) offering in all of our regional sales offices that serve the United States and Canada.  The All Access Pass allows our clients to purchase access to a broad base of intellectual property through an electronic portal over a specified period.  Since its introduction in the first quarter of fiscal 2016, AAP amounts invoiced have grown steadily on a year-over-year basis, from $0.4 million in the first quarter of fiscal 2016 to $5.0 million in the first quarter of fiscal 2017, and from $3.1 million in the second quarter of fiscal 2016 to $7.8 million in the second quarter of fiscal 2017, a 154 percent increase.  We believe that the transition to the All Access Pass will provide significant future benefits to us as the average client sales size is expected to increase, the ability to reach additional customers improves, and clients realize greater value to their organizations through access to expanded content and purchase additional services and training materials.  We also continue to invest in the AAP offering, and we are currently translating the core content into 16 languages, which is expected to be completed and launched in late fiscal 2017.  We believe that a broad range of clients, from large multi-national organizations to smaller organizations served by our international direct offices or licensee partners, will be able to leverage the benefits of the AAP offering in their organizations.

However, the change to the AAP-driven business model has required a transition both operationally, as our sales force adapts its sales strategy, and from an accounting point of view.  Operationally, the AAP sales cycle is typically longer than previous transactional type sales for revenues such as facilitator and onsite contracts.  We believe this change reflects the strategic nature of the AAP sale and the need for additional executive approvals at our clients.  During the first quarter of fiscal 2017, we decided to allow new AAP intellectual property agreements to receive updated content throughout the contracted period.  Accordingly, we now defer substantially all AAP revenue at the inception of the agreement and recognize the revenue over the life of the corresponding contract.  We expect that the transition to the AAP business model will continue to have a significant impact on our fiscal 2017 financial results as a higher percentage of the amount of AAP contracts invoiced during the year will be deferred, and as we work through the operational challenges associated with further establishing the AAP business model.  We anticipate that the recognition of AAP deferred sales will benefit future periods and reduce seasonal revenue fluctuations.

We have traditionally recognized the majority of our earnings during our third and fourth quarters of each fiscal year, and the first two quarters of each fiscal year are important quarters for us to make investments that establish the foundation for growth later in the fiscal year and in future periods.  During the first two quarters of fiscal 2017, we opened three new direct sales offices in China, hired new client partners and additional Education practice coaches, and continued to develop and expand our All Access Pass offering.  Our newly opened offices in China continue to meet our expectations, and we recognized $2.1 million of sales during the second quarter of fiscal 2017 and $5.1 million for the first half of fiscal 2017.  The transition of our China operations from a licensee partner to a direct office has gone well, and we expect continued favorable performance from these offices in the future.  We continue to expand our sales force and hired new client partners and Education practice coaches near the end of the fourth quarter of fiscal 2016 and in the first two quarters of fiscal 2017.  As these new sales personnel ramp, we anticipate that they will favorably impact our expected fiscal 2017 sales.  During the first two quarters of fiscal 2017, we also invested significant capital to develop and expand our AAP offering, including amounts to translate AAP offerings into additional languages and to introduce new content.

Our financial results for the quarter ended February 28, 2017 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the quarter ended February 28, 2017:

•
Sales – Our net sales for the quarter ended February 28, 2017 totaled $42.2 million compared with $45.3 million in the second quarter of the prior year.  As mentioned, our new sales offices in China recognized $2.1 million in sales, and Education practice revenues grew $1.0 million, or 15 percent, compared with the prior year.  These increases were offset by 1) increased AAP deferred revenues, which are initially deferred and recognized over the lives of the underlying contracts; 2) a $2.3 million decrease in domestic sales office revenues resulting from the transition to the AAP business model and less onsite delivery revenues; 3) a $1.6 million decrease in Sales Performance practice revenues resulting primarily from fewer new contracts and a shift in the contracting period for several large potential contracts; and 4) a $0.9 million decrease in international licensee royalty revenues as the Company’s China licensee was converted to a direct office ($0.6 million of royalty revenues in the second quarter of fiscal 2016) and certain other licensee partners’ sales declined.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $14.2 million in the second quarter of fiscal 2017, compared with $15.4 million in the second quarter of fiscal 2016.  Gross profit for the quarter ended February 28, 2017 was $28.0 million compared with $29.9 million in the quarter ended February 27, 2016, and decreased primarily due to lower sales as described above.  Our consolidated gross margin, which is gross profit as a percentage of sales, increased slightly to 66.4 percent compared with 65.9 percent in the prior year.

•
Operating Expenses – Our operating expenses in the second quarter increased by $2.4 million compared with the second quarter of fiscal 2016, which was primarily due to a $1.4 million increase in selling, general, and administrative (SG&A) expenses and $1.5 million of expense related to the termination of a profit-sharing contract with an international licensee.  Increased SG&A expenses were primarily due to hiring additional sales and sales-related personnel, opening new sales offices in China, and increased non-cash share-based compensation expense.  These increases were partially offset by decreased contingent earn out liability costs and decreased amortization expense.

•
Operating Loss and Net Loss – As the result of factors cited above, we recognized a $4.5 million loss from operations for the quarter ended February 28, 2017, compared with a $0.3 million loss from operations in the second quarter of the prior year.  Net loss for the second quarter of fiscal 2017 was $3.3 million, or $(.24) per share, compared with a net loss of $0.5 million, or $(.03) per share, in the same quarter of fiscal 2016.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our operating segments for the periods indicated (in thousands).

	Quarter Ended			Two Quarters Ended
	February 28, 2017	February 27, 2016	Percent Change	February 28, 2017	February 27, 2016	Percent Change
Sales by Category:
Training and consulting services	$40,087	$42,277	(5)	$78,160	$85,471	(9)
Products	1,220	1,873	(35)	2,048	2,785	(26)
Leasing	889	1,119	(21)	1,775	2,230	(20)
	$42,196	$45,269	(7)	$81,983	$90,486	(9)

Sales by Segment:
Direct offices	$23,412	$24,564	(5)	$44,659	$48,214	(7)
Strategic markets	6,002	7,551	(21)	10,762	14,747	(27)
Education practice	7,848	6,835	15	16,591	15,004	11
International licensees	2,937	3,850	(24)	6,370	8,369	(24)
Corporate and other	1,997	2,469	(19)	3,601	4,152	(13)
	$42,196	$45,269	(7)	$81,983	$90,486	(9)

Quarter Ended February 28, 2017 Compared with the Quarter Ended February 27, 2016

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms, including the All Access Pass.  The following sales analysis for the quarter ended February 28, 2017 is based on activity through our operating segments as shown above.

Direct Offices – This channel includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and our public program operations.  Despite $2.1 million of sales from our new offices in China, our direct office revenues decreased $1.2 million, compared with the prior year.  Sales through our domestic sales force decreased by $2.3 million, which was due to increased AAP sales and the required deferral of these revenues as they are recognized over the lives of the underlying contracts, and decreased onsite presentations.  During the quarter ended February 28, 2017, we invoiced $7.8 million of AAP contracts and $3.5 million of related services and materials, compared with $3.1 million in the second quarter of fiscal 2016.  As previously mentioned, the transition to the AAP sales model has produced some operational changes, including a longer sales cycle and the need for executive approval at our some of our clients.  In addition, onsite presentation revenues decreased $1.3 million compared with the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $1.3 million compared with the prior year due to the new China offices.  Partially offsetting the increase from the new China offices were a $0.3 million decrease in sales at our office in the United Kingdom, of which $0.2 million was attributable to unfavorable foreign exchange rates; a $0.2 million decrease in sales from our Australia office; and a $0.2 million decrease from our office in Japan.  A portion of the decrease in the sales from our offices in the United Kingdom and Australia were the result of AAP sales and the corresponding deferral of a majority of those revenues.  Foreign exchange rates had a $0.2 million adverse impact on our reported international direct office sales for the quarter, which primarily impacted revenues reported from our United Kingdom office.

Subsequent to February 28, 2017, we reorganized the operations of our domestic sales force into two geographic regions and closed all of our sales offices in the United States.  Sales and sales support personnel will work from home offices and operate in smaller groups, or teams, under the direction of managing directors who will report to the general managers of the East and West regions.  As we execute this reorganization plan, we may incur costs to close the offices and provide severance benefits.  These costs are expected to be finalized during our third quarter of fiscal 2017.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the “Global 50” group, which is focused on sales to large, multi-national organizations.  The decrease in Strategic Market segment sales was primarily due to a $1.6 million decrease in Sales Performance practice revenues and a $0.3 million decrease in Global 50 group sales.  These decreases were partially offset by $0.5 million of increased Government services sales, which resulted from new contracts obtained during the period.  Sales Performance practice sales declined primarily due to fewer new contracts obtained and a shift in the contracting period for several large potential contracts.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $1.0 million, or 15 percent, increase in Education practice revenues compared with the prior year.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow when compared with prior periods.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee revenues decreased $0.9 million compared with the prior year.  The decrease was primarily due to the conversion of our China licensee into a direct office ($0.6 million of royalties in the prior year) and by decreased sales at certain of our licensee partners during the quarter.  Foreign exchange rates had a $0.2 million favorable impact on licensee sales during the quarter ended February 28, 2017.  Due to the transition of our China licensee to a direct office, we anticipate that our licensee royalty revenues will continue to be less in fiscal 2017 than the comparable periods of the prior year.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales declined primarily due to a $0.2 million decrease in leasing revenues, a $0.2 million decrease in books and audio resulting from the timing of an expected contract, and $0.1 million of decreased shipping and handling revenues as some facilitator clients have moved to the All Access Pass.  Under the terms of a previously existing services agreement with HP Enterprise Services (HPE), we were responsible for leasing space in our former warehouse.  We subleased this space during the term of contract with HPE.  However, the services contract with HPE expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended February 28, 2017, our gross profit was $28.0 million compared with $29.9 million in the prior year.  The decrease in gross profit was primarily attributable to decreased sales as previously described.  Our gross margin for the quarter ended February 28, 2017 improved slightly to 66.4 percent of sales compared with 65.9 percent in the second quarter of the prior year.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	February 28, 2017	February 27, 2016	$ Change	% Change
Selling, general, and administrative expense	$27,392	$25,587	$1,805	7
China SG&A expenses	1,338	-	1,338	n/a
Increase (decrease) to NinetyFive 5 contingent earn out liability	(924)	1,238	(2,162)	(175)
Stock-based compensation	1,564	1,111	453	41
Total selling, general, and administrative expense	29,370	27,936	1,434	5
Contract termination costs	1,500	-	1,500	n/a
Restructuring costs	-	376	(376)	(100)
Depreciation	928	894	34	4
Amortization	721	909	(188)	(21)
	$32,519	$30,115	$2,404	8

Selling, General and Administrative – The increase in our SG&A expenses during the quarter ending February 28, 2017, was primarily due to 1) a $2.0 million increase in spending related to new sales and sales-related personnel, associated travel expenses, and increased advertising to promote the AAP; 2) the opening of new sales offices in China during the first quarter of fiscal 2017; 3) a $0.5 million increase in non-cash stock-based compensation; and 4) a $0.4 million increase in computer costs primarily related to the installation of our new enterprise resource planning system.  We continue to invest in new sales personnel and we had 216 client partners at February 28, 2017 compared with 198 client partners at February 27, 2016.  These increases were partially offset by a $2.2 million decrease in the change from estimated earn out payments to the former owners of NinetyFive 5 and cost savings in various other areas of our operations.

Contract Termination Costs – We entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us that total $16.3 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the royalty, or $5.4 million, to an international licensee partner that owns the rights in that country.  For a $1.5 million payment, we terminated the previously existing profit sharing arrangement and we will owe no further royalty payments to the licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment made during the second quarter.

Depreciation – Depreciation expense increased slightly due to the purchase of capital assets during late fiscal 2016 and the first two quarters of fiscal 2017.  Based on property and equipment acquisitions during fiscal 2016 and the first half quarter of fiscal 2017, plus expected capital additions during fiscal 2017, we currently expect depreciation expense will total approximately $3.9 million in fiscal 2017.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $2.9 million in fiscal 2017.

Interest Expense

Our interest expense for the quarter ended February 28, 2017 increased by $0.1 million primarily due to increased term loan borrowings and a slight increase in our effective interest rate.

Income Taxes

Our effective income tax benefit rate for the quarter ended February 28, 2017 was 33.4 percent compared with an effective income tax benefit rate of 38.6 percent in the second quarter of the prior year.  Our effective tax benefit rate was lower than the statutory tax benefit rate primarily due to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of All Access Pass revenues for the fiscal year relative to our other revenues resulting in permanent items in the income tax provision having a significant impact on the effective tax rate as pretax income approaches break even.  Therefore, we computed the income tax benefit for the quarter ended February 28, 2017 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Two Quarters Ended February 28, 2017 Compared with the Two Quarters Ended February 27, 2016

Sales

Our consolidated sales for the two quarters ended February 28, 2017, were $82.0 million compared with $90.5 million in the first two quarters of fiscal 2016.  The following sales analysis for the two quarters ended February 28, 2017 is based on activity through our operating segments as previously defined.

Direct Offices – For the two quarters ended February 28, 2017, our new China sales offices recognized $5.1 million of sales, which was in line with our expectations.  However, the increase in sales from the new China offices was offset by decreased domestic direct office revenues and decreased revenues from our office in the United Kingdom.  Our domestic direct office revenues decreased $6.6 million compared with the prior year due to the transition to the AAP business model and decreased onsite revenues.  During the two quarters ended February

28, 2017, we invoiced $12.8 million of AAP contracts plus $5.5 million of related services and products, compared with $3.5 million in the first two quarters of fiscal 2016.  The majority of new AAP contract revenue was deferred and will be recognized over the lives of the underlying contracts.  Onsite presentation revenues during the first two quarters of fiscal 2017 decreased $3.7 million compared to the first half of the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $3.5 million compared with the prior year due to the new China sales offices and a $0.3 million increase in Japan office revenues.  Partially offsetting these increases was a $1.4 million decrease in sales at our office in the United Kingdom.  The decrease in sales at the United Kingdom office was primarily due to the timing of a large contract that is expected to be renewed later in fiscal 2017.  For the two quarters ended February 28, 2017, foreign exchange rates did not have a material impact on our international direct office sales or results of operations.

Strategic Markets – The decrease in Strategic Market segment sales was primarily due to a $3.4 million decrease in Sales Performance practice revenues and a $0.6 million decrease in Customer Loyalty practice revenues.  Sales Performance practice sales declined due to fewer new contracts obtained during the fiscal year and the timing of the renewal of other expected agreements.  Our Customer Loyalty practice sales decreased primarily due to the completion of certain contracts with certain large, multi-unit retailers.

Education Practice – During the first half of fiscal 2017, we have continued to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $1.6 million, or 11 percent, increase in Education practice revenues compared with the first half of the prior year.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – Our international licensee revenues decreased $2.0 million compared with the prior year.  The decrease was primarily due to the conversion of our China licensee into a direct office ($1.2 million of royalty revenues during the first two quarters of fiscal 2016) and by decreased sales at certain of our licensee partners during the first half of fiscal 2017.  Foreign exchange rates did not have a material impact on licensee sales for the two quarters ended February 28, 2017.

Corporate and other – Our corporate and other sales declined primarily due to a $0.5 million decrease in leasing revenues and a $0.2 million decrease in shipping and handling revenues as some of our facilitator clients move to the All Access Pass.  Under the terms of a previously existing services agreement with HPE, we were responsible for leasing space in our former warehouse.  We subleased this space during the term of contract with HPE.  However, the services contract with HPE expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue compared with the prior year.

Gross Profit

For the two quarters ended February 28, 2017, our gross profit was $53.3 million compared with $59.9 million in the first half of fiscal 2016.  The decrease in gross profit was primarily attributable to decreased sales during the two quarters ended February 28, 2017, as described above.  Our gross margin for the two quarters ended February 28, 2017 was 65.1 percent compared with 66.2 percent in the corresponding period of fiscal 2016.  Our gross margin was primarily impacted by the mix of services and contracts sold, decreased licensee royalty revenues (as discussed above), which do not have associated cost of sales, the impact of fixed amortization of curriculum development costs on lower revenues, and by discounted pricing for onsite presentations available to AAP clients.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Two Quarters Ended
	February 28, 2017	February 27, 2016	$ Change	% Change
Selling, general, and administrative expense	$54,202	$50,914	$3,288	6
China SG&A expenses	3,422	-	3,422	n/a
Increase (decrease) to NinetyFive 5 contingent earn out liability	(1,936)	1,638	(3,574)	(218)
Stock-based compensation	2,777	1,874	903	48
Total selling, general, and administrative expense	58,465	54,426	4,039	7
Contract termination costs	1,500	-	1,500	n/a
Restructuring costs	-	376	(376)	(100)
Depreciation	1,794	1,806	(12)	(1)
Amortization	1,443	1,819	(376)	(21)
	$63,202	$58,427	$4,775	8

Selling, General and Administrative – The increase in our SG&A expenses for the first two quarters of fiscal 2017 was primarily due to 1) a $2.7 million increase in spending related to new sales and sales-related personnel, and increased travel and advertising to promote our new offices in China and the AAP; 2) opening three new sales offices in China during the fiscal year, including $0.5 million of non-repeating start-up costs; 3) a $1.0 million increase in computer costs primarily resulting from the installation of our new enterprise resource planning system; 4) a $0.9 million increase in non-cash stock-based compensation; and 5) a $0.3 million increase in bad debt expense primarily due to increased risk of collection on certain aging receivables.  These increases were partially offset by a $3.6 million decrease from the change in estimated earn out payments to the former owners of NinetyFive 5 and cost savings in various other areas of our operations.

Contract Termination Costs – For further information on these costs, refer to the information within the discussion comparing the quarter ended February 28, 2017 with the quarter ended February 27, 2016.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.

Interest Expense

Our interest expense for the two quarters ended February 28, 2017 increased by $0.2 million primarily due to increased term loan borrowings and a slight increase in our effective interest rate.

Income Taxes

Our effective income tax benefit rate for the two quarters ended February 28, 2017 was 33.0 percent compared with an effective income tax rate of 40.0 percent in the first half of fiscal 2016.  Our effective tax benefit rate was lower than our overall statutory tax rate due primarily to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of AAP revenues for the fiscal year relative to our other revenues resulting in permanent items in the income tax provision having a significant impact on the effective tax rate as pretax income approaches break even.  Therefore, we computed the income tax benefit for the two quarters ended February 28, 2017 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Although we paid $0.9 million of cash for income taxes during the two quarters ended February 28, 2017, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP sales.  The reduced taxable income from the deferral of AAP revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at February 28, 2017 was $10.7 million, with no borrowings on our line of credit, compared with $10.5 million of cash, and no borrowings on the line of credit, at August 31, 2016.  Our net working capital (current assets less current liabilities) was $22.4 million at February 28, 2017 compared with $35.7 million at August 31, 2016.  Of our $10.7 million in cash at February 28, 2017, $8.4 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), purchases of our common stock, working capital expansion, and debt payments.

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

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement expires in March 2019, and contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the Restated Credit Agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  On February 28, 2017, we entered into the Sixth Modification of our Restated Credit Agreement.  The primary purpose of the Sixth Modification Agreement was to amend the definition of the fixed charge coverage ratio to include 85 percent of the change in our deferred revenues.  This modification was designed to recognize the transition of a substantial portion of our revenues to the AAP subscription revenue recognition model.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at February 28, 2017.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2017.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows provided by operating activities during the first two quarters of fiscal 2017 was $6.8 million compared with $16.8 million provided in the first half of the prior year.  The decline was primarily attributable to decreased operating income when compared with the prior year.  Our cash flows during the first half of the fiscal year are also impacted by payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved somewhat in the second quarter of fiscal 2017, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  However, the lengthened collection periods increased our collection risk during the first quarter of fiscal 2017 and our allowance for doubtful accounts was adjusted accordingly.  We anticipate that the longer collection periods may continue in future periods.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first half of fiscal 2017 totaled $6.3 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and spending on curriculum development.

Our purchases of property and equipment, which totaled $3.9 million, consisted primarily of computer software and hardware costs related to the replacement of our existing enterprise resource planning software, and leasehold improvements and computer equipment necessary to establish sales offices in China.  We currently anticipate that our purchases of property and equipment will total approximately $5.4 million in fiscal 2017; however, we are currently in the process of replacing our existing enterprise resource planning software, which may result in capital spending that is different than our current expectations.

We spent $2.3 million during the first half of fiscal 2017 on the development of various offerings, including over $1.7 million related to the continued development and expansion of our AAP offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $8.0 million during fiscal 2017.

Cash Flows From Financing Activities

For the two quarters ended February 28, 2017, our net cash provided by financing activities totaled $0.2 million.  Our primary sources of financing cash during the first two quarters of fiscal 2017 were $5.0 million of proceeds from a term loan obtained in September 2016 and $0.3 million of cash received from participants in our employee stock purchase plan.  This new term loan has the same interest and repayment provisions as the $15.0 million term loan obtained in fiscal 2016.

Partially offsetting these sources of financing cash were $3.3 million of cash used to repay term loans payable and the financing obligation on our corporate campus, and $1.8 million used to purchase shares of our common stock, including shares withheld for minimum statutory taxes on stock-based compensation awards that vested during fiscal 2017.  During the second quarter of fiscal 2017 we purchased 69,992 shares of our common stock on the open market for $1.2 million.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,361,339 shares of our common stock for $23.6 million through February 28, 2017.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

During fiscal 2013, we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential contingent payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We paid the first contingent payment of $2.2 million in fiscal 2016.  The contingent liability to the former owners of NinetyFive 5 is required to be recorded at fair value based on current and expected EBITDA performance.  Based on projected financial performance through the remainder of fiscal 2017, the fair value of this contingent liability was reduced to zero during the quarter ended February 28, 2017.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and notes payable, and meet other working capital requirements during the remainder of fiscal 2017 and into fiscal 2018 through current cash balances, future cash flows from operating activities, and from borrowings on our existing secured credit facility.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2019 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) minimum operating lease payments primarily for domestic regional and foreign office space; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) payments to HP Enterprise Services for outsourcing services related to warehousing and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of NinetyFive 5 if certain earnings thresholds are achieved.  However, at February 28, 2017, we do not believe that any future contingent earn out payments will be due to the former owners of NinetyFive 5.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2016.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  We are currently in the process of evaluating our various revenue streams to determine the impact of adopting ASU No. 2014-09.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be impacted by the new standard.  As of February 28, 2017, we have not yet determined the method of adoption nor the full impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of February 28, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of February 28, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of February 28, 2017, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  As of February 28, 2017, we have not completed our evaluation of the provisions of ASU 2017-04 and its impact on our consolidated financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain oral and written statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales of the All Access Pass, anticipated renewals of the All Access Pass, the expected transition period for revenue recognition and the change in the business plan associated with the All Access Pass, the extent and timing of costs associated with restructuring sales offices in the United States, the expected growth of our Education practice, our expectations regarding future changes in licensee royalty revenues, the likelihood of longer collection periods, the amount of and timing associated with capital expenditures for replacing our enterprise resource planning software, the likelihood of any further contingent earn out payments to the former owners of NinetyFive 5, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2016, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2017, we did not have any amounts drawn on our revolving line of credit.  Our long-term obligations at February 28, 2017 primarily consisted of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, term loans payable, deferred income taxes, and any remaining earn out payments resulting from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility was 2.6 percent at February 28, 2017, and we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans would result in approximately $0.1 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 28, 2017.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                 The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
November 27, 2016 to December 31, 2016	-		$-	-	$17,658

January 1, 2017 to January 28, 2017	-		-	-	17,658

January 29, 2017 to February 28, 2017	69,992		17.69	69,992	16,420

Total Common Shares	69,992	(2)	$17.69	69,992

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,361,339 shares of our common stock for $23.6 million through February 28, 2017.

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

(2)
Amount excludes 29,170 shares of our common stock that were withheld for minimum statutory taxes on stock-based compensation awards issued to employees during the quarter ended February 28, 2017.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $17.26 per share.

Item 6.     EXHIBITS

(A)	Exhibits:
10.1
Sixth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated February 28, 2017 (filed as exhibit 10.1 on a Form 8-K filed with the SEC on March 3, 2017 and incorporated by reference thereto).

10.2
Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated February 28, 2017 (filed as exhibit 10.2 on a Form 8-K filed with the SEC on March 3, 2017 and incorporated by reference thereto).

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

FRANKLIN COVEY CO.

Date:	April 7, 2017	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 7, 2017	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)