Form 10-Q
period 2017-05-31
FRANKLIN COVEY CO
filed 2017-07-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

13,859,482 shares of Common Stock as of June 30, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 31,	August 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$10,456
Accounts receivable, less allowance for doubtful accounts of $2,376 and $1,579	48,538	65,960
Receivable from related party	1,048	1,933
Inventories	3,420	5,042
Income taxes receivable	1,316	-
Prepaid expenses and other current assets	9,199	6,350
Total current assets	71,477	89,741

Property and equipment, net	18,511	16,083
Intangible assets, net	52,454	50,196
Goodwill	21,164	19,903
Long-term receivable from related party	701	1,235
Other long-term assets	14,046	13,713
	$178,353	$190,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of financing obligation	$1,815	$1,662
Current portion of term notes payable	5,000	3,750
Accounts payable	8,525	10,376
Income taxes payable	-	4
Deferred revenue	28,645	20,847
Accrued liabilities	16,165	17,418
Total current liabilities	60,150	54,057

Line of credit	572	-
Financing obligation, less current portion	21,565	22,943
Term notes payable, less current portion	10,313	10,313
Other liabilities	1,885	3,173
Deferred income tax liabilities	83	6,670
Total liabilities	94,568	97,156

Shareholders' equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,894	211,203
Retained earnings	64,797	76,628
Accumulated other comprehensive income	751	1,222
Treasury stock at cost, 13,261 shares and 13,332 shares	(196,010)	(196,691)
Total shareholders' equity	83,785	93,715
	$178,353	$190,871

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 28,	May 31,	May 28,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$41,822	$42,275	$119,982	$127,746
Products	1,035	1,340	3,083	4,125
Leasing	894	1,123	2,669	3,353
	43,751	44,738	125,734	135,224
Cost of sales:
Training and consulting services	13,519	13,928	40,181	41,782
Products	2,370	621	3,332	2,081
Leasing	521	627	1,541	1,873
	16,410	15,176	45,054	45,736
Gross profit	27,341	29,562	80,680	89,488

Selling, general, and administrative	30,713	29,095	89,177	83,521
Restructuring costs	1,335	-	1,335	376
Contract termination costs	-	-	1,500	-
Depreciation	949	1,003	2,743	2,809
Amortization	835	722	2,278	2,541
Income (loss) from operations	(6,491)	(1,258)	(16,353)	241

Interest income	86	81	310	243
Interest expense	(618)	(564)	(1,861)	(1,659)
Loss before income taxes	(7,023)	(1,741)	(17,904)	(1,175)
Income tax benefit	2,482	689	6,073	465
Net loss	$(4,541)	$(1,052)	$(11,831)	$(710)

Net loss per share:
Basic and diluted	$(0.33)	$(0.07)	$(0.86)	$(0.05)

Weighted average number of common shares:
Basic and diluted	13,834	14,259	13,817	15,259

COMPREHENSIVE INCOME (LOSS)
Net loss	$(4,541)	$(1,052)	$(11,831)	$(710)
Foreign currency translation adjustments,
net of income tax benefit (provision)
of $(79), $(173), $254, and $(241)	148	321	(471)	447
Comprehensive loss	$(4,393)	$(731)	$(12,302)	$(263)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31,	May 28,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,831)	$(710)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	5,046	5,350
Stock-based compensation expense	3,987	2,922
Amortization of capitalized curriculum costs	2,683	2,780
Deferred income taxes	(6,327)	(256)
Increase (reduction) to estimated earn out liability	(1,936)	1,456
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	17,605	18,901
Decrease (increase) in inventories	1,491	(585)
Decrease in receivable from related party	1,420	753
Increase in prepaid expenses and other assets	(1,720)	(191)
Decrease in accounts payable and accrued liabilities	(4,355)	(6,155)
Increase in deferred revenue	7,197	368
Increase in income taxes payable/receivable	(1,321)	(2,815)
Increase (decrease) in other long-term liabilities	(279)	49
Net cash provided by operating activities	11,660	21,867

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,126)	(2,606)
Curriculum development costs	(4,150)	(1,670)
Acquisition of business	(3,500)	-
Net cash used for investing activities	(12,776)	(4,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	7,811	39,315
Payments on line of credit borrowings	(7,239)	(39,315)
Proceeds from term notes payable financing	5,000	15,000
Principal payments on term notes payable	(3,750)	-
Principal payments on financing obligation	(1,226)	(1,085)
Purchases of common stock for treasury	(2,084)	(37,441)
Payment of contingent consideration liability	-	(2,167)
Proceeds from sales of common stock held in treasury	469	489
Net cash used for financing activities	(1,019)	(25,204)
Effect of foreign currency exchange rates on cash and cash equivalents	(365)	242
Net decrease in cash and cash equivalents	(2,500)	(7,371)
Cash and cash equivalents at the beginning of the period	10,456	16,234
Cash and cash equivalents at the end of the period	$7,956	$8,863

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,834	$2,700
Cash paid for interest	1,847	1,625

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$417	$186
Acquisition of intellectual property license financed by accrued liabilities	750	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on individual and organizational performance improvement.  Our mission is to "enable greatness in people and organizations everywhere," and our employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We believe that our content and services create the connection between capabilities and results.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Educational Improvement, Sales Performance, and Customer Loyalty.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

4.	Transformational Impact and Reach – We are committed to, and measure ourselves by, our clients' achievement of transformational results.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Educational Improvement, and Customer Loyalty.  Our offerings are described in further detail at www.franklincovey.com.

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

On January 20, 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar in which quarterly periods ended on different dates from year to year, to the last day of the calendar month in each quarter.  Beginning with the second quarter of fiscal 2017, the Company's fiscal quarter ending dates will be November 30, February 28 (or February 29 in leap years), and May 31, rather than on February 25, 2017 and May 27, 2017 as previously announced for the end of the second and third quarters of fiscal 2017.  The Company's fiscal year end will remain unchanged at August 31 of each year.

The results of operations for the quarter and three quarters ended May 31, 2017 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2017, or for any future periods.

Fair Value of Financial Instruments and NinetyFive 5 Earn Out Payments

At May 31, 2017, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC (NinetyFive 5) in a prior period is considered a "level 3" measurement because we estimate projected earnings during the measurement period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process from the disclosures as of August 31, 2016.  The fair value of this liability was reduced to zero at February 28, 2017, based on the projected earnings of the Sales Performance practice during the remainder of the measurement period.  The fair value of the contingent earn out liability remained at zero as of May 31, 2017.  Activity for this contingent liability was as follows for the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 28,	May 31,	May 28,
	2017	2016	2017	2016
Increase (decrease) to
contingent earn out liability	$ -	$ 88	$ (1,936)	$ 1,456

Adjustments to the fair value of our contingent earn out liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the "full retrospective" or "modified retrospective" approach.  We are currently in the process of evaluating our various revenue streams to determine the impact of adopting ASU No. 2014-09.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be impacted by the new standard.  As of May 31, 2017, we have not yet determined the method of adoption nor the full impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of May 31, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 31, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of May 31, 2017, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  As of May 31, 2017, we have not completed our evaluation of the provisions of ASU 2017-04 and its impact on our consolidated financial statements.

NOTE 2 – ROBERT GREGORY PARTNERS, LLC ACQUISITION

On May 15, 2017, we acquired the assets of Robert Gregory Partners, LLC (RGP), a Dublin, Ohio based corporate coaching firm, for $3.5 million in cash plus potential contingent consideration totaling $4.5 million.  Robert Gregory Partners is a corporate coaching firm with expertise in executive coaching, transition acceleration coaching, leadership development coaching, implementation coaching, and consulting.  We anticipate that RGP services and methodologies will become a key offering in our training and consulting business.

The acquisition of RGP had an immaterial impact on our financial statements for the quarter ended May 31, 2017.  For the twelve months ended December 31, 2016, RGP had revenues of $3.3 million (unaudited) and operating income of $1.1 million (unaudited).  The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and separately identifiable intangible assets at the acquisition date (in thousands):

Current assets	$593
Intangible assets	3,787
Goodwill	1,261
Current liabilities	(120)
Current contingent earn out liability (accrued
liabilities)	(500)
Deferred revenue	(593)
Long-term contingent earn out liability
(other long-term liabilities)	(928)
Cash paid	$3,500

The payment of contingent consideration is based on the achievement of specified financial results and the delivery of "add-on coaching services" content that will be included in our All Access Pass offering.  Since we anticipate paying the first $0.5 million for delivered content within the next few months, that portion of the contingent consideration was classified as current and recorded as a component of accrued liabilities in the accompanying condensed consolidated balance sheet.  The fair value of the potential contingent consideration was calculated using a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios, and is considered a "level 3" fair value measurement.  The various pay out instances were discounted at a rate that considered RGP's weighted average cost of capital as well as a risk premium specifically associated with the earn out, the related earnings projections, and the overall business.  Under the applicable accounting guidance, we will reassess the fair value of the contingent consideration at each balance sheet date, similar to the NinetyFive 5 contingent consideration discussed in Note 1.  Any changes to the fair value of the contingent consideration will be recorded in the period of change.

Based on the preliminary estimated fair value of assets purchased, the acquired intangible assets are being amortized over a weighted average life of eight years and are comprised of the following (in thousands):

		Estimated Useful
Description	Amount	Lives
Customer relationships	$2,226	10 years
Content	461	5 years
Trademark/tradename	341	5 years
Non-compete agreement - employees	311	2 years
Contracts	237	2 years
Coach relationships	150	10 years
Coaching portal	45	3 years
Non-compete agreement - coaches	16	1 year
	$3,787

The goodwill generated by the RGP acquisition is primarily attributable to the methodologies, content, and coaching capabilities developed by RGP that complement our existing training services and has not yet been allocated to our operating segments.  All of the intangible assets, including goodwill, generated by the acquisition of RGP is expected to be deductible for income tax purposes.  The total acquisition costs were approximately $0.1 million and were recorded as a component of selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 3 – RESTRUCTURING COSTS

During the quarter ended May 31, 2017, we determined to exit the publishing business in Japan and restructured our U.S./Canada direct office operations in order to transition to an AAP centric business model.  We expensed $3.1 million related to these changes during the third quarter of fiscal 2017 as described below.  The majority of these costs were attributable to our Direct Offices operating segment.

Exit Japan Publishing Business

Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan for $1.8 million, which was recorded as a component of product cost of sales in the accompanying condensed consolidated statements of operations for fiscal 2017.

U.S./Canada Direct Office Restructuring

During the third quarter of fiscal 2017, we restructured the operations of our U.S/Canada direct offices to create new smaller regional teams which are focused on selling the All Access Pass, helping clients strategically implement the AAP, and providing services to further develop long-term client relationships.  Accordingly, we determined that our three remaining sales offices located in Atlanta, Georgia; Irvine, California; and Chicago, Illinois were unnecessary since most client partners work from home-based offices; restructured the operations of the Sales Performance and Winning Customer Loyalty Practices; and eliminated certain functions to reduce costs in future periods.  The $1.3 million restructuring charge associated with these operational changes was comprised of the following (in thousands):

Description	Amount
Severance costs	$839
Office closure costs	496
$1,335

At May 31, 2017, we had $1.1 million accrued for these restructuring costs, including $0.6 million accrued for severance payments.  The majority of the accrued severance payments were paid prior to the end of June 2017.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2017	2016
Finished goods	$3,402	$5,002
Raw materials	18	40
	$3,420	$5,042

NOTE 5 – ACQUIRED LICENSE RIGHTS FOR INTELLECTUAL PROPERTY

During the quarter ended May 31, 2017, we acquired the license rights for certain intellectual property owned by Higher Moment, LLC for $0.8 million.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who is a member of our Board of Directors.  However, Dr. Christensen does not have an ownership interest in Higher Moment, LLC.  The initial license period is five years and the agreement may be renewed for successive five-year periods for $0.8 million at each renewal date.  The agreement may be terminated by either party at any time, but if we choose to terminate the agreement prior to the third renewal date, we are required to pay $0.3 million to Higher Moment, LLC.

NOTE 6 – TERM LOANS PAYABLE

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

YEAR ENDING AUGUST 31,	Amount
2017	$1,250
2018	5,000
2019	9,063
$15,313

The terms of our Secured Credit Agreement state that each additional term loan we obtain reduces the amount available to borrow on the revolving line of credit facility.  Accordingly, at May 31, 2017, we may borrow up to $35.0 million on our revolving line of credit.

On February 28, 2017, we entered into the Sixth Modification Agreement to our Secured Credit Agreement.  The primary purpose of the Sixth Modification Agreement is to adjust the definition of the fixed charge coverage ratio to include 85% of the change in our deferred revenue during the measurement period in calculated earnings before interest, taxes, depreciation, amortization, and rent expense (EBITDAR).  The Sixth Modification Agreement is designed to accommodate the changes in our financial statements and business operations resulting from the introduction of the All Access Pass and the deferral of significant amounts of revenue over the lives of the underlying contracts.  On May 31, 2017, we entered into the Seventh Modification Agreement to the Secured Credit Agreement.  The sole purpose of the Seventh Modification Agreement was to extend the maturity date of the Secured Credit Agreement to March 31, 2020.

NOTE 7 – CONTRACT TERMINATION COSTS

We entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us totaling $16.3 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the new minimum royalty stream, or $5.4 million, plus one-third of any royalties in excess of the contractual minimums to the licensee that owns the rights for that country.  For a $1.5 million payment, we terminated the previously existing profit-sharing agreement and we will not owe any further payments to the international licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment during the second quarter of fiscal 2017.

NOTE 8 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our stock-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 28,	May 31,	May 28,
	2017	2016	2017	2016
Performance awards	$1,041	$902	$3,509	$2,492
Unvested share awards	131	112	369	338
Employee stock purchase plan	38	34	94	92
Fully-vested share awards	-	-	15	-
	$1,210	$1,048	$3,987	$2,922

During the quarter and three quarters ended May 31, 2017, we issued 49,090 shares and 186,933 shares, respectively, of our common stock to employees for stock-based compensation awards.  The following is a description of the developments in our stock-based compensation plans during the quarter and three quarters ended May 31, 2017.

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

Adjusted EBITDA			Gross AAP Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(thousands)	Shares	Status	(thousands)	Shares	Status
$36,672	42,789	not vested	$30,052	18,338	vested
41,806	42,789	not vested	35,419	18,338	vested
47,658	42,789	not vested	40,758	18,338	target met
	128,367			55,014

The fiscal 2017 long-term performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.  At May 31, 2017, the award target was met for the third tranche of the Gross AAP sales portion of the 2017 LTIP and these shares are expected to be distributed to plan participants during the fourth quarter of fiscal 2017, pending Compensation Committee approval.  During the quarter ended February 28, 2017, the award targets for the first two gross AAP sales tranches were achieved, and a total of 36,676 common shares were distributed to participants in the third quarter of fiscal 2017.

In fiscal 2016, we introduced the All Access Pass, which allows our clients to access our intellectual property through an electronic portal.  Based on guidance for multiple-element revenue arrangements, we defer a significant portion of AAP sales over the life of the client's contract.  Accordingly, sales of the All Access Pass have significantly impacted our financial results since the second quarter of fiscal 2016.  On October 18, 2016, the Compensation Committee approved a modification to the fiscal 2012 through fiscal 2016 performance awards to include the change in deferred revenue, less certain costs, in Adjusted EBITDA in the vesting calculations.  Our share price on October 18, 2016 was less than the share prices used to recognize stock-based compensation expense on the fiscal 2012 through fiscal 2016 performance awards and no incremental stock-based compensation expense was recognized from this modification.

Compensation expense recognized during the quarter and three quarters ended May 31, 2017, for performance awards includes expense related to awards granted in previous periods for which the performance conditions are probable of being achieved.

Unvested Share Awards

Our annual unvested share award granted to non-employee members of the Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is granted in January (following the annual shareholders' meeting) of each year.  For the fiscal 2017 award, each eligible director received a whole-share grant equal to $75,000 with a one-year vesting period.  Our unvested share activity during the three quarters ended May 31, 2017 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2016	25,032	$17.98
Granted	29,834	17.60
Forfeited	-	-
Vested	(25,032)	17.98
Unvested stock awards at
May 31, 2017	29,834	$17.60

At May 31, 2017, there was approximately $0.3 million of unrecognized compensation expense associated with the fiscal 2017 Board of Director unvested share award.

Stock Options

Stock option activity for the three quarters ended May 31, 2017 was as follows:

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2016	631,250	$11.41
Granted	-	-
Exercised	(62,500)	9.00
Forfeited	-	-

Outstanding at May 31, 2017	568,750	$11.67

Options vested and exercisable at
May 31, 2017	568,750	$11.67

During the second quarter of fiscal 2017, our Chief Executive Officer (CEO) exercised 62,500 options on a "net" basis and received 30,079 shares of the Company's common stock with an aggregate intrinsic value of $0.5 million.  The shares received by the CEO were reduced by 10,021 shares, which were withheld for minimum statutory taxes.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and three quarters ended May 31, 2017, we issued 12,061 shares and 30,342 shares of our common stock to participants in the ESPP.

On May 31, 2017, our Board of Directors approved the 2017 Employee Stock Purchase Plan (the 2017 Plan).  The 2017 Plan authorized a new tranche of 1,000,000 shares to be issued to ESPP participants and modernized some aspects of the ESPP (e.g., allowing for electronic communication with participants), but all other key terms and conditions of the 2017 Plan remain consistent with the prior plan (e.g., discount percentage, purchase date, etc.).  We intend to submit the 2017 Plan to a vote of shareholders at our next annual shareholders' meeting, which is expected to be held in January 2018.

NOTE 9 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 28,	May 31,	May 28,
	2017	2016	2017	2016
Numerator for basic and
diluted earnings per share:
Net loss	$(4,541)	$(1,052)	$(11,831)	$(710)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,834	14,259	13,817	15,259
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	-
Diluted weighted average
shares outstanding	13,834	14,259	13,817	15,259

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.33)	$(0.07)	$(0.86)	$(0.05)

Since we incurred a net loss for the quarter and three quarters ended May 31, 2017, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended May 31, 2017 would have been approximately 163,000 shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if we achieve specified targets.

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

•
Strategic Markets – This division includes our Government Services office, Global 50 group (focused on sales to large multinational organizations), newly acquired Robert Gregory Partners, LLC, Sales Performance practice, and our Customer Loyalty practice.

•	Education Practice – This division includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees' royalty revenues.

•	Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, book and audio sales, and certain corporate administrative expenses.

We determined that the Company's chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, restructuring charges, depreciation expense, amortization expense, and certain other charges such as impaired asset charges and adjustments for changes in the fair value of contingent earn out liabilities from business acquisitions.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2017	Customers	Gross Profit	EBITDA

Direct offices	$24,019	$14,902	$1,323
Strategic markets	5,419	3,208	(720)
Education practice	8,596	5,194	(43)
International licensees	3,822	2,964	1,624
Total	41,856	26,268	2,184
Corporate and eliminations	1,895	1,073	(2,202)
Consolidated	$43,751	$27,341	$(18)

Quarter Ended
May 28, 2016

Direct offices	$23,894	$16,805	$2,842
Strategic markets	6,924	4,045	247
Education practice	7,517	4,322	(1,446)
International licensees	4,332	3,349	2,120
Total	42,667	28,521	3,763
Corporate and eliminations	2,071	1,041	(1,969)
Consolidated	$44,738	$29,562	$1,794

Three Quarters Ended
May 31, 2017

Direct offices	$68,678	$45,543	$2,345
Strategic markets	16,181	9,586	(2,085)
Education practice	25,187	14,626	(885)
International licensees	10,191	7,878	4,267
Total	120,237	77,633	3,642
Corporate and eliminations	5,497	3,047	(6,846)
Consolidated	$125,734	$80,680	$(3,204)

Three Quarters Ended
May 28, 2016

Direct offices	$72,107	$51,177	$9,972
Strategic markets	21,670	13,392	2,386
Education practice	22,520	12,156	(2,155)
International licensees	12,702	9,654	6,249
Total	128,999	86,379	16,452
Corporate and eliminations	6,225	3,109	(5,777)
Consolidated	$135,224	$89,488	$10,675

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 28,	May 31,	May 28,
	2017	2016	2017	2016
Enterprise Adjusted EBITDA	$2,184	$3,763	$3,642	$16,452
Corporate expenses	(2,202)	(1,969)	(6,846)	(5,777)
Consolidated Adjusted EBITDA	(18)	1,794	(3,204)	10,675
Stock-based compensation expense	(1,210)	(1,048)	(3,987)	(2,922)
Costs to exit Japan publishing business	(1,792)	-	(1,792)	-
Restructuring costs	(1,335)	-	(1,335)	(376)
Contract termination costs	-	-	(1,500)	-
Reduction (increase) to contingent
earn out liability	-	(88)	1,936	(1,456)
China office start-up costs	-	(60)	(505)	(106)
ERP system implementation costs	(327)	(131)	(920)	(224)
Other expenses	(25)	-	(25)	-
Depreciation	(949)	(1,003)	(2,743)	(2,809)
Amortization	(835)	(722)	(2,278)	(2,541)
Income (loss) from operations	(6,491)	(1,258)	(16,353)	241
Interest income	86	81	310	243
Interest expense	(618)	(564)	(1,861)	(1,659)
Loss before income taxes	(7,023)	(1,741)	(17,904)	(1,175)
Income tax benefit	2,482	689	6,073	465
Net loss	$(4,541)	$(1,052)	$(11,831)	$(710)

NOTE 11 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We own a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solution business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  Due to significant operating losses incurred after the establishment of FCOP, we reconsidered whether FCOP was a variable interest entity as defined under FASC 810, and determined that FCOP was a variable interest entity.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP's economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have an obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP's losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP's losses through May 31, 2017.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and rental payments for the office space that FCOP occupies.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP's sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  At May 31, 2017, we had $1.7 million (net of $0.7 million discount) receivable from FCOP, compared with $3.2 million (net of $0.8 million discount) receivable at August 31, 2016.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

During the quarter ended May 31, 2017, we received $1.4 million of cash from FCOP.  For the three quarters ended May 31, 2017, we have received a total of $2.1 million of cash from FCOP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances.  Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2016.

RESULTS OF OPERATIONS

Overview

The third quarter of our fiscal year includes the months of March, April, and May.  Our third quarter of fiscal 2017 ended on May 31, 2017, and the third quarter of the prior year ended on May 28, 2016.  On January 20, 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar, in which quarterly periods ended on different dates from year-to-year, to the last day of the calendar month in each quarter.  The change was made to improve comparability between fiscal periods, especially for sales and expected renewals of All Access Pass subscriptions.  Beginning with the second quarter of fiscal 2017, our fiscal quarter ending dates will be November 30, February 28 (or February 29 in leap years), and May 31, rather than on February 25, 2017 and May 27, 2017 as previously announced for the end of the second and third quarters of fiscal 2017.  Our fiscal year end will remain unchanged at August 31 of each year.  We do not believe that the change in quarter ending dates had a material impact on the financial results for the quarter and three quarters ended May 31, 2017.

During January 2016, we fully launched the All Access Pass (AAP) offering through our sales personnel that serve the United States, Canada, the United Kingdom, and Australia.  The All Access Pass allows our clients to: purchase unlimited access to our collection of best-in-class content to address their most important performance needs; assemble, integrate, and deliver that content through any of a broad combination of delivery modalities; have the help of our implementation specialists to design customized impact journeys; and do so at a very attractive price per person trained.  Since its introduction in the first quarter of fiscal 2016, AAP amounts invoiced have grown steadily on a year-over-year basis, from $5.8 million in the third quarter of fiscal 2016 to $9.2 million in the third quarter of fiscal 2017, and from $9.3 million in the first three quarters of fiscal 2016 to $22.0 million in the first three quarters of fiscal 2017, a 138 percent increase.  For the three quarters ended May 31, 2017, sales of AAP and AAP-related amounts were 53 percent of the total revenue for the offices selling AAP, compared with only 14 percent in fiscal 2016.  At times we may invoice our clients in advance of the renewal service period, and depending upon the timing of pass expansions and upgrades, renewal invoices may occur in a different quarter than the original invoice.  We believe that the transition to the All Access Pass will provide significant future benefits to us as the average client sales size is expected to increase, the retention rate of our clients improves, the ability to reach additional customers expands, and clients realize greater value to their organizations through access to expanded content and purchase additional services and training materials.  We also continue to invest in the AAP offering, and we are currently translating the core content into 16 languages, which is expected to be completed and launched in fiscal 2018.  We believe that a broad range of clients, from large multi-national organizations to smaller organizations served by our international direct offices or licensee partners, will be able to leverage the benefits of the AAP offering in their organizations.

However, the change to the AAP-driven business model has required a transition both operationally, as our sales force adapts its sales strategy, and from an accounting and reporting point of view.  Operationally, the AAP sales cycle is typically longer than previous transactional type sales for revenues such as facilitator and onsite contracts.  We believe this change reflects the strategic nature of the AAP sale and the need for additional approvals at our clients.  During the first quarter of fiscal 2017, we decided to allow new AAP intellectual property agreements to receive updated content throughout the contracted period.  Accordingly, we now defer substantially all AAP revenue at the inception of the agreement and recognize the revenue over the life of the corresponding contract.  We expect that the transition to the AAP business model will continue to have a significant impact on our fiscal 2017 financial results as a higher percentage of the amount of AAP contracts invoiced during the year will be deferred, and as we work through the operational challenges associated with further establishing the AAP business model.  However, we anticipate that the recognition of AAP deferred sales will benefit future periods and reduce seasonal revenue fluctuations.

We have traditionally recognized the majority of our earnings during our third and fourth quarters of each fiscal year, and the first two quarters of each fiscal year are important quarters for us to make investments that establish the foundation for growth later in the fiscal year and in future periods.  We continued to invest in future growth during the third quarter of fiscal 2017 with the acquisition of Robert Gregory Partners, LLC (Note 2).  Robert Gregory Partners is a corporate coaching firm with expertise in corporate and executive coaching.  We anticipate that the acquisition of RGP will be highly accretive to the business as we expand our services and offerings to include these coaching services.  Other developments in the first three quarters of fiscal 2017 include opening three new direct sales offices in China, new client partners and additional Education practice coaches, and the continued development and expansion of our All Access Pass offering.  Our newly opened offices in China continue to meet our expectations, and we recognized $2.6 million of sales during the third quarter of fiscal 2017 and $7.7 million in the first three quarters of fiscal 2017.  The transition of our China operations from a licensee partner to a direct office has gone well, and we expect continued favorable performance from these offices in the future.  During the first three quarters of fiscal 2017, we also invested significant capital to develop and expand our AAP offering, including amounts to translate AAP offerings into additional languages and to introduce new content.

Our financial results for the quarter ended May 31, 2017 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the quarter ended May 31, 2017:

•
Sales – Our net sales for the quarter ended May 31, 2017 totaled $43.8 million compared with $44.7 million in the third quarter of fiscal 2016.  As mentioned, our new sales offices in China recognized $2.6 million in sales, and Education practice revenues grew $1.1 million, or 14 percent, compared with the prior year.  These increases were offset by 1) increased AAP deferred revenues, which are initially deferred and recognized over the lives of the underlying contracts; 2) a $1.7 million decrease in domestic sales office revenues resulting from the transition to the AAP business model and less onsite delivery revenues; 3) a $1.5 million decrease in Strategic Market segment revenues resulting from fewer new contracts in its various divisions; and 4) a $0.5 million decrease in international licensee royalty revenues as the Company's China licensee was converted to a direct office ($0.6 million of royalty revenues in the third quarter of fiscal 2016).

•
Cost of Sales/Gross Profit – Our cost of goods sold was $16.4 million in the third quarter of fiscal 2017, compared with $15.2 million in the quarter ending May 28, 2016.  Gross profit for the quarter ended May 31, 2017 was $27.3 million compared with $29.6 million in the third quarter of fiscal 2016, and decreased primarily due to sales activity, as described above, and our decision to exit the publishing business in Japan and write off the majority of our book inventory.  Our consolidated gross margin, which is gross profit as a percentage of sales, was 62.5 percent compared with 66.1 percent in the prior year.  Excluding the impact of the $1.8 million charge to exit the Japan publishing business, our gross margin improved slightly to 66.6 percent for the quarter ended May 31, 2017.

•
Operating Expenses – Our operating expenses in the third quarter increased by $3.0 million compared with the same quarter of fiscal 2016, which was primarily due to a $1.6 million increase in selling, general, and administrative (SG&A) expenses, and a $1.3 million restructuring charge (Note 3) to restructure our Direct Office operations to focus resources on AAP sales and support.  Increased SG&A expenses were primarily due to opening new sales offices in China, hiring additional sales and sales-related personnel, and increased non-cash share-based compensation expense.

•
Operating Loss and Net Loss – As the result of factors cited above, we recognized a $6.5 million loss from operations for the quarter ended May 31, 2017, compared with a $1.3 million loss from operations in the third quarter of fiscal 2016.  Net loss for the third quarter of fiscal 2017 was $4.5 million, or $(.33) per share, compared with a net loss of $1.1 million, or $(.07) per share, in the quarter ended May 28, 2016.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management's discussion and analysis.  The following table sets forth consolidated sales data by category and by our operating segments for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	May 31, 2017	May 28, 2016	Percent Change	May 31, 2017	May 28, 2016	Percent Change
Sales by Category:
Training and consulting services	$41,822	$42,275	(1)	$119,982	$127,746	(6)
Products	1,035	1,340	(23)	3,083	4,125	(25)
Leasing	894	1,123	(20)	2,669	3,353	(20)
	$43,751	$44,738	(2)	$125,734	$135,224	(7)

Sales by Segment:
Direct offices	$24,019	$23,894	1	$68,678	$72,107	(5)
Strategic markets	5,419	6,924	(22)	16,181	21,670	(25)
Education practice	8,596	7,517	14	25,187	22,520	12
International licensees	3,822	4,332	(12)	10,191	12,702	(20)
Corporate and other	1,895	2,071	(9)	5,497	6,225	(12)
	$43,751	$44,738	(2)	$125,734	$135,224	(7)

Quarter Ended May 31, 2017 Compared with the Quarter Ended May 28, 2016

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms, including the All Access Pass.  The following sales analysis for the quarter ended May 31, 2017 is based on activity through our operating segments as shown above.

Direct Offices – This channel includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and our public program operations.  Including $2.6 million of sales from our new sales offices in China, our direct office revenues increased by $0.1 million when compared with the prior year.  Sales through our domestic sales force decreased by $1.7 million, which was due to increased AAP sales and the required deferral of these revenues as they are recognized over the lives of the underlying contracts, and decreased onsite presentation revenue.  During the quarter ended May 31, 2017, we invoiced $9.2 million of AAP contracts and $3.9 million of related services and materials, compared with $5.8 million of AAP contracts and $0.2 million of related services, in the third quarter of fiscal 2016.  As previously mentioned, the transition to the AAP sales model has produced some operational changes, including a longer sales cycle and the need for additional approval at some of our clients.  In addition, onsite presentation revenues decreased $1.2 million compared with the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $1.9 million compared with the prior year due to our new China offices and a $0.3 million increase in sales at our Australian office.  Partially offsetting these increases were a $0.4 million decrease in sales at our office in Japan, which was primarily due to decreased publishing sales, and a $0.3 million decrease at our office in the United Kingdom, which was attributable to increased AAP sales and required revenue deferrals, and $0.1 million of unfavorable foreign exchange rates.  Foreign exchange rates had a $0.2 million adverse impact on our reported international direct office sales for the quarter, which primarily impacted revenues reported from our United Kingdom office.  During the quarter ended May 31, 2017, we exited the publishing business in Japan.  This decision was primarily driven by the decision to focus efforts on AAP sales and declining publishing sales.  We wrote off the majority of our book inventory in Japan and recorded a $1.8 million charge to exit this business.

Strategic Markets – This division includes our government services office, our newly acquired Robert Gregory Partners coaching operations, the Sales Performance practice, the Customer Loyalty practice, and the "Global 50" group, which is focused on sales to large, multi-national organizations.  The decrease in Strategic Market segment sales was due to 1) a $0.5 million decrease in Government services sales resulting from fewer new contracts obtained during the quarter; 2) a $0.4 million decline in Sales Performance practice revenues resulting from ongoing contracting issues in this practice; 3) a $0.4 million decrease in Customer Loyalty practice sales resulting from fewer new contracts for these services; and 4) a $0.1 million decrease in Global 50 group sales.  Partially offsetting these decreases was $0.2 million of coaching revenue from the recently completed acquisition of Robert Gregory Partners, LLC.  During the quarter ended May 31, 2017, we restructured the Sales Performance practice to incorporate client partners in the regional sales teams rather than as a stand-alone sales group and made leadership changes in this practice.  We believe these changes will improve sales in the Sales Performance practice over forthcoming periods.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $1.1 million, or 14 percent, increase in Education practice revenues compared with the prior year.  We currently expect to have a more than 90 percent renewal rate of Leader in Me memberships during fiscal 2017.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow when compared with prior periods.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee revenues decreased $0.5 million compared with the prior year.  The decrease was due to the conversion of our China licensee into a direct office ($0.6 million of royalties in the third quarter of the prior year).  Partially offsetting the decrease from the transition of our China licensee to a direct office were increased sales of services to licensees and increased royalties from certain licensee partners.  Foreign exchange rates had an immaterial impact on licensee sales during the quarter ended May 31, 2017.  Due to the transition of our China licensee to a direct office, we anticipate that our licensee royalty revenues will continue to be less in fiscal 2017 than the comparable periods of the prior year.

Corporate and other – Our "corporate and other" sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales declined due to a $0.2 million decrease in leasing revenues.  Under the terms of a previously existing services agreement with HP Enterprise Services (HPE), we were responsible for leasing space in our former warehouse.  We subleased this space during the term of contract with HPE.  However, the services contract with HPE expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue when compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended May 31, 2017, our gross profit was $27.3 million compared with $29.6 million in the prior year.  The decrease in gross profit was primarily attributable to sales activity, as previously described, and our decision to exit the publishing business in Japan.  Our gross margin for the quarter ended May 31, 2017 was 62.5 percent of sales compared with 66.1 percent in the third quarter of the prior year.  Excluding the impact of the $1.8 million charge to exit the Japan publishing business, our gross margin improved slightly to 66.6 percent for the quarter ended May 31, 2017.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	May 31, 2017	May 28, 2016	$ Change	% Change
Selling, general, and administrative expense	$28,476	$27,959	$517	2
China SG&A expenses	1,027	-	1,027	n/a
Increase to NinetyFive 5 contingent earn out liability	-	88	(88)	(100)
Stock-based compensation	1,210	1,048	162	15
Total selling, general, and administrative expense	30,713	29,095	1,618	6
Restructuring costs	1,335	-	1,335	n/a
Depreciation	949	1,003	(54)	(5)
Amortization	835	722	113	16
	$33,832	$30,820	$3,012	10

Selling, General and Administrative – The increase in our SG&A expenses during the quarter ending May 31, 2017, was primarily due to 1) a $1.0 million increase in spending related to new sales and sales-related personnel, associated travel expenses, and increased advertising to promote the AAP; 2) the opening of new sales offices in China during the first quarter of fiscal 2017; 3) a $0.5 million increase in computer costs primarily related to the installation of our new enterprise resource planning (ERP) system; and 4) a $0.2 million increase in non-cash stock-based compensation.  We continue to invest in new sales personnel and we had 211 client partners at May 31, 2017 compared with 194 client partners at May 28, 2016.  These increases were partially offset by $0.7 million of reduced bad debt expense, primarily resulting from the write-off of a large Education practice receivable in fiscal 2016, and cost savings in various other areas of our operations.

Restructuring Costs – During the third quarter of fiscal 2017, we determined to exit the publishing business in Japan and restructured our U.S./Canada direct office operations in order to transition to an AAP centric business model.  We expensed $3.1 million related to these changes during the third quarter of fiscal 2017.  Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan and expensed $1.8 million, which was recorded in cost of sales.  We also restructured the operations of our U.S/Canada direct offices to create new smaller regional market teams which are focused on selling the All Access Pass.  Accordingly, we determined that our three remaining sales offices were unnecessary since most client partners work from home-based offices, we restructured the operations of the Sales Performance and Winning Customer Loyalty Practices, and we eliminated certain functions to reduce costs in future periods.  For more information regarding this restructuring charge, refer to Note 3 of this report.

Depreciation – Depreciation expense decreased slightly due to the timing and depreciation rate of capital asset purchases during late fiscal 2016 and the first three quarters of fiscal 2017.  Based on property and equipment acquisitions during fiscal 2016 and the first three quarters of fiscal 2017, plus expected capital additions during the fourth quarter of fiscal 2017, we currently expect depreciation expense will total approximately $3.9 million in fiscal 2017.

Amortization – Our consolidated amortization expense increased compared with the prior year due to the acquisition of RGP (refer to Note 2) and intellectual property license rights (refer to Note 5) during the third quarter of fiscal 2017.  We currently expect our amortization expense from definite-lived intangible assets will total $3.3 million, excluding the impact of any future acquisitions, in fiscal 2017.

Interest Expense

Our interest expense for the quarter ended May 31, 2017 increased by $0.1 million primarily due to increased term loan borrowings and a slight increase in our effective interest rate.

Income Taxes

Our effective income tax benefit rate for the quarter ended May 31, 2017 was 35.3 percent compared with an effective benefit rate of 39.6 percent in the third quarter of the prior year.  Our effective tax benefit rate was lower than the statutory tax benefit rate primarily due to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of All Access Pass revenues for the fiscal year relative to our other revenues, resulting in permanent items in the income tax provision having a significant impact on the effective tax rate as pretax income approaches break even.  Therefore, we computed the income tax benefit for the quarter ended May 31, 2017 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Three Quarters Ended May 31, 2017 Compared with the Three Quarters Ended May 28, 2016

Sales

Our consolidated sales for the three quarters ended May 31, 2017, were $125.7 million compared with $135.2 million in the first three quarters of fiscal 2016.  The following sales analysis for the three quarters ended May 31, 2017 is based on activity through our operating segments as previously defined.

Direct Offices – For the three quarters ended May 31, 2017, our new China sales offices recognized $7.7 million of sales, which was in line with our expectations for these offices.  However, the increase in sales from the new China offices was offset by decreased domestic direct office revenues and decreased revenues from our office in the United Kingdom.  Our domestic direct office revenues decreased $8.4 million compared with the prior year due to the transition to the AAP business model and decreased onsite revenues.  During the three quarters ended May 31, 2017, we invoiced $22.0 million of AAP contracts plus $9.4 million of related services and products, compared with $9.3 million of AAP contracts plus $0.2 million of related services and products in the corresponding period of fiscal 2016.  The majority of new AAP contract revenue was deferred and will be recognized over the lives of the underlying contracts.  Onsite presentation revenues during the first three quarters of fiscal 2017 decreased $4.9 million compared to the first three quarters of the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $5.4 million compared with the prior year due to the new China sales offices.  Partially offsetting the sales from the China was a $1.7 million decrease in sales at our office in the United Kingdom.  The decrease in sales at the United Kingdom office was primarily due to the timing of a large contract that is expected to be renewed later in fiscal 2017 and the deferral of AAP contract sales.  For the three quarters ended May 31, 2017, foreign exchange rates did not have a material impact on our international direct office sales or results of operations.

Strategic Markets – The decrease in Strategic Market segment sales was primarily due to a $3.8 million decrease in Sales Performance practice revenues and a $1.0 million decrease in Customer Loyalty practice revenues.  Sales Performance practice sales declined due to fewer new contracts obtained during the fiscal year and the timing of the renewal of other expected agreements.  Our Customer Loyalty practice sales decreased primarily due to the completion of certain contracts with certain large, multi-unit retailers and fewer new contracts to replace the lost revenue.

Education Practice – During the first three quarters of fiscal 2017, we have continued to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $2.7 million, or 12 percent, increase in Education practice revenues compared with the corresponding period of the prior year.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – Our international licensee revenues decreased $2.5 million compared with the prior year.  The decrease was primarily due to the conversion of our China licensee into a direct office ($1.8 million of royalty revenues during the first three quarters of fiscal 2016) and by decreased sales at certain of our licensee partners during the three quarters ended May 31, 2017.  Foreign exchange rates did not have a material impact on licensee sales for the first three quarters of fiscal 2017.

Corporate and other – Our corporate and other sales declined primarily due to a $0.7 million decrease in leasing revenues.  Under the terms of a previously existing services agreement with HPE, we were responsible for leasing space in our former warehouse.  We subleased this space during the term of contract with HPE.  However, the services contract with HPE expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue compared with the prior year.

Gross Profit

For the three quarters ended May 31, 2017, our gross profit was $80.7 million compared with $89.5 million in the first three quarters of fiscal 2016.  The decrease in gross profit was primarily attributable to decreased recognized sales during the first three quarters of fiscal 2017, as described above, and $1.8 million of costs to exit the publishing business in Japan during the third quarter.  Our gross margin for the three quarters ended May 31, 2017 was 64.2 percent compared with 66.2 percent in the three quarters ended May 28, 2016.  Excluding the costs to exit the publishing business in Japan, our gross margin was 65.6 percent for the first three quarters of fiscal 2017, and was primarily impacted by the mix of services and contracts sold, decreased licensee royalty revenues (as discussed above), which do not have associated cost of sales, and by discounted pricing for onsite presentations available to AAP clients.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Three Quarters Ended
	May 31, 2017	May 28, 2016	$ Change	% Change
Selling, general, and administrative expense	$82,677	$79,143	$3,534	5
China SG&A expenses	4,449	-	4,449	n/a
Increase (decrease) to NinetyFive 5 contingent earn out liability	(1,936)	1,456	(3,392)	(233)
Stock-based compensation	3,987	2,922	1,065	36
Total selling, general, and administrative expense	89,177	83,521	5,656	7
Restructuring costs	1,335	376	959	255
Contract termination costs	1,500	-	1,500	n/a
Depreciation	2,743	2,809	(66)	(2)
Amortization	2,278	2,541	(263)	(10)
	$97,033	$89,247	$7,786	9

Selling, General and Administrative – The increase in our SG&A expenses during the first three quarters of fiscal 2017 was primarily due to 1) opening three new sales offices in China during the fiscal year, including $0.5 million of non-repeating start-up costs; 2) a $3.5 million increase in spending related to new sales and sales-related personnel, and increased travel and advertising to promote our new offices in China and the AAP; 3) a $1.5 million increase in computer costs primarily resulting from the installation of our new enterprise resource planning system; and 4) a $1.1 million increase in non-cash stock-based compensation.  These increases were partially offset by a $3.4 million decrease from the change in estimated earn out payments to the former owners of NinetyFive 5, reduced bad debt expense, and cost savings in various other areas of our operations.

Restructuring Costs – Refer to the discussion in the comparison of the quarter ended May 31, 2017 to the quarter ended May 28, 2016 for more information regarding our restructuring charges in fiscal 2017.

Contract Termination Costs – We entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us that total $16.3 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the royalty, or $5.4 million, to an international licensee partner that owns the rights in that country.  For a $1.5 million cash payment, we terminated the previously existing profit sharing arrangement and we will owe no further royalty payments to the licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment made during the second quarter.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, some of which are amortized more heavily early in their estimated useful lives.

Interest Expense

Our interest expense for the three quarters ended May 31, 2017 increased by $0.2 million primarily due to increased term loan borrowings and a slight increase in our effective interest rate.

Income Taxes

Our effective income tax benefit rate for the three quarters ended May 31, 2017 was 33.9 percent compared with an effective benefit rate of 39.6 percent in the first three quarters of fiscal 2016.  Our effective tax benefit rate was lower than our overall statutory tax rate due primarily to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of AAP revenues for the fiscal year relative to our other revenues, resulting in permanent items in the income tax provision having a significant impact on the effective tax rate as pretax income approaches break even.  Therefore, we computed the income tax benefit for the three quarters ended May 31, 2017 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Our deferred income tax liability decreased by $6.6 million during the first three quarters of fiscal 2017 primarily due to our pre-tax loss during the period.

Although we paid $1.8 million of cash for income taxes during the three quarters ended May 31, 2017, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP sales.  The reduced taxable income from the deferral of AAP revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at May 31, 2017 was $8.0 million, with $0.6 million borrowed on our line of credit, compared with $10.5 million of cash, and no borrowings on the line of credit, at August 31, 2016.  Of our $8.0 million in cash at May 31, 2017, substantially all was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our net working capital (current assets less current liabilities) was $11.3 million at May 31, 2017 compared with $35.7 million at August 31, 2016.  The decline in working capital from August 31, 2016 is primarily due to the collection of seasonally high accounts receivable and increased deferred revenue as sales of the AAP have increased during fiscal 2017.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), business acquisitions, purchases of our common stock, working capital expansion, and debt payments.

To help finance acquisitions of our common stock during late fiscal 2016, in September 2016, we obtained a $5.0 million term loan from the lender on our existing amended and restated credit agreement (the Restated Credit Agreement).  Consistent with a $15.0 million term loan obtained in fiscal 2016, this term loan has an effective interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $312,500 are due and payable on the first day of each January, April, July, and October until August 2019.  The remaining $1.25 million of principal due at the maturity date may be repaid or converted into another term loan.  The proceeds from the term loan may be used for general corporate purposes and may be repaid sooner than August 2019 at our discretion.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  On May 31, 2017, we entered into the Seventh Modification Agreement and extended the maturity of the Restated Credit Agreement to March 31, 2020.  The Restated Credit Agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the Restated Credit Agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  During the second quarter of fiscal 2017, we entered into the Sixth Modification of our Restated Credit Agreement.  The primary purpose of the Sixth Modification Agreement was to amend the definition of the fixed charge coverage ratio to include 85 percent of the change in our deferred revenues.  This modification was designed to recognize the transition of a substantial portion of our revenues to the AAP subscription revenue recognition model.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at May 31, 2017.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2017.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows provided by operating activities during the first three quarters of fiscal 2017 totaled $11.7 million compared with $21.9 million provided in the corresponding period of the prior year.  The decline was primarily attributable to decreased operating income when compared with the prior year.  Our cash flows during the first three quarters of each fiscal year are also routinely impacted by payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved somewhat during mid-fiscal 2017, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  However, the lengthened collection periods increased our collection risk during the first three quarters of fiscal 2017 and our allowance for doubtful accounts was adjusted accordingly.  We anticipate that the longer collection periods may continue in future periods.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2017 totaled $12.8 million.  The primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, spending on curriculum development, and the acquisition of Robert Gregory Partners, LLC.

Our purchases of property and equipment, which totaled $5.1 million, consisted primarily of computer software and hardware costs related to the replacement of our existing enterprise resource planning software, and leasehold improvements and computer equipment necessary to establish sales offices in China.  We currently anticipate that our purchases of property and equipment will total approximately $7.3 million in fiscal 2017; however, we are currently in the process of replacing our existing enterprise resource planning software, which may result in capital spending that is different than our current expectations.  We are also in the process of significantly upgrading our AAP portal and may incur additional costs above our expectations to complete the new portal.

We spent $4.2 million through May 31, 2017 on the development of various course offerings, including $2.5 million related to the continued development and expansion of our AAP offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $6.5 million during fiscal 2017.

On May 15, 2017, we acquired the assets of Robert Gregory Partners, LLC for $3.5 million in cash plus potential contingent consideration totaling $4.5 million.  Robert Gregory Partners is a corporate coaching firm with expertise in executive coaching, leadership development coaching, implementation coaching, and consulting.  We anticipate that RGP services and methodologies will become a key offering in our training and consulting business.  The payment of contingent consideration is based on the achievement of certain milestones, including reaching specified earnings levels.  These contingent consideration payments will increase our use of financing cash in future periods if they are earned.

Cash Flows From Financing Activities

For the three quarters ended May 31, 2017, our net cash used for financing activities totaled $1.0 million.  Our primary uses of financing cash during fiscal 2017 were $5.0 million used to repay term loans and the financing obligation on our corporate campus, and $2.1 million used to purchase shares of our common stock, including shares withheld for minimum statutory taxes on stock-based compensation awards that vested during fiscal 2017.  During the first three quarters of fiscal 2017, we have purchased 71,392 shares of our common stock on the open market for $1.3 million.  Partially offsetting these uses of financing cash were $5.0 million of proceeds from a term loan obtained in September 2016, $0.6 million of proceeds from our line of credit facility, and $0.5 million of cash received from participants in our employee stock purchase plan.  The term loan obtained in fiscal 2017 has the same interest and repayment provisions as the $15.0 million term loan obtained in fiscal 2016.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,362,739 shares of our common stock for $23.6 million through May 31, 2017.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

During fiscal 2013, we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential contingent payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We paid the first contingent payment of $2.2 million in fiscal 2016.  The contingent liability to the former owners of NinetyFive 5 is required to be recorded at fair value based on current and expected EBITDA performance.  Based on projected financial performance through the remainder of fiscal 2017, the fair value of this contingent liability was reduced to zero during the second quarter of fiscal 2017.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and notes payable, and meet other working capital requirements during the remainder of fiscal 2017 and into fiscal 2018 through current cash balances, future cash flows from operating activities, and from borrowings on our existing Secured Credit Agreement.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2020 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) minimum operating lease payments primarily for domestic regional and foreign office space; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) payments to HP Enterprise Services for outsourcing services related to warehousing and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of RGP and NinetyFive 5 if certain milestones and earnings thresholds are achieved.  However, at May 31, 2017, we do not believe that any future contingent earn out payments will be due to the former owners of NinetyFive 5.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2016.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the "full retrospective" or "modified retrospective" approach.  We are currently in the process of evaluating our various revenue streams to determine the impact of adopting ASU No. 2014-09.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be impacted by the new standard.  As of May 31, 2017, we have not yet determined the method of adoption nor the full impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of May 31, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 31, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  As of May 31, 2017, we have not completed our evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  As of May 31, 2017, we have not completed our evaluation of the provisions of ASU 2017-04 and its impact on our consolidated financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain oral and written statements made by the Company in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the All Access Pass, anticipated renewals of the All Access Pass, the expected transition period for revenue recognition and the change in the business plan associated with the All Access Pass, the extent and timing of costs associated with restructuring sales offices in the United States, the expected growth of our Education practice, the impact of the RGP acquisition and the expected growth of our coaching business, the expected performance of our China operations, the impact of changes in the Sales Performance Practice, the impact of new accounting standards on our financial condition and results of operations, our expectations regarding future changes in licensee royalty revenues, the likelihood of longer collection periods, the amount of and timing associated with capital expenditures for replacing our enterprise resource planning software, the likelihood of any further contingent earn out payments to the former owners of NinetyFive 5, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2016, entitled "Risk Factors."  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2017, we had $0.6 million drawn on our revolving line of credit.  Our other long-term obligations at May 31, 2017 primarily consisted of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, term loans payable, deferred income taxes, and any potential earn out payments resulting from business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility was 2.9 percent at May 31, 2017, and we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and amount outstanding on our line of credit facility at May 31, 2017 would result in approximately $0.1 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2017:
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2017 to March 31, 2017	1,400		$18.25	1,400	$16,394

April 1, 2017 to April 30, 2017	-		-	-	16,394

May 1, 2017 to May 31, 2017				-	16,394

Total Common Shares	1,400	(2)	$18.25	1,400

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,362,739 shares of our common stock for $23.6 million through May 31, 2017.

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

(2)
Amount excludes 13,841 shares of our common stock that were withheld for minimum statutory taxes on stock-based compensation awards issued to employees during the quarter ended May 31, 2017.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $20.98 per share.

Item 6.     EXHIBITS

(A)	Exhibits:

10.1
Seventh Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 31, 2017 (filed as exhibit 10.1 on a Form 8-K filed with the SEC on June 1, 2017 and incorporated by reference thereto).

10.2
Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 31, 2017 (filed as exhibit 10.2 on a Form 8-K filed with the SEC on June 1, 2017 and incorporated by reference thereto).

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

FRANKLIN COVEY CO.

Date:	July 10, 2017	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 10, 2017	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)