Form 10-K
period 2017-08-31
FRANKLIN COVEY CO
filed 2017-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☑

As of February 28, 2017, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $171.7 million, which was based upon the closing price of $17.95 per share as reported by the New York Stock Exchange.

As of October 31, 2017, the Registrant had 13,702,759 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 26, 2018, are incorporated by reference in Part III of this Form 10-K.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties.  Statements about future sales, costs, margins, cost savings, foreign currency exchange rates, earnings, earnings per share, cash flows, plans, objectives, expectations, growth, or profitability are forward-looking statements based on management's estimates, assumptions, and projections.  Words such as "could," "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates," and variations on such words, including similar expressions, are used to identify these forward-looking statements.  These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed with the Securities and Exchange Commission (SEC) and elsewhere.  Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled "Risk Factors."

Forward-looking statements in this report are based on management's current views and assumptions regarding future events and speak only as of the date when made.  Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms "the Company," "Franklin Covey," "us," we," and "our" refer to Franklin Covey Co. and its subsidiaries.

ITEM 1. BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement.  Our mission is to "enable greatness in people and organizations everywhere," and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior.  From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change in seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational Improvement.  We believe that our clients are able to utilize our content and offerings to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co.  Our consolidated net sales for the fiscal year ended August 31, 2017 totaled $185.3 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol "FC."

Our fiscal year ends on August 31 of each year.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331, and our telephone number is (801) 817‑1776.

Recent Business Developments
During fiscal 2016, we introduced the All Access Pass (AAP), which allows our clients unlimited access to our content through an electronic portal.  We believe the All Access Pass is a revolutionary and innovative way to deliver content to clients of various sizes, including large, multinational organizations.  Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs.  During fiscal 2017, we invested significant capital to further develop the AAP offering and increase its usefulness to our clients.  We are currently translating AAP materials into 15 additional languages and completing significant upgrades of the AAP portal.  These enhancements to the AAP are expected to be launched in fiscal 2018.

While we anticipated that the introduction of the AAP would be disruptive to our current business, especially during the transition to this new business model, we believe that the AAP will provide long-term benefits to our clients and to our financial results.  During the first quarter of fiscal 2017, we decided to allow new AAP agreements to receive updated content throughout the contracted period.  As a result of this decision, we are required to defer substantially all AAP revenue at the inception of the agreement and recognize the revenue over the life of the corresponding contract.  This decision had a significant impact on our fiscal 2017 financial statements, especially reported revenue, as we deferred significant AAP contract revenues.  However, we anticipate that the recognition of deferred AAP sales will benefit future periods and reduce seasonal revenue fluctuations.

In addition to the continued development of the All Access Pass, we made a number of changes to our business in fiscal 2017, including the following:

•
New China Offices –On September 1, 2016 we opened three new sales offices in China.  These offices are located in Beijing, Shanghai, and Guangzhou.  Subsequent to August 31, 2017, we opened another sales office in Shenzhen, China.  Our sales operations in China were previously managed by an independent licensee partner.

•
Acquisition of Robert Gregory Partners – In May 2017, we acquired the assets of Robert Gregory Partners, LLC (RGP), a corporate coaching firm with expertise in executive coaching, transition acceleration coaching, leadership development coaching, implementation coaching, and consulting.  We anticipate that RGP services and methodologies will become key offerings in our training and consulting business.

•
Acquisition of Jhana Education – In July 2017, we acquired the stock of Jhana Education (Jhana), a company that specializes in the creation and dissemination of relevant, bite-sized content and learning tools for leaders and managers.  We anticipate that the Jhana content and delivery methodologies acquired will become key features of our AAP offering.

•
License Rights for Intellectual Property – During fiscal 2017, we acquired the license rights for certain intellectual property owned by Higher Moment, LLC.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who is a member of our Board of Directors.  As we seek to expand offerings available on the AAP, we anticipate additional purchases or licenses of intellectual property in future periods.

For further information on the impacts of these activities on our operations, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as found in Item 7 of this report, and our consolidated financial statements and related footnotes located in Item 8.

Services Overview

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we have sales and support associates in various locations around the United States and Canada, and operate wholly owned subsidiaries in Australia, China, Japan, and the United Kingdom.  In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in over 150 other countries and territories around the world.

Our mission is to "enable greatness in people and organizations everywhere," and we believe that we are experts at solving certain pervasive, intractable problems, each of which requires a change in human behavior.  We seek to consistently deliver world-class content with the broadest and deepest distribution capabilities through the most flexible content delivery modalities.  We believe these characteristics distinguish us from our competitors as follows:

1.
World Class Content – Rather than rely on "flavor of the month" training fads, our content is principle-centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to achieve its own great purposes.  Our content is well researched, subjected to numerous field beta tests, and improved through a proven development process.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and other intellectual property licensing arrangements, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We not only operate domestically with sales personnel in the United States and Canada, but we also deliver content through our directly owned international offices and international licensee partners who deliver our content in over 150 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large, multinational corporations to smaller, local entities.

We hold ourselves responsible for and measure ourselves by our clients' achievement of transformational results.

Our content and offerings are designed to help our clients achieve their own great purposes through a variety of resources, including best-selling books and audio, innovative and widely recognized thought leadership, and multiple delivery and teaching methods.  These elements allow us to offer our clients training and consulting solutions that are designed to improve individual and organizational behaviors, deliver content that adapts to an organization's unique needs, and provide meaningful improvements in our clients' business performance.  Further information about our content and services can be found on our website at www.franklincovey.com.  However, the information contained in, or that can be accessed through, our website does not constitute any part of this Annual Report.

Segment Information

Our sales are primarily comprised of training and content sales and related products.  During fiscal 2017, we managed our business in four segments, which are primarily focused on targeted client markets.  These segments were as follows in fiscal 2017:

•
Direct Offices – This segment consists of our sales force that serves the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, and Australia; and our public programs group.

•
Strategic Markets – This segment includes our government services office, the Sales Performance practice, the Customer Loyalty practice, and the "Global 50" group, which is specifically focused on sales to large, multi-national organizations.

•
Education practice – This segment is comprised of our domestic and international Education practice operations, which are centered on sales to educational institutions such as elementary schools, high schools, and colleges and universities.

•	International Licensees – This segment is primarily comprised of our international licensees' royalty revenues.

For financial and other information regarding our operating segments, refer to the notes to our consolidated financial statements (Note 17).  For risks inherent in our foreign operations, refer to the risk factors identified in Item 1A and elsewhere in this Annual Report.

As we continue to transition to an AAP-focused business model, subsequent to August 31, 2017, we merged the Strategic Markets segment into the Direct Offices segment since our primary sales focus will be All Access Pass clients, Education clients, and our international licensee partners.

Industry Information

According to the Training magazine 2017 Training Industry Survey, the total size of the U.S. training industry is estimated to be $93.7 billion, which is a significant increase (32%) compared with the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated principle-centered training offerings, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior-changing tools with the capability to then measure the impact of the delivered content and solutions.

Clients

We have a relatively broad base of clients, which includes thousands of organizational, governmental, educational, and individual clients in both the United States and in other countries that are served through our directly owned operations.  We have thousands of additional organizational clients throughout the world, which are served through our global licensee partner network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty.  We are not dependent on a single client or industry group, and during the periods presented in this report, none of our clients were responsible for more than ten percent of our consolidated revenues.

Over our history, we have provided content, services, and products to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide content and services to a number of U.S. and foreign governmental agencies, as well as numerous educational institutions.  Due to the nature of our business, we do not have a significant backlog of orders.  Nearly all of our deferred revenue is attributable to subscription services for which we recognize revenue over the lives of the corresponding agreements.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  The nature of the competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2017 consolidated sales of $185.3 million, we believe that we are a leading competitor in the performance skills and education market.  Other significant comparative companies in the performance improvement market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., FTI Consulting, Inc., American Management Association, Wilson Learning, Forum Corporation, The Hackett Group, and the Center for Creative Leadership.

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

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including the All Access Pass, live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, intellectual property licensing, web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our offerings can have on our clients' results.  Moreover, we believe that we are a market leader in the U.S. in leadership, execution, productivity, and individual effectiveness content.

Seasonality

Our fourth quarter of each fiscal year typically has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty have professional development days) and to increased sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.

We believe that the recognition of deferred revenue from All Access Pass sales over the lives of the underlying arrangements will reduce some of the seasonality in our financial statements as described above.  However, the underlying sales activity as described above will continue to produce some measure of seasonality in our financial statements in future periods.

Manufacturing and Distribution

We do not manufacture any of our products.  We purchase our training materials and related products from various vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available.  We currently believe that we have good relationships with our suppliers and contractors.  Our materials are primarily warehoused and distributed from an independent warehouse facility located in Des Moines, Iowa.

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 580 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

We claim over 200 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media.  We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein.  We place trademark and copyright notices on our instructional, marketing, and advertising materials.  In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.

Employees

One of our most important assets is our people.  The diverse and global makeup of our workforce allows us to serve a variety of clients on a worldwide basis.  We are committed to attracting, developing, and retaining quality personnel and actively strive to reinforce our employees' commitment to our clients, and to our mission, vision, culture, and values through the creation of a motivational and rewarding work environment.

We currently have approximately 850 associates.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate and grow our business.

Executive Officers

The executive officers of Franklin Covey Co. at August 31, 2017, were as follows:

M. Sean Covey, 53, currently serves as Executive Vice President of Global Solutions and Partnerships and Education Practice Leader, and has been an Executive Officer since September 2008.  Sean was formerly Senior Vice President of Innovations and Product Development from April 2006 to September 2009, where he led the development of nearly all of the Company's current organizational offerings, including: The 7 Habits curriculum; xQ; The 4 Disciplines of Execution; The Leader in Me; and Leadership Greatness.  Prior to 2006, Sean ran the Franklin Covey retail chain of stores, growing it to $152 million in sales.  Before joining Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting.  Sean is also the author of several books, including The 4 Disciplines of Execution, The 6 Most Important Decisions You'll Ever Make, the New York Times Best Seller The 7 Habits of Happy Kids, and the international bestseller The 7 Habits of Highly Effective Teens, which has been translated into 20 languages and has sold over 4 million copies.  Sean graduated with honors from Brigham Young University with a Bachelor's degree in English and later earned his MBA from the Harvard Business School.  Sean is the son of the late Dr. Stephen R. Covey.

Colleen Dom, 55, was appointed to be the Executive Vice-President of Operations in September 2013.  Ms. Dom began her career with the Company in 1985 and served as the first "Client Service Coordinator," providing service and seminar support for some of the Company's very first clients.  Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company's North American operations, including client support, supply chain, and feedback operations.  During her time at Franklin Covey Co., Ms. Dom has been instrumental in creating and implementing systems and processes that have supported the Company's strategic objectives and has more than 30 years of experience in client services, sales support, operations, management, and supply chain.  Due to her valuable understanding of the Company's global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth.  Prior to joining the Company, Ms. Dom worked in retail management and in the financial investment industry.

C. Todd Davis, 60, is an Executive Vice President and Chief People Officer, and has been an Executive Officer since September 2008.  Todd has over 30 years of experience in training, training development, sales and marketing, human resources, coaching, and executive recruiting.  He has been with Franklin Covey for more than the past 20 years.  Previously, Todd was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program and The 4 Disciplines of Execution.  He also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization.  Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for 9 years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country.  Todd is the author of the recently released Get Better: 15 Proven Practices to Build Effective Relationships at Work.

Scott J. Miller, 49, was appointed as Executive Vice-President of Business Development and Marketing in March 2012.  Mr. Miller, who has been with Franklin Covey for nearly 19 years, previously served as Vice-President of Business Development and Marketing.  Mr. Miller's role as an Executive Vice-President caps 12 years on our front line, working with thousands of client facilitators across many markets and countries.  Prior to his appointment as Vice-President of Business Development and Marketing, Mr. Miller served as the general manager of our central regional sales office for six years.  Scott originally joined the Covey Leadership Center in 1996 as a client partner with the Education division.  Mr. Miller started his professional career with the Disney Development Company, the real estate development division of the Walt Disney Company, in 1992.  During his time with the Disney Development Company, Scott identified trends and industry best practices in community development, education, healthcare, architectural design, and technology.  Mr. Miller received a Bachelor of Arts in Organizational Communication from Rollins College in 1996.

Shawn D. Moon, 50, was the Executive Vice-President of Strategic Markets, where he was responsible for the Company's Government Sales, Sales Performance Practice, Customer Loyalty Practice, and Global 50 team.  Mr. Moon has been an Executive Officer since July 2010 and served previously as our Executive Vice-President of Global Sales and Delivery.  Mr. Moon has more than twenty-nine years of experience in sales and marketing, program development, and consulting services.  From November 2002 to June 2005, Shawn was a Principal with Mellon Financial Corporation where he was responsible for business development for their human resources outsourcing services.  Shawn also coordinated activities within the consulting and advisory community for Mellon Human Resources and Investor Solutions.  Prior to November 2002, he served as the Vice President of Business Development for our Training Process Outsourcing Group, managed vertical market sales for nine of our business units, and managed our eastern regional sales office.  Shawn received a Bachelor of Arts from Brigham Young University in English Literature and he is the author of the books, The Ultimate Competitive Advantage: Why Your People Make All the Difference and the 6 Practices You Need to Engage Them; and Talent Unleashed: Three Leadership Conversations for Tapping the Unlimited Potential of People.

In September 2017, Mr. Shawn D. Moon left his full-time role with the Company.  Mr. Moon will continue to be involved with the Company on a part-time consulting basis in connection with the implementation of certain key initiatives, including speaking at key thought leadership events, helping to launch new books, and other activities.

Paul S. Walker, 42, is a 17-year veteran of Franklin Covey Co.  On September 1, 2015, Mr. Walker was appointed Executive Vice-President of Global Sales and Delivery.  Mr. Walker began his career with Franklin Covey in 2000 in the role of business developer, was promoted to a Client Partner, and then to an Area Director.  In 2007, Mr. Walker became General Manager of the Company's central sales region, an 11-state area that also included Ontario, Canada.  Prior to working for Franklin Covey, Mr. Walker was a senior sales partner for Alexander's Digital Printing and a middle-market pilot coordinator with New York Life.  Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 64, has served as Chairman of the Board of Directors since June 1999 and as President and Chief Executive Officer of the Company since January 2000.  Mr. Whitman previously served as a director of the Covey Leadership Center from 1994 to 1997.  Prior to joining us, Mr. Whitman served as President and Co‑Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson.  Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 64, joined FranklinCovey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005.  Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years.  Mr. Young has more than 35 years of accounting and management experience and is a Certified Public Accountant.  Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

Available Information

We regularly file reports with the SEC.  These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5.  The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains electronic versions of the Company's reports, proxy and information statements, and other information that the Company files with the SEC on its website at www.sec.gov.

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

We operate in an intensely competitive industry and our competitors may develop programs, services, or courses that adversely affect our ability to sell our offerings.

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs and services that may compete directly with our offerings, or that may make our offerings uncompetitive or obsolete.  Larger competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  Some of our competitors may have greater financial and other resources than we do.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our offerings and products to new clients.  Any one of these circumstances could have an adverse effect on our ability to obtain new business and successfully deliver our services.

The introduction of the All Access Pass has been disruptive to our business and may continue to create both operational and financial challenges during the transition to an All Access Pass focused business model.

In fiscal 2016, we introduced the All Access Pass, which is an internet-based platform that allows our clients to purchase unlimited access to our intellectual property for a specified period.  Clients may utilize entire training offerings or use individual portions of numerous programs to customize a training or personnel program that fits their needs.  We expected that the change to an AAP focused business model would be disruptive in the short term as we transition to the new business model, but we believe the benefits of the AAP to our clients and to our business will prove beneficial in future periods.

The change to an AAP-focused business model has required a transition both operationally, as our sales force adapts its structure and strategy to sell the AAP, and from an accounting and reporting point of view.  Operationally, the AAP sales cycle is typically longer than previous transactional type sales, such as facilitator and onsite programs.  We believe this change reflects the strategic nature of the AAP sale and the need for additional approvals at our clients.  In addition, we have reorganized our domestic sales force to focus on and support AAP sales and renewals.  During the first quarter of fiscal 2017, we decided to allow new AAP intellectual property agreements to receive updated content throughout the contract period.  Accordingly, we are required to defer substantially all AAP revenues at the inception of the contracts and recognize the revenue over the life of the corresponding arrangement.

If we are unable to effectively adapt our sales force and sales strategy to sell the AAP, or if technological development of the AAP portal is delayed or not accepted by the market, the transition period to the AAP-focused business model may be lengthened and our financial results may be adversely affected.

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

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients' businesses and their levels of business activity.

Global economic and political conditions affect our clients' businesses and the markets in which they operate.  Our financial results are somewhat dependent on the amount that current and prospective clients budget for training.  A serious and/or prolonged economic downturn combined with a negative or uncertain political climate could adversely affect our clients' financial condition and the amount budgeted for training by our clients.  These conditions may reduce the demand for our services or depress the pricing of those services and have an adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

Our business success also depends in part upon continued growth in the use of training and consulting services and the renewal of existing contracts by our clients.  In challenging economic environments, our clients may reduce or defer their spending on new services and consulting solutions in order to focus on other priorities.  At the same time, many companies have already invested substantial resources in their current means of conducting their business and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel and/or processes.  If growth in the general use of training and consulting services in business or our clients' spending on these items declines, or if we cannot convince our clients or potential clients to embrace new services and solutions, our results of operations could be adversely affected.

In addition, our business tends to lag behind economic cycles and, consequently, the benefits of an economic recovery following a period of economic downturn may take longer for us to realize than other segments of the economy.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success is partially dependent on our ability to protect our proprietary offerings and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, as well as copyright and trademark laws.  The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

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

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve.  For example, the European Union and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from European Union member states to the U.S.  This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism.  The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic.  Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data.  Compliance may require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms.  Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

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

Our success and ability to grow are partially dependent on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business.  Competition for skilled personnel is intense at all levels of experience and seniority.  There is a risk that we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market.  If we are unable to hire and retain talented sales and delivery employees with the skills, and in the locations, we require, we might not be able to grow our business at projected levels or may not be able to effectively deliver our content and services.  If we need to hire additional personnel to maintain a specified number of sales personnel or are required to re-assign personnel from other geographic areas, it could increase our costs and adversely affect our profit margins.  In addition, the inability of newly hired sales personnel to achieve projected sales levels may inhibit our ability to attain anticipated growth.

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

In fiscal 2008, we sold our planning products operation to FC Organizational Products, LLC (FCOP), an entity in which we own a 19.5 percent interest.  According to the agreements associated with the sale, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FCOP's request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables.

We also receive reimbursement from FCOP for certain operating costs, such as rent, and, although not required by governing documents or our ownership interest, we have previously provided working capital and other advances to FCOP.  At August 31, 2017, we had $1.7 million receivable from FCOP, net of related discount, which is recorded as an asset on our consolidated balance sheets.  Although we believe that we will obtain payment from FCOP for these receivables, the valuation of amounts receivable from FCOP is dependent upon the estimated future earnings and cash flows of FCOP.  If FCOP's estimated future earnings and cash flows decline, or if FCOP fails to pay amounts receivable and we fail to obtain payment on the previously impaired promissory note, our future cash flows and results of operations may be adversely affected.

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

For instance, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters chose to exit the European Union, commonly referred to as "Brexit."  The outcome of this referendum produced significant currency exchange rate fluctuations and volatility in global stock markets and it is expected that the British government will commence negotiations to determine the terms of Brexit.  Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us are unclear.  Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.  These and other potential implications of Brexit could adversely affect our business and financial results.

We may experience foreign currency gains and losses.

Our sales outside of the United States totaled $48.0 million, or approximately 26 percent of consolidated sales, for the fiscal year ended August 31, 2017.  As our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

Our common stock is publicly traded on the NYSE, and at any given time various securities analysts follow our financial results and issue reports on us.  These periodic reports include information about our historical financial results as well as the analysts' estimates of our future performance.  The analysts' estimates are based on their own opinions and are often different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  If our stock price is volatile, we may become involved in securities litigation following a decline in price.  Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, holds 2.8 million shares, or approximately 21 percent, of our outstanding common shares.  On January 26, 2015, the SEC declared effective a registration statement on Form S-3 to register shares held by Knowledge Capital.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  The sale or prospect of the sale of a substantial number of the shares held by Knowledge Capital may have an adverse effect on the market price of our common stock.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates.

The profit margin on our services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants.  Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer.  The rates that we are able to recover for our services are affected by a number of factors that we may be unable to control, including:

•	Our clients' perceptions of our ability to add value through our programs and content
•	Competition
•	General economic conditions
•	Introduction of new programs or services by us or our competitors
•	Our ability to accurately estimate, attain, and sustain engagement sales, margins, and cash flows over longer contract periods

Our utilization rates are also affected by a number of factors, including:

•	Seasonal trends, primarily as a result of scheduled training
•	Our ability to forecast demand for our products and services and thereby maintain an appropriate headcount in our employee base
•	Our ability to manage attrition

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

Our business depends on our ability to successfully obtain timely payment from our clients of the amounts they owe us for services performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  However, as our sales to governmental entities, including school districts, continue to grow, our collection cycle may take longer due to procurement and payment procedures at these clients.  We maintain allowances against our receivables that we believe are adequate to reserve for potentially uncollectible amounts.  Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our allowances.  In addition, there is no guarantee that we will accurately assess the creditworthiness of our clients.  Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or not pay their obligations to us.  Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our invoiced revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows may be adversely affected.

The Company's use of accounting estimates involves judgment and could impact our financial results.

Our most critical accounting estimates are described in Management's Discussion and Analysis found in Item 7 of this report under the section entitled "Use of Estimates and Critical Accounting Policies."  In addition, as discussed in various footnotes to our financial statements as found in Item 8, we make certain estimates for loss contingencies, including decisions related to legal proceedings and reserves.  Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates.

Failure to comply with the terms and conditions of our credit facility may have an adverse effect upon our business and operations.

Our secured credit facility requires us to be in compliance with customary non-financial terms and conditions as well as specified financial ratios.  Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts outstanding on the line of credit.  Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

We may need additional capital in the future, and this capital may not be available to us on favorable terms or at all.

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•	Develop new services, programs, or offerings
•	Take advantage of opportunities, including business acquisitions
•	Respond to competitive pressures

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  Our existing credit arrangement expires on March 31, 2020 and we expect to regularly renew our lending agreement to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

Any additional capital raised through the sale of equity could dilute current shareholders' ownership percentage in us.  Furthermore, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us, or at all.

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

At August 31, 2017 we had $57.3 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $24.2 million of goodwill.  Our intangible assets are evaluated for impairment based on qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting units to the carrying value of our net assets if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets decline in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

International hostilities, terrorist activities, and natural disasters may prevent us from effectively serving our clients and thus adversely affect our operating results.

Acts of terrorist violence, armed regional and international hostilities, and international responses to these hostilities, natural disasters, global health risks or pandemics, or the threat of or perceived potential for these events, could have a negative impact on our directly owned or licensee operations.  These events could adversely affect our clients' levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.  These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients.  By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us or our licensee partners to deliver services to clients.  Extended disruptions of electricity, other public utilities, or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.  While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities, and systems against all such occurrences.  In addition, our information systems' disaster recovery plan may be insufficient to maintain our business at acceptable levels.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts, and wars.  If these disruptions prevent us from effectively serving our clients or maintaining our other operations, our operating results could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2017, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world, and we consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (2 locations)

International Facilities
International Administrative/Sales Offices:
England (1 location)
Japan (1 location)
China (3 locations)
China (1 retail store)

In the third quarter of fiscal 2017, we restructured the operations of our domestic sales regions to focus on sales and support of the All Access Pass.  As part of this restructuring, we closed our three remaining sales offices in Atlanta, Georgia; Chicago, Illinois; and Irvine, California.  Our two remaining sales offices in the United States are used by Robert Gregory Partners and Jhana Education, two businesses that we acquired during fiscal 2017.  During fiscal 2016, we restructured the operations of our Australian direct office.  As part of the restructuring we closed our sales offices located in Brisbane, Sydney, and Melbourne.  Sales personnel in Australia work from their home offices, similar to many of our sales personnel located in the U.S. and Canada.  There were no other significant changes to the properties used for our operations for the periods presented in this report.

Subsequent to August 31, 2017, we opened a new office and retail store in Shenzhen, China.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to multiple unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2017, we believe that, after consultation with legal counsel, any potential liability to the Company under these actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "FC."  The following table sets forth the high and low sale prices per share of our common stock for the fiscal years ended August 31, 2017 and 2016.

	High	Low
Fiscal Year Ended August 31, 2017:
Fourth Quarter	$21.10	$17.35
Third Quarter	22.30	15.20
Second Quarter	21.45	16.95
First Quarter	22.45	15.44

Fiscal Year Ended August 31, 2016:
Fourth Quarter	$17.53	$13.45
Third Quarter	18.14	13.83
Second Quarter	18.28	14.36
First Quarter	17.81	13.77

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2017 or 2016.  We currently anticipate that we will retain all available funds to repay our obligations, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

Although we have historically not paid a dividend on our common stock, since September 1, 2014, we have returned $63.4 million of cash to our shareholders through the purchase of our shares by means of a $35.0 million tender offer, open market purchases, and from shares withheld for minimum statutory taxes on stock-based compensation awards.

As of October 31, 2017, we had 13,702,759 shares of common stock outstanding, which were held by 557 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock by monthly fiscal periods during the quarter ended August 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
June 1, 2017 to June 30, 2017	-	$-	-	$16,394

July 1, 2017 to July 31, 2017	24,000	18.46	24,000	15,951

August 1, 2017 to August 31, 2017	153,089	18.14	153,089	13,174

Total Common Shares(2)	177,089	$18.18	177,089

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through August 31, 2017.

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

(2)
Amounts shown above exclude 6,365 shares of our common stock that were withheld for minimum statutory taxes on stock-based compensation awards issued to employees during the quarter ended August 31, 2017.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $19.14 per share.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2012 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to our future stock performance.

The performance graph above is being furnished solely to accompany this report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Exchange Act, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related footnotes as found in Item 8 of this report on Form 10-K.

August 31,	2017(1)	2016	2015(2)	2014(2)	2013(2)
In thousands, except per-share data

Income Statement Data:
Net sales	$185,256	$200,055	$209,941	$205,165	$190,924
Gross profit	122,667	133,154	138,089	138,266	128,989
Income (loss) from operations	(8,880)	13,849	19,529	24,765	21,614
Income (loss) before income taxes	(10,909)	11,911	17,412	21,759	19,398
Income tax benefit (provision)	3,737	(4,895)	(6,296)	(3,692)	(5,079)
Net income (loss)	(7,172)	7,016	11,116	18,067	14,319

Earnings (loss) per share:
Basic	$(.52)	$.47	$.66	$1.08	$.83
Diluted	(.52)	.47	.66	1.07	.80

Balance Sheet Data:
Total current assets	$91,835	$89,741	$95,425	$93,016	$81,108
Other long-term assets	16,925	13,713	14,807	14,785	9,875
Total assets	210,731	190,871	200,645	205,186	189,405

Long-term obligations	53,158	48,511	36,978	36,885	41,100
Total liabilities	125,666	97,156	75,139	78,472	82,899

Shareholders' equity	85,065	93,715	125,506	126,714	106,506

Cash flows from operating activities	$17,357	$32,665	$26,190	$18,124	$15,528
_______________________

(1)
During fiscal 2017 we decided to allow new All Access Pass intellectual property agreements to receive updated content throughout the contracted period.  Accordingly, we defer substantially all AAP revenues at the inception of the agreements and recognize the revenue over the lives of the arrangements.  The transition to the AAP model resulted in significantly reduced revenues and operating income during fiscal 2017.

(2)
We elected to amend previously filed U.S. federal income tax returns to claim foreign tax credits instead of foreign tax deductions and recognized significant income tax benefits which reduced our effective income tax rate during these years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following management's discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as we, us, our, the Company, and FranklinCovey) and subsidiaries.  This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K (Form 10-K) and the Risk Factors discussed in Item 1A of this Form 10-K.  Forward-looking statements in this discussion are qualified by the cautionary statement under the heading "Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995" contained later in Item 7 of this Form 10-K.

EXECUTIVE SUMMARY

General Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to "enable greatness in people and organizations everywhere," and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We believe that our content and services create the connection between capabilities and results. Our expertise and offerings extend to seven crucial areas:  Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational Improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

2.
Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients' achievement of transformational results.  Our commitment to achieving lasting impact extends to all of our clients—from CEOs to elementary school students, and from senior management to front-line workers in corporations, governmental, and educational environments.

3.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and other intellectual property licenses, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

4.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly owned subsidiaries in Australia, China, Japan, and the United Kingdom; and we contract with independent licensee partners who deliver our content and provide services in over 150 other countries and territories around the world.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Education.  We believe that our content helps individuals, teams, and entire organizations transform their results through achieving systematic, sustainable, and measurable changes in human behavior.  Our offerings are described in further detail at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report, and the descriptions found therein should not be viewed as a warranty or guarantee of results.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2017, fiscal 2016, and fiscal 2015 refer to the twelve-month periods ended August 31, 2017, 2016, 2015, and so forth.

Fiscal 2017 Business Development

Development of the All Access Pass

During mid-2016, we introduced the All Access Pass (AAP), which allows our clients unlimited access to our intellectual property through an electronic portal.  We believe the All Access Pass is a revolutionary and innovative way to deliver content to clients of various sizes, from large, multinational entities to smaller organizations that are seeking to improve their culture and results.  The All Access Pass allows our clients to: purchase unlimited access to our collection of best-in-class content to address their most important performance needs; assemble, integrate, and deliver that content through any of a broad combination of delivery modalities; have the help of our implementation specialists to design customized impact journeys; and do so at a very attractive price per person trained.  Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs.  During fiscal 2017, we invested significant capital to further develop the AAP offering and increase its functionality and usefulness to our clients.  We are currently translating AAP materials into 15 languages and completing significant upgrades of the AAP portal.  These enhancements to the All Access Pass are expected to be launched in mid-fiscal 2018.

While we anticipated that the introduction of the AAP would be disruptive to our current business, especially during the transition to this new business model, we believe that the AAP will provide long-term benefits to our clients and to our financial results.  During the first quarter of fiscal 2017, we decided to allow new AAP agreements to receive updated content throughout the contracted period.  As a result of this decision, we are required to defer substantially all All Access Pass revenues at the inception of the arrangements and recognize the revenue over the lives of the corresponding contracts.  This decision had a significant impact on our fiscal 2017 financial statements, especially reported revenue, as we deferred significant AAP contract revenues.  However, we anticipate that the recognition of deferred AAP sales will benefit future periods and reduce seasonal revenue fluctuations.

Business Acquisitions

In May 2017, we acquired the assets of Robert Gregory Partners, LLC (RGP), a corporate coaching firm with expertise in executive coaching, transition acceleration coaching, leadership development coaching, implementation coaching, and consulting.  We recognized $1.2 million of sales from RGP in fiscal 2017, and we anticipate that RGP services and methodologies will become key offerings in our training and consulting business in future periods.

In July 2017, we acquired the stock of Jhana Education (Jhana), a company that specializes in the creation and dissemination of relevant, bite-sized content and learning tools for leaders and managers.  While our fiscal 2017 sales were not significantly impacted by the Jhana acquisition, we anticipate that the acquired Jhana content and delivery methodologies will become key features of our AAP offering.

New China Direct Offices

On September 1, 2016 we opened three new sales offices in China.  These offices are located in Beijing, Shanghai, and Guangzhou.  During fiscal 2017, we recognized $11.0 million in sales from these new offices and we expect to see growth in fiscal 2018 and beyond as we develop our business in the China marketplace.  Subsequent to August 31, 2017, we opened another sales office in Shenzhen, China.  Prior to fiscal 2017, our sales operations in China were managed by an independent licensee partner.

Acquisition of Intellectual Property License Rights

During fiscal 2017, we acquired the license rights for certain intellectual property owned by Higher Moment, LLC.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who is a member of our Board of Directors.  As we seek to expand the content and offerings available on the All Access Pass, we anticipate additional purchases of intellectual property licenses in future periods.

The following is a description of the impact that these developments had on our financial results for the fiscal year ended August 31, 2017.

Financial Overview

As previously mentioned, the decision to allow new AAP contracts to receive updated content over the lives of the arrangements had a significant impact on our fiscal 2017 financial results as we were required to defer substantially all AAP revenues at the inception of the contracts and recognize the revenue over the lives of the arrangements.  This change resulted in less recognized sales during fiscal 2017 compared with fiscal 2016 and increased deferred revenue on our balance sheet.  Since its introduction in the first quarter of fiscal 2016, AAP and AAP add-on amounts invoiced have grown steadily on a year-over-year basis, from $23.2 million in fiscal 2016 to $63.1 million in fiscal 2017, including unbilled deferred revenue from multi-year contracts as described below.  At times we may invoice our clients in advance of the renewal service period, and depending upon the timing of AAP expansions and upgrades, renewal invoices may occur in a different quarter than the original invoice.  We believe that the transition to the All Access Pass will provide significant future benefits to us as the average client sales size is expected to increase, the retention rate of our clients improves, the ability to reach additional customers expands, and clients realize greater value to their organizations through access to expanded content and purchase additional services and training materials.

However, the change to the AAP-focused business model has required a significant transition both operationally, as our sales force adapts its sales strategy, and from an accounting and reporting point of view.  Operationally, the AAP sales cycle is typically longer than previous transactional type sales for revenues such as facilitator and onsite contracts.  We believe this change reflects the strategic nature of the AAP sale and the need for additional approvals at our clients.  During fiscal 2017, we also restructured our sales force in the United States and Canada into teams that are designed to focus on the sale and support of AAP arrangements.

We believe that fiscal 2018 will provide an inflection point in our financial operations when compared with fiscal 2017 results.  As we recognize previously deferred AAP sales, continue to realize a similar dollar value of AAP renewals, and attract new clients, we believe that our financial results will improve over fiscal 2017 results.  During the fourth quarter of fiscal 2017, we also introduced the opportunity for clients to purchase multi-year AAP contracts.  At August 31, 2017 we had $16.5 million of unbilled deferred revenue, which represents business that is contracted but unbilled and excluded from our balance sheet.  We believe that multi-year contractual arrangements will provide value to our clients and a more predictable revenue stream for the Company.

Including the factors noted above, our net sales in fiscal 2017 were $185.3 million compared with $200.1 million in fiscal 2016, and $209.9 million in fiscal 2015.  Deferred revenues on our balance sheet increased $20.7 million from August 31, 2016, to a total of $41.5 million at August 31, 2017.  Our fiscal 2017 fourth-quarter sales remained strong and totaled $59.5 million, which excludes a significant deferral of invoiced AAP contracts and multi-year contracts as described above.  The following table sets forth consolidated sales data by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2017	Percent change	2016	Percent change	2015
Sales by Category:
Training and consulting services	$177,816	(6)	$189,661	(5)	$198,695
Products	3,881	(35)	6,009	(13)	6,885
Leasing	3,559	(19)	4,385	1	4,361
	$185,256	(7)	$200,055	(5)	$209,941

Sales by Segment:
Direct offices	$96,662	(7)	$103,605	(8)	$113,087
Strategic markets	22,974	(23)	29,819	(19)	37,039
Education practice	44,122	8	40,844	21	33,681
International licensees	13,571	(21)	17,113	3	16,547
Corporate and other	7,927	(9)	8,674	(10)	9,587
	$185,256	(7)	$200,055	(5)	$209,941

Our gross profit in fiscal 2017 totaled $122.7 million, compared with $135.2 million in the prior year.  The decrease in gross profit was primarily due to sales activity as described above, and our decision to exit the publishing business in Japan during the third quarter of fiscal 2017.  Our gross margin, which is gross profit as a percent of sales, was 66.2 percent compared with 67.6 percent in fiscal 2016.  Excluding the impact of the charge to exit the Japan publishing business, which totaled $2.1 million, our gross margin was 67.4 percent for the fiscal year ended August 31, 2017.

Our operating expenses increased $10.2 million compared with fiscal 2016, primarily due to a $7.6 million increase in selling, general, and administrative (SG&A) expenses; $1.5 million of contract termination costs; $0.7 million of increased restructuring costs; and $0.5 million of increased depreciation and amortization expense.  The increase in SG&A expenses was primarily related to opening three new sales offices in China; the addition of new sales and sales support personnel and increased travel to promote the AAP and new China offices; increased computer software costs primarily related the installation of a new enterprise resource planning (ERP) system; and increased non-cash stock-based compensation expense.  These increases were partially offset by a $1.9 million decrease in contingent consideration costs resulting from a prior period business acquisition.

As a result of the factors noted above, our loss from operations in fiscal 2017 was $(8.9) million, compared with income of $13.8 million in the prior year.  Pre-tax loss for fiscal 2017 was $(10.9) million compared with pre-tax income of $11.9 million in fiscal 2016.  Our effective income tax benefit rate was approximately 34 percent in fiscal 2017 compared with an income tax rate of approximately 41 percent in fiscal 2016.  Our income tax benefit was $3.7 million in fiscal 2017 compared with an income tax provision of $4.9 million in fiscal 2016.  Net loss for fiscal 2017 was $(7.2) million in fiscal 2017, or $(.52) per share, compared with $7.0 million of net income, or $.47 per diluted share, in fiscal 2016.

Further details regarding these items can be found in the comparative analysis of fiscal 2017 with fiscal 2016 as discussed within this management's discussion and analysis.

During fiscal 2017, we invested our available cash and proceeds from our secured credit facility to make substantial and significant investments in our business that we believe will drive results and provide benefits in future periods.  We invested $7.3 million of cash to acquire RGP and Jhana during the last half of fiscal 2017; we used $7.2 million of cash to purchase property and equipment, which was primarily comprised of software for our new ERP system and a significant upgrade to our AAP portal; and we invested $6.5 million in new curriculum development, including the translation of AAP content into 15 languages.  We currently anticipate that the new ERP system and upgraded AAP portal will be completed and placed into service in fiscal 2018.

Our liquidity position remained healthy during fiscal 2017 and we had $8.9 million of cash and cash equivalents at August 31, 2017, with $25.6 million of remaining credit available on our revolving credit facility, compared with $10.5 million of cash at August 31, 2016.  During fiscal 2017 we also converted $10.0 million of borrowings on our revolving credit facility into term loans.  At August 31, 2017, we had $19.1 million payable on term loans to the lender on our secured credit facility.

Our primary source of cash is our ongoing business operations.  Historically, we have funded our operations, business acquisitions, capital purchases, curriculum development, and share repurchases from our operating activities and from our long-term revolving line of credit facility.  Our positive cash flows over the past three years have enabled us to repurchase $63.4 million of our common stock since September 1, 2014, including a $35.0 million tender offer that was completed in January 2016.  We anticipate that cash flows from our operating activities, proceeds from our line of credit facility, and term-loan borrowing will be sufficient to support our operations for the foreseeable future.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management's discussion and analysis.

Key Growth Objectives

We believe that our best-in-class content, combined with flexible delivery modalities and worldwide sales and distribution capabilities are the foundation for future growth at Franklin Covey.  Building on this foundation, we have identified the following key drivers of growth in fiscal 2018 and beyond:

•
New All Access Pass Sales and the Renewal of Existing Client Contracts – We are focused on sales of AAP contracts and have restructured our domestic sales force and sales support functions to more effectively sell and support the AAP.  We believe we are well positioned to expand sales of the All Access Pass in the United States and Canada and reach new clients.  The fiscal 2017 acquisition of Jhana Education is expected to attract new clients through its delivery of content in bite-sized modules.  We are currently in the process of translating AAP content into 15 new languages and expect to release the content and a new improved AAP portal in fiscal 2018.  These additional languages will allow us to launch the AAP at our offices in Japan and China, as well as with many of our licensee partners.

•
Education Segment Sales – Our Education segment has consistently grown over the past several years.  We intend to continue to invest in new content and additional sales personnel to reach out to new schools and retain existing schools.  We believe there are significant growth opportunities, both domestically and internationally, for our Education segment and its well-known The Leader in Me offering.

•
Growth of our Direct Office and International Licensee Channels – We are actively focused on growing the size and productivity of our direct office channel through expansion of our sales force to reach potential clients.  We believe that the structural changes made in fiscal 2017 will help us improve sales and lower costs in future periods.  In addition, we believe the acquisition of Robert Gregory Partners, LLC in fiscal 2017 will open new opportunities as we seek to expand our coaching business.  We are also actively seeking to expand the size and productivity of our international licensee partners through the development of additional content, such as the translated AAP offerings, and additional licensee support activities.

Another of our underlying strategic objectives is to consistently deliver quality results to our clients.  This concept is focused on ensuring that our content and offerings are best-in-class, and that they have a measurable, lasting impact on our clients' results.  We believe that measurable improvement in our clients' organizations is key to retaining current clients and to obtaining new sales opportunities.

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

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income or loss before income taxes in our consolidated statements of operations.  This table should be read in conjunction with the accompanying discussion and analysis, the consolidated financial statements, and the related notes to the consolidated financial statements.

YEAR ENDED AUGUST 31,	2017	2016	2015
Sales:
Training and consulting services	96.0%	94.8%	94.6%
Products	2.1	3.0	3.3
Leasing	1.9	2.2	2.1
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	30.5	29.6	31.6
Products	2.2	1.6	1.6
Leasing	1.1	1.2	1.0
Total cost of sales	33.8	32.4	34.2
Gross profit	66.2	67.6	65.8

Selling, general, and administrative	65.4	56.8	51.8
Contract termination costs	0.8	-	-
Restructuring costs	0.8	0.4	0.3
Impaired assets	-	-	0.6
Depreciation	2.1	1.9	2.0
Amortization	1.9	1.6	1.8
Total operating expenses	71.0	60.7	56.5
Income (loss) from operations	(4.8)	6.9	9.3
Interest income	0.2	0.2	0.2
Interest expense	(1.3)	(1.1)	(1.0)
Discount on related party receivable	-	-	(0.2)
Income (loss) before income taxes	(5.9)%	6.0%	8.3%

FISCAL 2017 COMPARED WITH FISCAL 2016

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through the All Access Pass, our sales and delivery personnel, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the fiscal year ended August 31, 2017 is based on activity through our operating segments as shown in the preceding comparative sales table.

Direct Offices – This channel includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and our public program operations.  During fiscal 2017, our China sales offices recognized $11.0 million of sales, which was in line with our expectations for these new offices.  However, the increase in sales from the new China offices was offset by decreased domestic direct office revenues and decreased revenues from our office in the United Kingdom.  Our domestic direct office revenues decreased $14.2 million compared with the prior year primarily due to the transition to the AAP business model and decreased onsite revenues.  The majority of new AAP contract revenue was deferred and will be recognized over the lives of the underlying contracts.  Onsite presentation revenues during fiscal 2017 decreased $5.6 million compared to the prior year due to fewer days booked and discounted pricing available to AAP clients.

International direct office sales increased $7.6 million compared with the prior year due to the new China sales offices.  Partially offsetting the sales from the China was a $2.0 million decrease in sales at our office in the United Kingdom, a $0.8 million decrease in Japan, and a $0.7 million decrease in Australia.  The decrease in sales at the United Kingdom office was primarily due to the growth and deferral of AAP contract sales, a large contract that did not renew during fiscal 2017, and $0.6 million of adverse currency exchange impact during the year.  Our sales in Japan decreased due to reduced book publishing sales, which was primarily attributable to our decision to exit the publishing business in Japan during fiscal 2017.  Partially offsetting decreased publishing sales in Japan was a $1.0 million increase in training sales.  The decrease in sales in Australia was primarily due to the growth and deferral of AAP revenues during the year.  During fiscal 2017, combined foreign exchange rates had a $0.4 million adverse impact on international direct office sales, which was primarily attributable to the U.S. dollar strengthening against the British Pound.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the "Global 50" group, which is specifically focused on sales to large, multi-national organizations.  The decrease in Strategic Market segment sales was primarily due to a $5.3 million decrease in Sales Performance practice revenues; a $1.4 million decrease in Customer Loyalty practice revenues; and a $0.3 million decrease in Global 50 sales.  Sales Performance practice sales declined due to fewer new contracts obtained during the fiscal year.  Our Customer Loyalty practice sales decreased primarily due to the completion of certain contracts with certain large, multi-unit retailers and fewer new contracts to replace the lost revenue.  Partially offsetting these decreases was $1.2 million of coaching revenue from the recently completed acquisition of Robert Gregory Partners, LLC and a $0.2 million increase in government services sales.  During the third quarter of fiscal 2017, we restructured the Sales Performance practice to incorporate client partners in the regional sales teams rather than as a stand-alone sales group and made leadership changes in this practice.  These changes are designed to improve sales in the Sales Performance practice during forthcoming periods.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  During fiscal 2017, we continued to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $3.3 million, or 8 percent, increase in Education practice revenues compared with the prior year.  At August 31, 2017 over 3,500 schools around the world were using The Leader in Me curriculum.  We continue to make substantial investments in new sales personnel and content for our Education practice and expect that our sales will continue to grow compared with prior periods.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our offerings to local preferences and customs, if necessary.  Our international licensee revenues decreased $3.5 million compared with the prior year.  The decrease was primarily due to the conversion of our China licensee into a direct office ($2.5 million of royalty revenues during fiscal 2016) and by decreased sales at certain of our licensee partners during the fiscal year.  Foreign exchange rates did not have a material impact on licensee sales in fiscal 2017.

Corporate and other – Our "corporate and other" sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales declined primarily due to a $0.8 million decrease in leasing revenues.  Under the terms of a previously existing outsourcing services agreement, we were responsible for leasing space in our former warehouse.  However, the services contract expired in June 2016, and we are no longer responsible for leasing the former warehouse space.  The corresponding sublease agreement also expired, resulting in reduced lease revenue compared with the prior year.

Cost of Sales and Gross Profit

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

Our cost of sales totaled $62.6 million in fiscal 2017 compared with $64.9 million in fiscal 2016.  Our gross profit for fiscal 2017 was $122.7 million compared with $135.2 million in fiscal 2016.  The decrease in gross profit during fiscal 2017 was primarily due to sales activity, as described above, and our decision to exit the publishing business in Japan and write off the majority of our book inventory.  Our gross margin for fiscal 2017 was 66.2 percent of sales compared with 67.6 percent in fiscal 2016.  Excluding the impact of the $2.1 million charge to exit the Japan publishing business, our gross margin was 67.4 percent for the fiscal year ended August 31, 2017.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2017	2016	$ Change	% Change
SG&A expenses	$114,207	$108,930	$5,277	5
China SG&A expenses	5,219	-	5,219	n/a
Increase (decrease) to contingent payment liabilities	(1,936)	1,538	(3,474)	(226)
Stock-based compensation expense	3,658	3,121	537	17
Consolidated SG&A expense	121,148	113,589	7,559	7
Contract termination costs	1,500	-	1,500	n/a
Restructuring costs	1,482	776	706	91
Depreciation	3,879	3,677	202	5
Amortization	3,538	3,263	275	8
	$131,547	$121,305	$10,242	8

Selling, General and Administrative Expense – The increase in our SG&A expenses during fiscal 2017 was primarily due to 1) opening three new sales offices in China during the fiscal year, including $0.5 million of non-repeating start-up costs; 2) a $5.5 million increase in spending related to new sales and sales-related personnel, additional bonuses for sales associates related to multi-year deferred sales contracts, and increased travel to promote our new offices in China and the AAP; 3) a $1.9 million increase in computer costs primarily resulting from the installation of our new ERP system; and 4) a $0.5 million increase in non-cash stock-based compensation.  We continue to invest in new sales and sales-related personnel and had 221 client partners at August 31, 2017 compared with 204 client partners at August 31, 2016.  These increases were partially offset by a $3.5 million decrease from the change in estimated earn out payments to the former owners of NinetyFive 5, reduced warehousing and distribution expense, and cost savings in various other areas of our operations.

Contract Termination Costs – We entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us that total $16.1 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the royalty, or $5.4 million, to an international licensee partner that owns the rights in that country.  For a $1.5 million cash payment, we terminated the previously existing profit sharing arrangement and we will owe no further royalty payments to the licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment made during the second quarter.

Restructuring Costs – During the third quarter of fiscal 2017, we decided to exit the publishing business in Japan and we restructured our U.S./Canada direct office operations to transition to an AAP-focused business model.  We expensed $3.6 million related to these changes during fiscal 2017.  Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan and expensed $2.1 million, which was recorded in cost of sales, as previously described.  We also restructured the operations of our U.S/Canada direct offices to create new smaller regional market teams that are focused on selling the All Access Pass.  Accordingly, we determined that our three remaining regional sales offices were unnecessary since most client partners work from home-based offices, we restructured the operations of the Sales Performance and Winning Customer Loyalty Practices, and we eliminated certain functions to reduce costs in future periods.  We expensed $1.5 million for these restructuring costs in fiscal 2017.

Depreciation – Depreciation expense increased primarily due to the acquisition of assets in fiscal 2017.  Based on property and equipment acquisitions during fiscal 2017 and expected capital additions during fiscal 2018, including the completion of the installation of a new ERP system and new All Access Pass portal, we expect depreciation expense will total approximately $5.5 million in fiscal 2018.

Amortization – Our consolidated amortization expense increased compared with the prior year primarily due to the fiscal 2017 acquisitions of Robert Gregory Partners, LLC and Jhana Education, and the amortization of acquired intangible assets.  Based on current carrying amounts of intangible assets and remaining estimated useful lives, we anticipate amortization expense from intangible assets will total $5.4 million in fiscal 2018.

Income Taxes

Our effective income tax benefit rate for the fiscal year ended August 31, 2017 was approximately 34 percent compared with an effective income tax expense rate of approximately 41 percent in fiscal 2016.  Our effective benefit rate in fiscal 2017 was increased by $0.5 million in previously unrecognized tax benefits, but was reduced by recording additional valuation allowance against the deferred tax assets of a foreign subsidiary, disallowed travel and entertainment expenses, and disallowed executive compensation.  In fiscal 2016, our effective income tax rate was increased primarily due to a $0.3 million valuation allowance against the deferred tax assets of a foreign subsidiary with recent and substantial taxable losses combined with disallowed travel and entertainment expenses.

During fiscal 2017, we paid $2.6 million in cash for income taxes, primarily to foreign jurisdictions.  We expect to recover a significant portion of our 2017 tax payments as we utilize foreign tax credit carryforwards in the future.  Over the next four to six years, we expect that our total cash paid for income taxes will be less than our total income tax provision as we utilize carryforwards of net operating losses and foreign tax credits.

FISCAL 2016 COMPARED WITH FISCAL 2015

Sales

The following sales analysis for fiscal 2016 compared with fiscal 2015 is based on activity through our operating segments as described in the fiscal 2017 sales analysis, and as shown in the preceding comparative sales table.

Direct Offices – As previously mentioned, we introduced the AAP in our domestic direct offices in late January 2016.  The AAP was well received by existing and new clients and we invoiced $19.4 million of new AAP contracts during fiscal 2016 through our direct offices, including $10.7 million in the fourth quarter.  However, in accordance with applicable revenue recognition guidance, we deferred $6.2 million (net of amounts previously deferred and subsequently recognized during fiscal 2016) of revenue that was primarily recognized in fiscal 2017 over the lives of the respective contracts.  While sales of new AAP contracts grew significantly in the fourth quarter compared with previous quarters of fiscal 2016, our onsite presentation sales declined compared with the prior year.  Our international direct office sales declined by $1.7 million during the fiscal year, primarily due to decreased demand for certain programs in these offices and $0.2 million of unfavorable foreign exchange rates, primarily during the first half of fiscal 2016.

Strategic Markets – The $7.2 million decrease in sales was primarily due to the renewal of a $6.6 million government contract in fiscal 2015, which did not repeat in fiscal 2016 due to administrative changes at the federal agency that resulted in the contract not being opened for renewal bids, and a $2.7 million decrease in Customer Loyalty practice sales.  Partially offsetting these decreases were $1.0 million of sales from our Global 50 group, $0.7 million of increased government services sales (excluding the impact of the government contract that was not renewed), and $0.3 million of increased revenue from the Sales Performance practice.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.  Sales Performance practice sales increased due to new contracts obtained primarily during the first half of fiscal 2016.

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

International Licensees – Our international licensee royalties increased $0.5 million as certain of our licensee partners' sales increased compared with the prior year.  Licensee sales during the fiscal year ended August 31, 2016 were reduced by $0.6 million due to foreign exchange rate fluctuations as the U.S. dollar strengthened during the year.

Corporate and other – During fiscal 2016, corporate and other sales decreased primarily due to a $0.4 million decrease in shipping and handling revenues and a $0.2 million decrease in book and audio revenues from royalties on publications.

Gross Profit

Our gross profit for fiscal 2016 was $135.2 million compared with $138.1 million in fiscal 2015.  The decrease in gross profit was primarily due to sales activity during fiscal 2016 as previously described.  Our gross margin for fiscal 2016 increased to 67.6 percent of sales compared with 65.8 percent in fiscal 2015.  The improvement in gross margin was primarily due to a change in the mix of sales, which produced increased intellectual property sales, including All Access Pass sales, decreased onsite presentations, increased international licensee royalty revenues, and decreased costs associated with our online offerings as we restructured our online program operations during the first quarter of fiscal 2016.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2016	2015	$ Change	% Change
SG&A expense	$108,930	$106,231	$2,699	3
Increase to NinetyFive 5 contingent payment liability	1,538	35	1,503	4,294
Stock-based compensation expense	3,121	2,536	585	23
Consolidated SG&A expense	113,589	108,802	4,787	4
Impaired assets	-	1,302	(1,302)	(100)
Restructuring costs	776	587	189	32
Depreciation	3,677	4,142	(465)	(11)
Amortization	3,263	3,727	(464)	(12)
	$121,305	$118,560	$2,745	2

Selling, General and Administrative Expense – The increase in our SG&A expenses during fiscal 2016 was primarily due to 1) a $2.0 million increase in associate costs, primarily due to new sales and sales-related personnel; 2) a $1.5 million increase in the contingent consideration liability associated with the acquisition of NinetyFive 5; 3) a $1.4 million increase in software costs primarily related to our new ERP system; 4) a $1.1 million increase in bad debt expense resulting primarily from the write off of an Education practice contract and receivables from a large retailer that declared bankruptcy, plus other increases to the allowance for doubtful accounts throughout the fiscal year; and 5) a $0.6 million increase in non-cash stock-based compensation.  We had 204 client partners at August 31, 2016 compared with 180 client partners at the end of fiscal 2015.  A significant improvement in Sales Performance practice EBITDA during the first half of fiscal 2016 increased the probability of a second $2.2 million contingent consideration payment to the former owners of NinetyFive 5, which led to the significant increase in expense during fiscal 2016.  Partially offsetting these increases were $0.8 million of decreased foreign exchange losses, $0.8 million of reduced advertising and promotional expenses, and cost savings in various other areas of our operations.

Impaired Assets – During fiscal 2015, we impaired $1.3 million of long-term assets, which consisted of $0.6 million of capitalized curriculum that was discontinued (and related prepaid royalties), $0.5 million of long-term receivables from FC Organizational Products (FCOP), and an investment in an unconsolidated subsidiary totaling $0.2 million.  We determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, we recalculated the discount on the long-term receivables and impaired the difference.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at an unconsolidated subsidiary in which we previously invested $0.2 million.  Based on this information, we determined that the carrying value of this investment would not be recoverable and we wrote off the investment.  We previously accounted for this investment using the cost method based on our insignificant ownership and influence in the entity.

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

Our effective tax rate increased primarily due to the fiscal 2015 recognition of benefits from claiming foreign tax credits instead of foreign tax deductions for fiscal 2008 through fiscal 2010.  In fiscal 2015 we finalized the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.  As of August 31, 2015, we have amended all available prior year returns to claim foreign tax credits instead of tax deductions.  In fiscal 2016, we also recorded a valuation allowance of $0.3 million against the deferred tax assets of a foreign subsidiary with recent and substantial taxable losses.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, office space rent, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables and are required to be recorded at net present value.  We have discounted the long-term portion of the FCOP receivables based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.

During fiscal 2015, we adjusted the discount and carrying value of our receivables from FCOP as described above in the section entitled "Impaired Assets."  The corresponding adjustment to the discount on our long-term receivables from FCOP totaled $0.4 million.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2017 and 2016.  The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2017 (unaudited)
	November 26	February 28	May 31	August 31
Net sales	$39,787	$42,196	$43,751	$59,523
Gross profit	25,308	28,031	27,341	41,988
Selling, general, and administrative	29,095	29,370	30,713	31,970
Contract termination costs	-	1,500	-	-
Restructuring costs	-	-	1,335	147
Depreciation	866	928	949	1,136
Amortization	722	721	835	1,261
Income (loss) from operations	(5,375)	(4,488)	(6,491)	7,474
Income (loss) before income taxes	(5,879)	(5,002)	(7,023)	6,995
Net income (loss)	(3,958)	(3,333)	(4,541)	4,659

Net income (loss) per share:
Basic	$(.29)	$(.24)	$(.33)	$.34
Diluted	(.29)	(.24)	(.33)	.33

YEAR ENDED AUGUST 31, 2016 (unaudited)
	November 28	February 27	May 28	August 31
Net sales	$45,218	$45,269	$44,738	$64,831
Gross profit	30,071	29,854	29,562	45,667
Selling, general, and administrative	26,489	27,936	29,095	30,069
Restructuring costs	-	376	-	400
Depreciation	912	894	1,003	868
Amortization	910	909	722	721
Income (loss) from operations	1,760	(261)	(1,258)	13,609
Income (loss) before income taxes	1,296	(730)	(1,741)	13,086
Net income (loss)	790	(448)	(1,052)	7,726

Net income (loss) per share:
Basic and diluted	$.05	$(.03)	$(.07)	$.55

Our fourth quarter of each fiscal year has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty have professional development days) and to increased AAP and facilitator sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

For more information on our quarterly results of operations, refer to our quarterly reports filed on Form 10-Q as filed with the SEC.  Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

During fiscal 2017, we used our cash provided by operating activities and a portion of the available capital from our secured credit facility to make substantial and significant investments in our business that we believe will provide benefits in future periods.  We spent $7.3 million of cash to acquire the businesses of Robert Gregory Partners, LLC, and Jhana Education during the last half of fiscal 2017.  We used $7.2 million of cash for purchases of property and equipment in fiscal 2017, primarily for software and hardware related to our new ERP system and significantly upgraded All Access Pass portal.  The new ERP system and AAP portal are expected to be completed and launched during fiscal 2018.  We also spent $6.5 million of cash to develop additional offerings primarily related to the AAP, including the translation of AAP materials into additional languages, and The Leader in Me courses offered through our Education

segment.   In addition to these uses of cash for investing activities, we also spent $5.4 million to purchase shares of our common stock on both the open market and from shares withheld on vested stock-based incentive awards.  For further information on these investments in our business during fiscal 2017, refer to the discussions under "Cash Flows from Investing Activities" and "Cash Flows from Financing Activities" found later in this analysis of liquidity and capital resources.

Our cash balance at August 31, 2017 was $8.9 million, with $25.6 million of available credit on our secured credit agreement, compared with $10.5 million of cash at August 31, 2016.  During fiscal 2017 we also converted $10.0 million of borrowings on our secured credit facility into term loans.  At August 31, 2017, we had $19.1 million payable on term loans to the lender on our secured credit facility.

Our net working capital (current assets less current liabilities) was $11.2 million at August 31, 2017 compared with $35.7 million at August 31, 2016.  The reduction in our net working capital was primarily due to a $20.7 million increase in deferred revenues resulting primarily from increased AAP sales, and borrowings used in fiscal 2017 to invest in our business as described above.  Of our $8.9 million in cash at August 31, 2017, $7.3 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our secured credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), acquisition of businesses and intellectual property licenses, purchases of our common stock, working capital expansion, and debt payments.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2017	2016	2015
Total cash provided by (used for):
Operating activities	$17,357	$32,665	$26,190
Investing activities	(21,675)	(6,229)	(4,874)
Financing activities	3,134	(32,535)	(14,903)
Effect of exchange rates on cash	(348)	321	(662)
Increase (decrease) in cash and cash equivalents	$(1,532)	$(5,778)	$5,751

Modifications to the Amended and Restated Credit Agreement

On May 24, 2016, we entered into the Fifth Modification Agreement to our existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fifth Modification Agreement were to (i) obtain a term loan from the lender for $15.0 million (the Term Loan); (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit us to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.  During fiscal 2017, we entered into the Sixth, Seventh, and Eighth Modification Agreements to the Restated Credit Agreement.  The Sixth Modification and Eighth Modification agreements adjusted the definition of EBITDAR in the funded debt to EBITDAR and fixed charge coverage ratios applicable to our debt covenants to include the change in deferred revenue.  The Seventh Modification Agreement extended the maturity date of the Restated Credit Agreement to March 31, 2020.

The amount of available credit on our revolving credit line is reduced by amounts converted to term loans.  Term loans are due three years from the inception of each new loan.  Principal payments on our term loans are due quarterly and are equal to the original amount of each term loan divided by 16.  Any remaining principal at the maturity date is immediately payable or may be rolled into a new term loan.  Interest is charged at the same rate as the revolving line of credit and is payable monthly.  As a result of the $10.0 million of term loans obtained during fiscal 2017, our maximum available credit on the revolving line of credit is $30.0 million (less amounts borrowed) at August 31, 2017.

The various modification agreements preserve existing debt covenants that include (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  The other key terms and conditions of the various modification agreements are substantially the same as those defined in the Restated Credit Agreement, except as described above.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at August 31, 2017.

In addition to our revolving line of credit facility and term loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.  For further information on our operating lease obligations, which are not currently recorded on our consolidated balance sheet, refer to the notes to our consolidated financial statements as presented in Item 8 of this report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2017.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities was $17.4 million for the fiscal year ended August 31, 2017 compared with $32.7 million in fiscal 2016.  The decline was primarily attributable to decreased operating income when compared with the prior year.  Our operating income during fiscal 2017 was significantly reduced by the deferral of All Access Pass sales and costs associated with the transition to an AAP-focused business model.  Following the transition period to the AAP focused business model, we anticipate that cash flows from operating activities will improve and return to levels consistent with prior years.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during fiscal 2017 totaled $21.7 million.  Our primary uses of cash for investing activities included purchases of property and equipment, the acquisition of businesses, and spending on curriculum development, including the acquisition of intellectual property rights.

Our purchases of property and equipment totaled $7.2 million, and consisted primarily of computer software and hardware.  We are currently in the process of implementing new ERP software and developing a significantly improved AAP portal.  Both of these projects are expected to be completed in fiscal 2018.  We currently anticipate that our purchases of property and equipment will total approximately $5.0 million in fiscal 2018.

In the third quarter of fiscal 2017, we acquired Robert Gregory Partners, LLC, a corporate coaching firm, for $3.5 million in cash plus up to $4.5 million of contingent consideration.  We paid the first contingent consideration payment, which totaled $0.5 million, during the fourth quarter of fiscal 2017.  This payment was classified as a component of cash flows from investing activities due to short-term timing of the payment.  During the fourth quarter of fiscal 2017, we acquired Jhana Education for $3.3 million in cash (net of cash acquired) plus up to $7.2 million of contingent consideration.  Jhana Education specializes in the creation and dissemination of relevant, bite-sized content and learning tools for leaders and managers.  For further information regarding our business acquisitions during fiscal 2017, refer to the notes to our consolidated financial statements in Item 8 of this report on Form 10-K.

Throughout fiscal 2017 we spent $6.5 million on various offerings, which was primarily for All Access Pass content, including the translation of AAP items into 15 additional languages; new development and offerings related to The Leader in Me; and for various other offerings and content.  Our anticipated spending for capitalized curriculum in fiscal 2018 is expected to be approximately $6.4 million.  During fiscal 2018, we expect to continue to make investments in our All Access Pass offerings, The Leader in Me, and in various other courses.

During fiscal 2017, we acquired the license rights to certain intellectual property owned by Higher Moment, LLC for $0.8 million.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who is a member of our Board of Directors.  Acquisitions of other businesses and intellectual property licenses in future periods will increase our use of cash for investing activities.

Cash Flows from Financing Activities

During fiscal 2017, our net cash provided by financing activities totaled $3.1 million.  Our primary sources of cash from financing activities during fiscal 2017 were $10.0 million borrowed on term notes payable, including a $5.0 term loan obtained in August 2017, $4.4 million of borrowings from our revolving line of credit, and $0.7 million of proceeds from participants in our employee stock purchase plan.  Our primary uses of cash for financing activities were $5.4 million spent on purchases of our common stock, including shares withheld for minimum statutory taxes on stock-based compensation awards, $5.0 million used to repay term loans payable, and $1.7 million used to pay the financing obligation on our corporate campus.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through August 31, 2017.  Since September 1, 2014, we have returned $63.4 million of cash to our shareholders through the purchase of our shares by means of a $35.0 million tender offer, open market purchases, and from shares withheld for minimum statutory taxes on stock-based compensation awards.  Future purchases of our common stock will increase the amount of cash used for financing activities in those periods.

During fiscal 2017, we completed the acquisitions of Robert Gregory Partners and Jhana Education as previously described.  Each of these acquisitions have contingent consideration that may be earned by their former owners based on specified performance criteria.  As the operations of these acquisitions reach the specified milestones for required contingent payments, our uses of cash for financing activities will increase.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2018 from current cash balances, future cash flows from operating activities, and available borrowings on our secured credit facility.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our Restated Credit Agreement expires in March 2020 and we expect to renew the Restated Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  At August 31, 2017, we had $25.6 million of borrowing capacity on our Restated Credit Agreement.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); repayment of term loans payable; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; minimum operating lease payments primarily for leased office space; and minimum payments for outsourced warehousing and distribution service charges.  At August 31, 2017, our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Required lease payments on corporate campus	$3,579	$3,651	$3,724	$3,798	$3,874	$11,283	$29,909
Term loans payable to bank(1)	6,736	10,581	2,557	-	-	-	19,874
Jhana Education contingent consideration payments(2)	2,371	599	831	1,020	1,160	1,219	7,200
Purchase obligations	6,608	-	-	-	-	-	6,608
Minimum operating lease payments	866	321	84	84	84	268	1,707
Robert Gregory Partners, LLC contingent consideration payments(2)	-	1,000	-	-	-	-	1,000
Minimum required payments for warehousing services(3)	216	180	-	-	-	-	396
Total expected contractual obligation payments	$20,376	$16,332	$7,196	$4,902	$5,118	$12,770	$66,694

(1)	Payment amounts shown include interest at 3.1 percent, which is the current rate on our Term Loan and revolving credit obligations.

(2)
The payment of contingent consideration from business acquisitions is based on current estimates and projections.  We reassess the fair value of estimated contingent consideration payments each quarter based on information available.  The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

(3)
Our required minimum payments for warehousing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which is not estimated in the above table.  The warehousing services contract expires in June 2019.

Our contractual obligations presented above exclude unrecognized tax benefits of $2.4 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

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

We recognize revenue when: 1) persuasive evidence of an arrangement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectability is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services based upon daily rates.  For most of our product sales, these conditions are met upon shipment of the product to the customer.  At times, our customers may request access to our intellectual property for the flexibility to print certain training materials or to have access to certain training videos and other training aids at their convenience.  For intellectual property license sales, the revenue recognition conditions are generally met at the later of delivery of the content to the client or the effective date of the arrangement.

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.  A deliverable constitutes a separate unit of accounting when it has standalone value to our clients.  We routinely enter into arrangements that can include various combinations of multiple training offerings, consulting services, and intellectual property licenses.  The timing of delivery and performance of the elements typically varies from contract to contract.  Generally, these items qualify as separate units of accounting because they have value to the customer on a standalone basis.

When the Company's training and consulting arrangements contain multiple deliverables, consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices at the beginning of the agreement, and revenue is recognized as each curriculum, consulting service, or intellectual property license is delivered.  We use the following selling price hierarchy to determine the fair value to be used for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (BESP).  Generally, VSOE is based on established pricing and discounting practices for the deliverables when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a narrow range.  When VSOE cannot be established, judgment is applied with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately.  Our products and services normally contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  When we are unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration.  BESPs are established as best estimates of what the selling price would be if the deliverables were sold regularly on a stand-alone basis.  Our process for determining BESPs requires judgment and considers multiple factors, such as market conditions, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives.  These factors may vary over time depending upon the unique facts and circumstances related to each deliverable.  However, we do not expect the effect of changes in the selling price or method or assumptions used to determine selling price to have a significant effect on the allocation of arrangement consideration.

Our multiple-element arrangements generally do not include performance, cancellation, termination, or refund-type provisions.

Our international strategy includes the use of independent licensees in countries where we do not have a wholly owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content, adapt the content to the local culture, and sell our offerings and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  International royalty revenue is reported as a component of training and consulting service sales in our consolidated statements of operations.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

Our shareholders have approved performance-based long-term incentive plans (LTIPs) that provide for grants of stock-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based upon the achievement of specified performance objectives during defined performance periods.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the expected vesting dates and number of shares expected to be awarded based upon actual and estimated financial results of the Company compared with the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  These forecasted amounts may be difficult to predict over the life of the LTIP awards due to changes in our business, such as from the introduction of the All Access Pass and its impact on reported financial results.  These business changes may also leave some previously approved performance measures obsolete or unattainable.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and number of common shares to be awarded under the LTIP grants as described above.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2017 would increase our reported loss from operations by approximately $0.2 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2017, we had receivables from FCOP, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon the timing of estimated collections, we were required to classify a portion of the receivable to long-term.  In accordance with applicable accounting guidance, we are required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount the long-term portion of the receivable at 15 percent, which was recorded as a discount on a related party receivable in our consolidated statements of operations in certain periods.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and realizability of projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.

Our assessments regarding the collectability of the FCOP receivable require us to make assumptions and judgments regarding the financial health of FCOP and are dependent on projected financial information for FCOP in future periods.  Such financial information contains inherent uncertainties, and is subject to factors that are not within our control.  Failure to receive projected cash flows from FCOP in future periods may result in adverse consequences to our liquidity, financial position, and results of operations.  For instance, changes in expected cash flows during fiscal 2015 resulted in impaired asset charges and increased discount expense during that fiscal year.

For further information regarding our investment in FCOP, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2017 would increase our reported loss from operations by $0.1 million.

Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, in the third quarter of fiscal 2017 we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan for $2.1 million, which was recorded as a component of product cost of sales in the accompanying consolidated statements of operations for fiscal 2017.

Valuation of Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset originated from the merger with the Covey Leadership Center in 1997 and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, and related products, and international licensee royalties.

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  During August 2017, we adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.

We tested goodwill for impairment at August 31, 2017 at the reporting unit level using a quantitative approach.  The goodwill impairment testing process involves determining whether the estimated fair value of the reporting unit exceeds its respective book value.  If the fair value exceeds the book value, goodwill of that reporting unit is not impaired.  If the book value exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).  The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing during fiscal 2017, we determined that no impairment existed at August 31, 2017, as each reportable operating segment's estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Acquisitions and Contingent Consideration Liabilities

We record acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting.  Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition.  The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill.  If the assets acquired, net of liabilities assumed, are greater than the purchase price paid, then a bargain purchase has occurred and the company will recognize the gain immediately in earnings.  Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated fair values of the assets and liabilities.  Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, product or service selling prices, cost structures, royalty rates, and other prospective financial information.

Additionally, we are required us to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period.  Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, during fiscal 2017 we recorded $1.9 million of decreases to the fair value of the contingent consideration liability related to a business acquisition from a previous period, which resulted in a corresponding decrease in selling, general, and administrative expenses.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over their remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based upon discounted cash flows over the estimated remaining useful life of the asset.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis, which is then depreciated or amortized over the remaining useful life of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We have elected, as permitted by the guidance, to early adopt ASU No. 2017-04 of August 31, 2017 to be effective for our annual goodwill impairment testing.  The adoption of this standard did not have a material effect on our consolidated goodwill balance at August 31, 2017.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We are required to adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  The new standard may be adopted using the "full retrospective" or "modified retrospective" approach.  We are continuing to assess the impact of adopting ASU 2014-09 on our financial position, results of operations, and related disclosures, and we have not yet determined the method of adoption nor the full impact that the standard will have on our reported revenue or results of operations.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be more significantly impacted by the new standard.  The Company will continue to assess the new standard along with industry trends and additional interpretive guidance, and it may adjust its implementation plan accordingly.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of August 31, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of August 31, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income.  For example, during fiscal

2017 we recorded $0.2 million of excess income tax benefits to additional paid-in capital.  If we would have early adopted ASU 2016-09, this amount would have been recorded as a component of our consolidated income tax benefit for fiscal 2017.  As of August 31, 2017, we have not completed the full evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future reported revenues and operating results, future sales growth, the expected completion of our new ERP system and new AAP portal, the expected introduction of new or refreshed offerings, including additions to the All Access Pass and improvements to our Education segment, future training and consulting sales activity, the impact of multi-year contracts for the All Access Pass, renewal of existing contracts, the release and success of new publications, the expected growth of our business in China, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Restated Credit Agreement, the ability to borrow on, and renew, our Restated Credit Agreement, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2017, entitled "Risk Factors."  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the new AAP portal; foreign currency exchange rates; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee's performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

Foreign Exchange Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  However, we did not utilize any foreign currency forward or related derivative contracts during fiscal 2017, fiscal 2016, or fiscal 2015.

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our Restated Credit Agreement, a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, amounts borrowed on our revolving credit facility, deferred income taxes, and contingent consideration payments resulting from our business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments.  The effective interest rate on the term loans and our revolving line of credit facility was 3.1 percent at August 31, 2017, and we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on our term loans and the amount outstanding on our revolving credit facility at August 31, 2017 would result in approximately $0.2 million of additional interest expense in fiscal 2018.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

During the fiscal years ended August 31, 2017, 2016, and 2015, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Franklin Covey Co.
Salt Lake City, Utah
We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the "Company") as of August 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2017 of the Company and our report dated November 14, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Salt Lake City, Utah
November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Franklin Covey Co.
Salt Lake City, Utah
We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the "Company") as of August 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2017.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Salt Lake City, Utah
November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated statements of income and comprehensive income, shareholders' equity, and cash flows of Franklin Covey Co. for the year ended August 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Franklin Covey Co. for the year ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 12, 2015

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2017	2016
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$8,924	$10,456
Accounts receivable, less allowance for doubtful accounts of $2,310 and $1,579	66,343	65,960
Receivable from related party	1,020	1,933
Inventories	3,353	5,042
Income taxes receivable	259	-
Prepaid expenses	3,569	2,949
Other current assets	8,367	3,401
Total current assets	91,835	89,741

Property and equipment, net	19,730	16,083
Intangible assets, net	57,294	50,196
Goodwill	24,220	19,903
Long-term receivable from related party	727	1,235
Other long-term assets	16,925	13,713
	$210,731	$190,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of financing obligation	$1,868	$1,662
Current portion of term notes payable	6,250	3,750
Accounts payable	9,119	10,376
Deferred revenue	40,772	20,847
Accrued liabilities	22,617	17,422
Total current liabilities	80,626	54,057

Line of credit	4,377	-
Financing obligation, less current portion	21,075	22,943
Term notes payable, less current portion	12,813	10,313
Other liabilities	5,742	3,173
Deferred income tax liabilities	1,033	6,670
Total liabilities	125,666	97,156

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,484	211,203
Retained earnings	69,456	76,628
Accumulated other comprehensive income	667	1,222
Treasury stock at cost, 13,414 shares and 13,332 shares	(198,895)	(196,691)
Total shareholders' equity	85,065	93,715
	$210,731	$190,871

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2017	2016	2015
In thousands, except per-share amounts
Net sales:
Training and consulting services	$177,816	$189,661	$198,695
Products	3,881	6,009	6,885
Leasing	3,559	4,385	4,361
	185,256	200,055	209,941
Cost of sales:
Training and consulting services	56,557	59,158	66,370
Products	3,990	3,206	3,306
Leasing	2,042	2,537	2,176
	62,589	64,901	71,852
Gross profit	122,667	135,154	138,089

Selling, general, and administrative	121,148	113,589	108,802
Impaired assets	-	-	1,302
Contract termination costs	1,500	-	-
Restructuring costs	1,482	776	587
Depreciation	3,879	3,677	4,142
Amortization	3,538	3,263	3,727
Income (loss) from operations	(8,880)	13,849	19,529

Interest income	379	325	383
Interest expense	(2,408)	(2,263)	(2,137)
Discount on related-party receivables	-	-	(363)
Income (loss) before income taxes	(10,909)	11,911	17,412
Benefit (provision) for income taxes	3,737	(4,895)	(6,296)
Net income (loss)	$(7,172)	$7,016	$11,116

Net income (loss) per share:
Basic and diluted	$(0.52)	$0.47	$0.66

Weighted average number of common shares:
Basic	13,819	14,944	16,742
Diluted	13,819	15,076	16,923

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(7,172)	$7,016	$11,116
Foreign currency translation adjustments, net of income
tax benefit of $37, $115, and $52	(555)	1,030	(1,259)
Comprehensive income (loss)	$(7,727)	$8,046	$9,857

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2017	2016	2015
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,172)	$7,016	$11,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,443	6,943	7,875
Amortization of capitalized curriculum development costs	3,745	3,865	4,093
Deferred income taxes	(5,594)	1,854	3,665
Stock-based compensation expense	3,658	3,121	2,536
Impairment of assets	-	-	1,302
Excess tax expense (benefit) from stock-based compensation	(168)	52	(137)
Increase (decrease) in contingent consideration liabilities	(1,936)	1,538	35
Changes in assets and liabilities, net of effect of acquired businesses:
Decrease (increase) in accounts receivable, net	164	(576)	(4,355)
Decrease (increase) in inventories	1,583	(908)	2,239
Decrease in receivable from related party	1,421	820	620
Increase in prepaid expenses and other assets	(4,861)	(1,119)	(2,010)
Increase (decrease) in accounts payable and accrued liabilities	676	2,264	(5,654)
Increase in deferred revenue	19,142	8,112	2,481
Increase (decrease) in income taxes payable/receivable	(249)	(316)	2,548
Decrease in other liabilities	(495)	(1)	(164)
Net cash provided by operating activities	17,357	32,665	26,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,187)	(3,993)	(2,446)
Capitalized curriculum development costs	(6,466)	(2,236)	(2,166)
Acquisition of businesses, net of cash acquired	(7,272)	-	(262)
Acquisition of license rights	(750)	-	-
Net cash used for investing activities	(21,675)	(6,229)	(4,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	34,320	46,454	-
Payments on line of credit borrowings	(29,943)	(46,454)	-
Proceeds from term notes payable financing	10,000	15,000	-
Principal payments on term notes payable	(5,000)	(937)	-
Principal payments on financing obligation	(1,662)	(1,472)	(1,302)
Purchases of common stock for treasury	(5,431)	(43,586)	(14,427)
Payment of contingent consideration liability	-	(2,167)	-
Income tax benefit (expense) recorded in paid-in capital	168	(52)	137
Proceeds from sales of common stock held in treasury	682	679	689
Net cash provided by (used for) financing activities	3,134	(32,535)	(14,903)
Effect of foreign currency exchange rates on cash and cash equivalents	(348)	321	(662)
Net increase (decrease) in cash and cash equivalents	(1,532)	(5,778)	5,751
Cash and cash equivalents at beginning of the year	10,456	16,234	10,483
Cash and cash equivalents at end of the year	$8,924	$10,456	$16,234

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,562	$3,410	$2,383
Cash paid for interest	2,314	2,231	2,130

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$697	$334	$134

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2014	27,056	$1,353	$207,148	$58,496	$1,451	(10,266)	$(141,734)
Issuance of common stock from
treasury			(847)			111	1,536
Purchase of treasury shares						(778)	(14,427)
Unvested share award			(336)			24	336
Stock-based compensation			2,536
Cumulative translation
adjustments					(1,259)
Tax benefits recorded in
paid-in capital			137
Other			(3)				3
Net income				11,116

Balance at August 31, 2015	27,056	1,353	208,635	69,612	192	(10,909)	(154,286)
Issuance of common stock from
treasury			(143)			57	823
Purchase of treasury shares						(2,505)	(43,586)
Unvested share award			(356)			25	356
Stock-based compensation			3,121
Cumulative translation
adjustments					1,030
Tax expense recorded in
paid-in capital			(52)
Other			(2)				2
Net income				7,016

Balance at August 31, 2016	27,056	1,353	211,203	76,628	1,222	(13,332)	(196,691)
Issuance of common stock from
treasury			(2,103)			188	2,785
Purchase of treasury shares						(300)	(5,431)
Unvested share award			(442)			30	442
Stock-based compensation			3,658
Cumulative translation
adjustments					(555)
Tax benefit recorded in
paid-in capital			168
Other
Net loss				(7,172)

Balance at August 31, 2017	27,056	$1,353	$212,484	$69,456	$667	(13,414)	$(198,895)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in organizational performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to "enable greatness in people and organizations everywhere."  Our expertise is in the following seven areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, and The Four Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

Fiscal Year

Our fiscal year ends on August 31 of each year.  During fiscal 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar in which quarterly periods ended on different dates from year to year, to the last day of the calendar month in each quarter.  Beginning with the second quarter of fiscal 2017, our fiscal quarters now end on the last day of November, February, and May.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, which consist of Franklin Development Corp., and our offices in Japan, China, the United Kingdom, and Australia.  Intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2017 or 2016.  Of our $8.9 million in cash at August 31, 2017, $7.3 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

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

AUGUST 31,	2017	2016
Finished goods	$3,306	$5,002
Raw materials	47	40
	$3,353	$5,042

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

During the third quarter of fiscal 2017, we decided to exit the publishing business in Japan (Note 13) and wrote off the majority of our book inventory located in Japan, which totaled $2.1 million.

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2017	2016
Deferred commissions	$6,150	$1,664
Other current assets	2,217	1,737
	$8,367	$3,401

We defer commission expense on All Access Pass and other subscription sales and recognize the commission expense with the corresponding revenue.

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2017	2016
Land and improvements	$1,312	$1,312
Buildings	30,044	32,201
Machinery and equipment	2,119	2,279
Computer hardware and software	22,647	18,552
Furniture, fixtures, and leasehold
improvements	8,319	9,292
	64,441	63,636
Less accumulated depreciation	(44,711)	(47,553)
	$19,730	$16,083

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period.  We expense costs for repairs and maintenance as incurred.  Gains and losses resulting from the sale of property and equipment are recorded in operating income (loss).  During fiscal 2017, we capitalized $0.1 million of interest expense in connection with the installation of our new enterprise resource planning software system and the development of our new All Access Pass portal.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.  The evaluation of long-lived assets requires us to use estimates of future cash flows.  If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  For more information regarding our impaired asset charges in fiscal 2015, refer to Note 12.

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2017 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2017, 2016, or 2015.

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  During August 2017, we adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.

We tested goodwill for impairment at August 31, 2017 at the reporting unit level using a quantitative approach.  The goodwill impairment testing process involves determining whether the estimated fair value of the reporting unit exceeds its respective book value.  If the fair value exceeds the book value, goodwill of that reporting unit is not impaired.  If the book value exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired.  If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing during fiscal 2017, we determined that no impairment existed at either of August 31, 2017 or 2016, as each reporting unit's estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.  For more information regarding our intangible assets and goodwill, refer to Note 4.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Our capitalized curriculum development spending in fiscal 2017, which totaled $6.5 million, was primarily for offerings related to the All Access Pass, The Leader In Me, our Leadership content, and for various other offerings.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $11.6 million and $8.9 million at August 31, 2017 and 2016.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated statements of operations.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2017	2016
Accrued compensation	$10,611	$8,810
Other accrued liabilities	12,006	8,612
	$22,617	$17,422

We reclassified approximately $4,000 of income taxes payable at August 31, 2016 to accrued liabilities.

Contingent Consideration from Business Acquisitions

Acquisitions may include contingent consideration payments based on various future financial measures related to an acquired company.  Contingent consideration is required to be recognized at fair value as of the acquisition date.  We estimate the fair value of these liabilities based on financial projections of the acquired company and estimated probabilities of achievement.  At each reporting date, the contingent consideration liabilities are revalued to estimated fair value and changes in fair value subsequent to the acquisition date are reflected in selling, general, and administrative expense in our consolidated statements of operations, and could have a material impact on our operating results.  Changes in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving various payment criteria.

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries' financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders' equity.  Foreign currency transaction losses totaled $0.2 million, $0.3 million, and $1.1 million for the fiscal years ended August 31, 2017, 2016, and 2015, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated statements of operations.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  We account for sales taxes collected using the net method; accordingly, we do not include sales taxes in net sales reported in our consolidated statements of operations.

Revenue Recognition

We recognize revenue when: 1) persuasive evidence of an arrangement exists, 2) delivery of the product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectability is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services based upon daily rates.  For most of our product sales, these conditions are met upon shipment of the product to the customer.  At times, our customers may request access to our intellectual property for the flexibility to print certain training materials or to have access to certain training videos and other training aids at their convenience.  For intellectual property license sales, the revenue recognition conditions are generally met at the later of delivery of the content to the client or the effective date of the arrangement.

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.  A deliverable constitutes a separate unit of accounting when it has standalone value to our clients.  We routinely enter into arrangements that can include various combinations of multiple training offerings, consulting services, and intellectual property licenses.  The timing of delivery and performance of the elements typically varies from contract to contract.  Generally, these items qualify as separate units of accounting because they have value to the customer on a standalone basis.

When the Company's training and consulting arrangements contain multiple deliverables, consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices at the beginning of the agreement, and revenue is recognized as each offering, consulting service, or intellectual property license is delivered.  We use the following selling price hierarchy to determine the fair value to be used for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (BESP).  Generally, VSOE is based on established pricing and discounting practices for the deliverables when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a narrow range.  When VSOE cannot be established, judgment is applied with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately.  Our products and services normally contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  When we are unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration.  BESPs are established as best estimates of what the selling price would be if the deliverables were sold regularly on a stand-alone basis.  Our process for determining BESPs requires judgment and considers multiple factors, such as market conditions, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives.  These factors may vary over time depending upon the unique facts and circumstances related to each deliverable.  However, we do not expect the effect of changes in the selling price or method or assumptions used to determine selling price to have a significant effect on the allocation of arrangement consideration.

Our multiple-element arrangements generally do not include performance, cancellation, termination, or refund-type provisions.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $10.6 million, $14.4 million, and $13.7 million for the fiscal years ended August 31, 2017, 2016, and 2015.  The decrease in international licensee royalties in fiscal 2017 was primarily due to the conversion of our licensee operations in China into direct offices.

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

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $6.4 million, $6.6 million, and $7.4 million for the fiscal years ended August 31, 2017, 2016, and 2015.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted.  A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Interest and penalties related to uncertain tax positions are recognized as components of income tax benefit or expense in our consolidated statements of operations.

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

Accounting Pronouncements Issued and Adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles—Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We have elected, as permitted by the guidance, to early adopt ASU No. 2017-04 to be effective for our annual goodwill impairment testing at August 31, 2017.  The adoption of this standard did not have a material effect on our consolidated goodwill balance at August 31, 2017.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We are required to adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  The new standard may be adopted using the "full retrospective" or "modified retrospective" approach.  We are continuing to assess the impact of adopting ASU 2014-09 on our financial position, results of operations, and related disclosures, and we have not yet determined the method of adoption nor the full impact that the standard will have on our reported revenue or results of operations.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be more significantly impacted by the new standard.  The Company will continue to assess the new standard along with industry trends and additional interpretive guidance, and it may adjust its implementation plan accordingly.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of August 31, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of August 31, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended.  Following adoption, the primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax benefit or expense and net income (loss).  For example, during fiscal 2017, we recorded $0.2 million of excess income tax benefits to additional paid-in capital.  If we would have early adopted ASU 2016-09, this amount would have been recorded as a component of our consolidated income tax benefit for fiscal 2017.  As of August 31, 2017, we have not completed the full evaluation of the impact of ASU 2016-09 on our results of operations or cash flows.

2.	BUSINESS ACQUISITIONS

Robert Gregory Partners, LLC

On May 15, 2017, we acquired the assets of Robert Gregory Partners, LLC (RGP), a Dublin, Ohio based corporate coaching firm, for $3.5 million in cash plus potential contingent consideration totaling $4.5 million.  Robert Gregory Partners is a corporate coaching firm with expertise in executive coaching, transition acceleration coaching, leadership development coaching, implementation coaching, and consulting.  We anticipate that RGP services and methodologies will become key offerings in our training and consulting business.  The financial results of RGP have been included in our consolidated financial statements since the date of the acquisition.

The total purchase price consisted of the following (in thousands):

Cash paid to RGP at closing	$3,500
Fair value of contingent consideration	1,413
Total purchase price	$4,913

The major classes of assets and liabilities to which we have allocated the preliminary purchase price were as follows (in thousands):

Accounts receivable	$458
Prepaid expenses	136
Intangible assets	3,811
Goodwill	1,232
Assets acquired	5,637

Accounts payable	(51)
Accrued expenses	(80)
Deferred revenues	(593)
Liabilities assumed	(724)
$4,913

The goodwill generated from the RGP acquisition was allocated to each of our operating segments.  The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of RGP's coaching methodologies into our services and offerings.  All of the goodwill from the RGP acquisition is expected to be deductible for income tax purposes.

The payment of contingent consideration is based on the achievement of specified financial results and the delivery of "add-on coaching services" content that will be included in our All Access Pass offering.  During the quarter ended August 31, 2017, we paid the former owners of RGP $0.5 million of the contingent consideration for delivery of the content that has been integrated into our AAP offering.  Due to the timing of the $0.5 million payment for add-on coaching services, this amount was included in the investing activities section of the accompanying consolidated statement of cash flows for fiscal 2017.  Refer to Note 10 for further information regarding the fair value of the contingent consideration liability resulting from the RGP acquisition.

Following are the details of the purchase price allocated to the intangible assets acquired (in thousands):

		Weighted Average
Description	Amount	Life
Customer list	$2,249	10 years
Content	461	5 years
Trade name	341	5 years
Non-compete agreements	328	2 years
Deferred contract revenue	237	2 years
Coach relationships	150	10 years
Acquired technology	45	3 years
	$3,811	8 years

Our consolidated financial statements include $1.2 million of revenue and $0.4 million of income from operations, excluding amortization of intangible assets, attributable to RGP since the date of the acquisition.  For the twelve months ended December 31, 2016, RGP had revenues of $3.3 million (unaudited) and operating income of $1.1 million (unaudited).  The costs to acquire RGP totaled approximately $0.1 million and were expensed as components of selling, general, and administrative expense in our consolidated financial statements.

Jhana Education

On July 11, 2017, we acquired all of the outstanding stock of Jhana Education (Jhana), a San Francisco based company that specializes in the creation and dissemination of relevant, bite-sized content and learning tools for leaders and managers.  We anticipate that the Jhana content and delivery methodologies acquired will become key features of our AAP offering.  The purchase price was $3.5 million in cash plus up to $7.2 million of contingent consideration.  The financial results of Jhana have been included in our consolidated financial statements since the date of the acquisition.

The total purchase price consisted of the following (in thousands):

Cash paid to Jhana at closing	$3,525
Fair value of contingent consideration	6,052
Total purchase price	$9,577

The major classes of assets and liabilities to which we have allocated the preliminary purchase price were as follows (in thousands):

Cash	$253
Accounts receivable	195
Prepaid expenses and other current assets	86
Deferred tax asset	3,138
Intangible assets	6,076
Goodwill	3,085
Assets acquired	12,833

Accounts payable	(185)
Accrued expenses	(19)
Deferred tax liability	(2,257)
Deferred revenues	(795)
Liabilities assumed	(3,256)
$9,577

Following are the details of the purchase price allocated to the intangible assets acquired (in thousands):

		Weighted Average
Description	Amount	Life
Content	$3,097	5 years
Acquired technology	1,474	3 years
Customer list	1,016	5 years
Trade name	445	5 years
Non-compete agreements	44	3 years
	$6,076	5 years

The goodwill from the Jhana acquisition was assigned to the Direct Offices, Strategic Markets, and International Licensee segments.  The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Jhana's content and delivery methodologies into our services and offerings, especially in the All Access Pass.  None of the goodwill from the Jhana acquisition is expected to be deductible for income tax purposes.

The first two contingent payments of $1.0 million each are expected to be paid during the first and second quarters of fiscal 2018 based on the specified measures in the acquisition agreement.  The payment of the remaining $5.2 million of contingent consideration is based on Company revenues and AAP revenues over the measurement period, which ends in July 2026.  Refer to Note 10 for further information regarding the fair value of contingent consideration resulting from the Jhana acquisition.

The acquisition of Jhana had an immaterial impact on our consolidated financial statements for the fiscal year ended August 31, 2017.  For the year ending December 31, 2016, Jhana had revenues of $1.6 million (unaudited) and a loss before income taxes of $3.1 million (unaudited).  The costs to acquire Jhana totaled approximately $0.1 million and were expensed as incurred.  The acquisition costs were included in our selling, general, and administrative expenses.

Unaudited Pro Forma Information

The following are supplemental consolidated financial results of Franklin Covey Co. on an unaudited pro forma basis as if the acquisitions of RGP and Jhana had been completed on September 1, 2015 (in thousands, except per share amounts):

YEAR ENDED
AUGUST 31,	2017	2016
Revenue	$187,745	$204,505
Net income (loss)	(7,976)	4,863
Diluted earnings (loss) per share	(0.58)	0.32

These pro forma results were based on estimates and assumptions, which we believe are reasonable.  They are not the results that would have been realized had we been a combined company during the periods presented, and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments related to purchase accounting, primarily the amortization of intangible assets, interest expense, and inclusion of acquisition costs.

3.	ACCOUNTS RECEIVABLE

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

We classify receivable amounts as current or long-term based on expected payment and record long-term accounts receivable at their net present value.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at a contracting partner from whom we receive payment for services rendered on a large federal government contract.  Subsequent to August 31, 2015 we received a $1.8 million payment from this entity and entered into discussions to convert the remaining receivable, which totaled $2.9 million, into a note receivable.  Based on expected payment terms as of August 31, 2015, we reclassified this amount to other current assets and other long-term assets on our consolidated balance sheets based on expected principal payments.  During fiscal 2017, the note receivable terms were extended an additional two years.  This note receivable continues to bear interest at 5.0 percent per year.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers nor do we generally require collateral or other security agreements from our customers.

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Beginning balance	$1,579	$1,333	$918
Charged to costs and expenses	1,747	2,022	699
Deductions	(1,016)	(1,776)	(284)
Ending balance	$2,310	$1,579	$1,333

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  Recoveries of amounts previously written off were insignificant for the periods presented.

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2017	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,750	$(17,802)	$9,948
Acquired content	62,094	(43,864)	18,230
Customer lists	20,092	(16,935)	3,157
Acquired technology	3,568	(2,136)	1,432
Trade names	2,036	(1,163)	873
Non-compete agreements and other	758	(104)	654
	116,298	(82,004)	34,294
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$139,298	$(82,004)	$57,294

AUGUST 31, 2016
Definite-lived intangible assets:
License rights	$27,000	$(16,790)	$10,210
Acquired content	58,564	(42,175)	16,389
Customer lists	16,827	(16,529)	298
Acquired technology	2,049	(2,049)	-
Trade names	1,250	(951)	299
	105,690	(78,494)	27,196
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,690	$(78,494)	$50,196

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2017 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

License rights	5 to 9 years	30 years
Acquired content	2 to 9 years	25 years
Customer lists	1 to 10 years	12 years
Acquired technology	3 years	3 years
Trade names	1 to 5 years	5 years
Non-compete agreements and other	1 to 10 years	4 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.5 million, $3.3 million, and $3.7 million for the fiscal years ended August 31, 2017, 2016, and 2015.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2018	$5,368
2019	4,790
2020	4,324
2021	3,809
2022	3,498

Goodwill

Activity in our consolidated goodwill was as follows during fiscal 2017 and 2016 (in thousands):

Balance at August 31, 2015	$19,903
Accumulated impairments	-
Balance at August 31, 2016	19,903
Acquisition of RGP (Note 2)	1,232
Acquisition of Jhanna (Note 2)	3,085
Accumulated impairments	-
Balance at August 31, 2017	$24,220

We allocated the goodwill generated from our fiscal 2017 business acquisitions to our operating segments based on their relative fair values as shown below (in thousands):

		Allocated
AUGUST 31,	2016	Goodwill	2017
Direct offices	$10,790	$2,592	$13,382
Strategic markets	2,930	513	3,443
Education practice	2,176	154	2,330
International licensees	4,007	1,058	5,065
	$19,903	$4,317	$24,220

5.	TERM LOANS PAYABLE AND REVOLVING LINE OF CREDIT

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

On May 24, 2016, we entered into the Fifth Modification Agreement to the Restated Credit Agreement.  The primary purposes of the Fifth Modification Agreement were to (i) obtain a term loan for $15.0 million; (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit the Company to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.

During fiscal 2017, we entered into the Sixth, Seventh, and Eighth Modification Agreements to the Restated Credit Agreement.  The Sixth Modification and Eighth Modification agreements adjusted the definition of EBITDAR in the funded debt to EBITDAR and fixed charge coverage ratios applicable to our debt covenants to include the change in deferred revenue.  The Seventh Modification Agreement extended the maturity date of the Restated Credit Agreement to March 31, 2020.

In connection with these Modification Agreements obtained during fiscal 2017 and 2016, we have entered into a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.

The effective interest rate on our term loans and revolving line of credit was 3.1 percent at August 31, 2017 and 2.3 percent at August 31, 2016.

Term Loans Payable

In connection with the Fifth Modification Agreement, we obtained a $15.0 million term loan and have the ability to obtain additional term loans in increments of $5.0 million up to a maximum of $40.0 million.  Each additional term loan reduces the amount available to borrow on the revolving line of credit facility on a dollar-for-dollar basis.  We obtained a $5.0 million term loan during each of September 2016 and August 2017.  Interest on the term loans is payable monthly at LIBOR plus 1.85 percent per annum and each term loan matures in three years.  Interest is payable monthly and principal payments are due and payable on the first day of each January, April, July, and October.  Principal payments are equal to the original amount of each term loan divided by 16 and any remaining principal at the maturity date is immediately payable or may be rolled into a new term loan.  The proceeds from each term loan may be used for general corporate purposes and each term loan may be repaid sooner than the maturity date at our discretion.  The following information applies to our term loans payable at August 31, 2017 (in thousands):

	Original Principal	Quarterly Principal	Outstanding
Maturity Date	Amount	Payment Amount	Principal
May 24, 2019	$15,000	$938	$10,313
August 29, 2019	5,000	313	3,750
August 29, 2020	5,000	313	5,000
			$19,063

Principal payments by fiscal year through the maturity dates of the term loans are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2018	$6,250
2019	10,313
2020	2,500
$19,063

Revolving Line of Credit

The key terms and conditions of our revolving line of credit are as follows:

•
Available Credit – The maximum available credit was $40.0 million.  The amount of available credit has been reduced to $30.0 million as of August 31, 2017 by the $5.0 million term loans (as discussed above) obtained during fiscal 2017.

•	Maturity Date – The maturity date of the Revolving Line of Credit is March 31, 2020.

•	Interest Rate – The effective interest rate continues to be LIBOR plus 1.85 percent per annum and the unused credit fee on the line of credit remains 0.25 percent per annum.

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

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the Restated Credit Agreement.  At August 31, 2017, we believe that we were in compliance with the terms and covenants applicable to the Eighth Modification Agreement.  We had $4.4 million outstanding on our revolving line of credit at August 31, 2017, and had no borrowings outstanding on August 31, 2016.

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2017	2016
Financing obligation payable in
monthly installments of $297 at
August 31, 2017, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$22,943	$24,605
Less current portion	(1,868)	(1,662)
Total financing obligation,
less current portion	$21,075	$22,943

Future principal maturities of our financing obligation were as follows at August 31, 2017 (in thousands):

YEAR ENDING
AUGUST 31,
2018	$1,868
2019	2,092
2020	2,335
2021	2,600
2022	2,887
Thereafter	11,161
$22,943

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2018	$3,579
2019	3,651
2020	3,724
2021	3,798
2022	3,874
Thereafter	11,283
Total future minimum financing
obligation payments	29,909
Less interest	(8,278)
Present value of future minimum
financing obligation payments	$21,631

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2017, we had operating leases with remaining terms ranging from less than one year to approximately eight years.  The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2017 (in thousands):

YEAR ENDING
AUGUST 31,
2018	$866
2019	321
2020	84
2021	84
2022	84
Thereafter	268
$1,707

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $1.8 million, $2.2 million, and $2.3 million for the fiscal years ended August 31, 2017, 2016, and 2015.

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products (FCOP, refer to Note 18).  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $34.1 million, which had a carrying value of $7.9 million at August 31, 2017.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2017 include lease income of approximately $0.7 million per year from FCOP.  The majority of contracted lease income after fiscal 2021 is from FCOP (in thousands):

YEAR ENDING
AUGUST 31,
2018	$3,648
2019	3,359
2020	3,448
2021	1,814
2022	638
Thereafter	1,767
$14,674

Sublease revenue totaled $3.6 million, $4.4 million, and $4.4 million during the fiscal years ended August 31, 2017, 2016, and 2015.

8.	COMMITMENTS AND CONTINGENCIES

Information Systems and Warehouse Outsourcing Contract

Prior to July 2016, we had an outsourcing contract with HP Enterprise Services to provide information technology system support and product warehousing and distribution services.  Effective July 1, 2016, we entered into a new warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa.  Under the terms of the new contract, we pay a fixed charge of $18,000 per month for account management services and variable charges for other warehousing services based on specified activities, including shipping charges.  The warehouse charges may be increased each year of the contract based upon changes in the Employment Cost Index.  The new warehousing and distribution contract expires on June 30, 2019.

During fiscal years 2017, 2016, and 2015, we expensed $2.6 million, $3.8 million, and $4.9 million for services provided under the terms of our warehouse and distribution outsourcing contract.  The total amount expensed each year under these contracts include freight charges, which are billed to the Company based upon activity.  Freight charges included in the warehouse and distribution outsourcing costs totaled $1.5 million, $1.8 million, and $1.9 million during the fiscal years ended August 31, 2017, 2016, and 2015.  Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in future periods based upon sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2017, we had open purchase commitments totaling $6.6 million for products and services to be delivered primarily in fiscal 2018.  The increase over prior years is primarily due to commitments for enterprise risk planning software and AAP portal development activities.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company's operations at August 31, 2017.

Letters of Credit

At August 31, 2017 and 2016, we had standby letters of credit totaling $0.1 million.  These letters of credit were primarily required to secure commitments for certain insurance policies and expire in January 2018.  No amounts were drawn on the letters of credit at either August 31, 2017 or August 31, 2016.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2017, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

9.	SHAREHOLDERS' EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2017 and 2016, no shares of preferred stock were issued or outstanding.

Treasury Stock

Open Market Purchases

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Through August 31, 2017, we have purchased 1,539,828 shares of our common stock for $26.8 million under the terms of this expanded common stock repurchase plan.  The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

The cost of common stock purchased for treasury as shown on our consolidated statement of cash flows for the year ending August 31, 2017 includes the cost of 51,156 shares that were withheld for minimum statutory taxes on stock-based compensation awards issued to participants during the fiscal 2017.  The withheld shares were valued at the market price on the date the shares were distributed to participants, which totaled $0.9 million.  For the fiscal years ended August 31, 2016 and 2015, we withheld 2,260 shares and 17,935 shares for minimum statutory taxes on stock-based compensation awards, which had a total value of $38,000 and $0.3 million, respectively.

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

The book value of our financial instruments at August 31, 2017 and 2016 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2017 or 2016, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2017, our debt obligations consisted of variable-rate term notes payable and borrowings on our variable-rate revolving line of credit.  The term notes payable and revolving line of credit (Note 5) are negotiated components of our Restated Credit Agreement, which is renewed on a regular basis to maintain the long-term borrowing capability of the agreement.  Accordingly, the applicable interest rates on the term loans and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

We have contingent consideration liabilities resulting from our business acquisitions.  We measure the fair values of the contingent consideration liabilities at each reporting date based on various valuation models as described below.  Changes to the fair value of the contingent consideration liabilities are recorded as components of our selling, general, and administrative expenses in the accompanying consolidated statements of operations in the period of adjustment.

Robert Gregory Partners – On May 15, 2017, we acquired the assets of RGP (Note 2).  The purchase price included contingent consideration payments to the former owners of RGP of up to $4.5 million, based on the achievement of specified levels of earnings before interest, income taxes, depreciation, and amortization expense (EBITDA) and the delivery of "add-on coaching services content" for our AAP as set forth in the purchase agreement.  The specified levels of EBITDA include measures for RGP coaching services plus earnings from add-on coaching services sold through the AAP.  The fair value of the contingent consideration on the acquisition date was $1.4 million, of which $0.5 was paid during the fourth quarter for the successful delivery of the add-on coaching services content.  The fair value of the RGP contingent liability is estimated using a Monte Carlo simulation method, which considers numerous potential financial outcomes using estimated variables such as expected revenues, growth rates, and a discount rate.  This fair value measurement is considered a Level 3 measurement because we estimate revenues and corresponding expected growth rates each period.  The following range of growth rates were used to calculate the initial fair value of the contingent consideration:

	Likely	Minimum	Maximum
RGP growth rate - Year 1	14.8%	(12.0)%	35.0%
RGP growth rate - Year 2	10.0%	(12.0)%	35.0%
RGP growth rate - Year 3	10.0%	(12.0)%	35.0%

Add-on services growth rate - Year 1	60.0%	(20.0)%	130.0%
Add-on services growth rate - Year 2	50.0%	(20.0)%	130.0%
Add-on services growth rate - Year 3	40.0%	(20.0)%	130.0%

At August 31, 2017, the estimated fair value of the RGP contingent consideration was $0.9 million, which was recorded as a component of other long-term assets.

Jhana Education – On July 11, 2017, we acquired the stock of Jhana Education (Note 2).  The purchase price included potential contingent consideration of $7.2 million through the measurement period, which ends in July 2026.  The first two payments of $1.0 million each are payable during the first half of fiscal 2018, based on specified dates and objectives.  The payment of the remaining $5.2 million is based on a percentage of consolidated Company and total AAP sales.  The fair value of the contingent consideration was calculated using a probability weighted expected return methodology, which is a Level 3 measurement because we estimate projected consolidated Company and AAP sales over the measurement period.  Probabilities were applied to each potential sales outcome and the resulting values were discounted using a rate that considered Jhana's weighted average cost of capital and specific risk premiums associated with the potential contingent consideration.  At August 31, 2017, the fair value of the contingent consideration was $6.1 million, with $2.7 million recorded in accrued liabilities and the remaining $3.4 million recorded in other long-term liabilities.

Ninety Five 5, LLC – In fiscal 2013, we acquired Ninety Five 5, LLC (NinetyFive5).  The purchase price included contingent consideration payments to the former owners up to a maximum of $8.5 million, based on cumulative EBITDA as set forth in the purchase agreement.  The contingent consideration measurement period ended on August 31, 2017.  During the measurement period, we reassessed the fair value of the contingent consideration liability each period using the probability weighted expected return method.  This fair value measurement is considered a Level 3 measurement because we estimated projected earnings during measurement period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered Ninety Five 5's weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business.

Based on achieved EBITDA results through the first half of fiscal 2016, we paid the former owners of NinetyFive5 $2.2 million in the third quarter of fiscal 2016.  No further contingent consideration payments were made or are expected to be made to the former owners of NinetyFive5 since the measurement period ended on August 31, 2017.  During the fiscal years ended August 31, 2017 and 2016, the NinetyFive5 contingent consideration liability was comprised of the following activity (in thousands):

Contingent consideration liability at August 31, 2015	$2,565
Payment of first contingent consideration award	(2,167)
Increase in contingent consideration liability	1,538
Contingent consideration liability at August 31, 2016	1,936
Decrease in contingent consideration liability	(1,936)
Contingent consideration liability at August 31, 2017	$-

11.    STOCK-BASED COMPENSATION PLANS

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

On January 23, 2015, our shareholders approved the 2015 Omnibus Incentive Plan (the 2015 Plan), which authorized an additional 1.0 million shares of common stock for issuance to employees and members of the Board of Directors as stock-based payments.  We believe that the 2015 Plan will provide sufficient available shares to grant awards over the next several years, based on current expectations of grants in future periods.  A more detailed description of the 2015 Plan is set forth in the Company's Proxy Statement filed with the SEC on December 22, 2014.  At August 31, 2017, the 2015 Plan had approximately 494,000 shares available for future grants.

On May 31, 2017, our Board of Directors approved the 2017 Employee Stock Purchase Plan (the 2017 ESPP Plan).  The 2017 ESPP Plan authorized a new tranche of 1,000,000 shares to be issued to ESPP participants and modernized some aspects of the ESPP (e.g., allowing for electronic communication with participants), but all other key terms and conditions of the 2017 ESPP Plan remain consistent with the prior plan (e.g., discount percentage, purchase date, etc.).  We intend to submit the 2017 ESPP Plan to a vote of shareholders at our next annual shareholders' meeting, which is expected to be held in January 2018.  At August 31, 2017, the 2017 ESPP Plan had approximately 987,000 shares remaining for purchase by plan participants.

The total compensation expense of our stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Performance awards	$2,902	$2,492	$1,890
Unvested stock awards	500	450	400
Fully vested stock awards	135	60	125
Compensation cost of the ESPP	121	119	121
	$3,658	$3,121	$2,536

The compensation expense of our stock-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no stock-based compensation was capitalized during fiscal years 2017, 2016, or 2015.  During fiscal 2017, we issued 217,581 shares of our common stock from shares held in treasury for various stock-based compensation plans.  Certain of our stock-based compensation plans allow recipients to have shares withheld from the award to pay minimum statutory tax liabilities.  We withheld 51,156 shares of our common stock for minimum statutory taxes during fiscal 2017.

The following is a description of our stock-based compensation plans.

Performance Awards

Due to the significant change in our business resulting sales of the All Access Pass, on October 18, 2016, the Compensation Committee approved a modification to the fiscal 2012 through fiscal 2016 performance awards to include the change in deferred revenue, less certain costs, in adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) in the vesting calculations.  Our share price on October 18, 2016 was less than the share prices used to recognize stock-based compensation expense on the fiscal 2012 through fiscal 2015 performance awards and no incremental stock-based compensation expense was recognized from this modification for those awards.  The incremental compensation expense recorded in fiscal 2017 as a result of this modification for the fiscal 2016 LTIP award was approximately $0.6 million.

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

Each of the LTIP performance awards described below have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment.  Award tranches that have vested and shares distributed to participants are marked as "vested" in the tables below.  Tranches that have met the performance criteria, but are awaiting Compensation Committee approval are marked as "criteria met," and tranches that have been determined to not be probable of vesting are marked as "not probable" in the tables below.  The status for the tranches presented in the tables below is as of August 31, 2017.

Fiscal 2017 LTIP Award – On October 18, 2016, the Compensation Committee granted performance-based awards for our executive officers and members of senior management.  A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter gross All Access Pass sales as shown below.

Adjusted EBITDA			All Access Pass Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$36.7	42,789	amortizing	$30.1	18,338	vested
$41.8	42,789	amortizing	$35.4	18,338	vested
$47.7	42,789	amortizing	$40.8	18,338	vested
	128,367			55,014

Fiscal 2016 LTIP Award – On November 12, 2015, the Compensation Committee granted performance-based awards for our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of Organizational Development Suite (OD Suite) offerings as shown below.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.

Adjusted EBITDA			OD Suite Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$36.0	53,964	amortizing	$107.0	23,128	vested
$40.0	53,964	amortizing	$116.0	23,128	criteria met
$44.0	53,964	amortizing	$125.0	23,128	criteria met
	161,892			69,384

Fiscal 2015 LTIP Award – During fiscal 2015, the Compensation Committee granted a performance-based award for our executive officers and certain members of senior management.  A total of 112,464 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of OD Suite sales as shown below.

Adjusted EBITDA			OD Suite Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$39.6	26,241	amortizing	$107.0	11,247	vested
$45.5	26,241	amortizing	$118.0	11,247	criteria met
$52.3	26,241	not probable	$130.0	11,247	amortizing
	78,723			33,741

Fiscal 2014 LTIP Award – During the first quarter of fiscal 2014, the Compensation Committee granted performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).

Adjusted EBITDA			7 Habits Increased Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$37.0	20,864	vested	$5.0	8,942	vested
$43.0	20,864	amortizing	$10.0	8,942	vested
$49.0	20,864	not probable	$12.5	8,942	criteria met
	62,592			26,826

Fiscal 2013 LTIP Award – During the first quarter of fiscal 2013, the Compensation Committee granted a performance-based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and Productivity Practice sales.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$33.0	15,887	vested	$23.5	6,808	vested
$40.0	15,887	amortizing	$26.5	6,808	not probable
$47.0	15,887	not probable	$29.5	6,808	not probable
	47,661			20,424

Fiscal 2012 LTIP Award - During fiscal 2012, the Compensation Committee granted a performance-based equity award for the CEO, CFO, and CPO similar to the fiscal 2013 executive award described above.  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  The fiscal 2012 LTIP award measurement period ended on August 31, 2017.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$26.0	24,757	vested	$20.5	10,610	vested
$33.0	24,757	vested	$23.5	10,610	vested
$40.0	24,757	not vested	$26.5	10,610	not vested
	74,271			31,830

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. 2015 Omnibus Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  Each eligible director is entitled to receive a whole-share grant equal to $75,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders' Meeting) of each year.  Shares granted under the terms of this annual award are ineligible to be voted or participate in any common stock dividends until they are vested.

Under the terms of this program, we issued 29,834 shares, 25,032 shares, and 24,210 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2017, 2016, and 2015.  The fair value of shares awarded to the directors was $0.5 million in each of those years as calculated on the grant date of the awards.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.4 million in fiscal 2017, and $0.3 million in each of the fiscal years ended August 31, 2016 and 2015.  The following information applies to our unvested stock awards for the fiscal year ended August 31, 2017:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2016	25,032	$17.98
Granted	29,834	17.60
Forfeited	-	-
Vested	(25,032)	17.98
Unvested stock awards at
August 31, 2017	29,834	$17.60

At August 31, 2017, there was $0.2 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the remaining weighted-average vesting period of approximately four months.  The total recognized tax benefit from unvested stock awards totaled $0.2 million for fiscal 2017 and $0.1 million for each of the fiscal years ended August 31, 2016 and 2015.  The intrinsic value of our unvested stock awards at August 31, 2017 was $0.6 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company's common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2016	631,250	$11.41
Granted	-	-
Exercised	(62,500)	9.00
Forfeited	-	-
Outstanding at August 31, 2017	568,750	$11.67	2.8	$4,055

Options vested and exercisable at
August 31, 2017	568,750	$11.67	2.8	$4,055

During fiscal 2017, we had 62,500 stock options exercised on a net share basis, which had an aggregate intrinsic value of $0.5 million.  At August 31, 2017, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during either fiscal 2016 or 2015.

The following additional information applies to our stock options outstanding at August 31, 2017:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2017	Life (Years)	Exercise Price	2017	Exercise Price
$9.00	62,500	3.4	$9.00	62,500	$9.00
$10.00	168,750	2.8	$10.00	168,750	$10.00
$12.00	168,750	2.8	$12.00	168,750	$12.00
$14.00	168,750	2.8	$14.00	168,750	$14.00
	568,750			568,750

Fully Vested Stock Awards

Client Partner and Consultant Award – During fiscal 2011, we implemented a new fully vested stock-based award program that is designed to reward our client partners and training consultants for exceptional long-term performance.  The program grants shares of our common stock with a total value of $15,000 to each client partner who has sold over $20.0 million in cumulative sales or training consultant who has delivered over 1,500 days of training during their career.  During fiscal 2017, nine individuals qualified for this award; four individuals qualified for this award in fiscal 2016; and five individuals earned this award in fiscal 2015.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  We issued a total of 43,199 shares, 49,375 shares, and 42,687 shares to ESPP participants during the fiscal years ended August 31, 2017, 2016, and 2015, which had a corresponding cost basis of $0.6 million, $0.7 million, and $0.6 million, respectively.  We received cash proceeds for these shares from ESPP participants totaling $0.7 million in each of the fiscal years ended August 31, 2017, 2016, and 2015.

12.	IMPAIRED ASSETS

Our impaired asset charges during fiscal 2015 consisted of the following (in thousands):

Long-term receivables from FCOP	$541
Capitalized curriculum	414
Investment cost method subsidiary	220
Prepaid expenses and other long-term assets	127
$1,302

The following is a description of the circumstances regarding the impairment of these long-lived assets.

Long-Term Receivables From FCOP – We determined that the operating agreements between the Company and FCOP allow us to collect reimbursement for certain rental expenses prior to the annual required distribution of earnings to FCOP's creditors.  Such rents were previously treated as lower in priority and therefore, were considered long-term receivables.  Although this determination improved our cash flows and collections of rents receivable from FCOP in the short term, it reduced the amount of cash we were expecting to receive from the required distribution of earnings to pay long-term receivable balances.  After this determination was made, the present value of our previously recorded long-term receivables was more than the present value of expected corresponding cash flows.  Accordingly, we recalculated our discount on the long-term receivables and impaired the remaining balance.

Capitalized Curriculum – During fiscal 2015, we determined that it would be beneficial to discontinue a component of one of our existing offerings and we received legal notice that another offering contained names trademarked by another entity.  Since we currently offer a similar program, the decision was made to discontinue the offering rather than modify the curriculum as required by applicable trademark law.  Accordingly, we impaired the remaining unamortized carrying value of these offerings.  These items were classified as components of other long-term assets on our consolidated balance sheets.

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

Prepaid Expenses and Other Long-Term Assets – In connection with a component of one of our offerings that was discontinued (as described above), we had prepaid royalties to an unrelated developer.  Based on the decision to impair the content, we determined that the probability of receiving cash flows sufficient to recover the prepaid royalties was remote and we expensed the carrying value of these prepaid assets.  Approximately $60,000 of this balance was previously included in other long-term assets.

13.	CONTRACT TERMINATION AND RESTRUCTURING COSTS

Contract Termination Costs

During fiscal 2017, we entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us totaling $16.1 million (at current exchange rates) over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the new minimum royalty stream, or $5.4 million, plus one-third of any royalties in excess of the contractual minimums to the licensee that owns the rights for that country.  In exchange for a $1.5 million payment, we terminated the previously existing profit-sharing agreement and we will not owe any further profit sharing-payments to the international licensee.  For example, during fiscal 2017, we received $0.9 million of royalty revenues from this agreement.  Under the previous profit sharing arrangement, we would have been required to pay $0.3 million to the licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment during the second quarter of fiscal 2017.

Restructuring Costs

Fiscal 2017 Restructuring Costs

During the third quarter of fiscal 2017, we determined to exit the publishing business in Japan and restructured our U.S./Canada direct office operations in order to support new sales and renewals of the All Access Pass.  We expensed $3.6 million related to these changes during fiscal 2017 as described below.  The majority of these costs were attributable to our Direct Offices operating segment.

Exit Japan Publishing Business

Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan for $2.1 million, which was recorded as a component of product cost of sales in the accompanying consolidated statements of operations for fiscal 2017.

U.S./Canada Direct Office Restructuring

We restructured the operations of our U.S/Canada direct offices to create new smaller regional teams which are focused on selling the All Access Pass, helping clients strategically implement the AAP, and providing services to further develop long-term client relationships.  Accordingly, we determined that our three remaining sales offices located in Atlanta, Georgia; Irvine, California; and Chicago, Illinois were unnecessary since most client partners work from home-based offices; restructured the operations of the Sales Performance and Winning Customer Loyalty Practices; and eliminated certain functions to reduce costs in future periods.  The $1.5 million restructuring charge associated with these operational changes was comprised of the following (in thousands):

Description	Amount
Severance costs	$986
Office closure costs	496
$1,482

As of August 31, 2017, all of the severance costs have been paid and the remaining office closure cost accrual totaled $0.5 million, which is included as a component of accrued liabilities on the accompanying consolidated balance sheet.

Fiscal 2016 Restructuring Costs

In the fourth quarter of fiscal 2016, we restructured the operations of certain of our domestic sales offices.  The cost of this restructuring was $0.4 million and was primarily comprised of employee severance costs, which were paid in August and September 2016.

We also restructured the operations of our Australian direct office.  The restructuring was designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia now work from home offices, similar to many of our sales personnel located in the U.S. and Canada.  The Australia office restructure cost $0.4 million and was primarily comprised of office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.  The severance costs included the restructuring charge totaled less than $40,000.  As of August 31, 2017 substantially all of the remaining accrued restructuring costs were paid.

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
$587

The majority of these costs were paid prior to August 31, 2015 and there were no remaining costs from the fiscal 2015 restructuring accrued as of August 31, 2017.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.9 million, $1.9 million, and $1.7 million during the fiscal years ended August 31, 2017, 2016, and 2015.  We do not sponsor or participate in any defined-benefit pension plans.

Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a "rabbi trust," which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan's assets were liquidated, the plan's liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2017 and 2016, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

15.	INCOME TAXES

Our benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Current:
Federal	$69	$(380)	$(220)
State	(71)	(197)	(208)
Foreign	(2,320)	(2,553)	(2,691)
	(2,322)	(3,130)	(3,119)

Deferred:
Federal	(1,227)	(1,584)	(3,239)
State	(17)	70	(138)
Foreign	468	50	200
Operating loss carryforward	6,964	-	-
Valuation allowance	(129)	(301)	-
	6,059	(1,765)	(3,177)
	$3,737	$(4,895)	$(6,296)

The allocation of our total income tax provision (benefit) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Net income (loss)	$3,737	$(4,895)	$(6,296)
Other comprehensive income	37	115	52
	$3,774	$(4,780)	$(6,244)

Income (loss) before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
United States	$(10,126)	$9,328	$15,073
Foreign	(783)	2,583	2,339
	$(10,909)	$11,911	$17,412

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2017	2016	2015
Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal effect	2.3	(1.9)	(2.3)
Valuation allowance	(1.2)	(2.5)	-
Foreign jurisdictions tax differential	(1.9)	0.6	(1.2)
Tax differential on income subject to both U.S. and foreign taxes	0.4	(1.9)	(0.5)
Effect of claiming foreign tax credits instead of deductions for prior years	-	-	3.2
Uncertain tax positions	4.4	0.4	0.9
Non-deductible executive compensation	(1.6)	-	(0.2)
Non-deductible meals and entertainment	(2.2)	(1.6)	(1.1)
Other	(0.9)	0.8	-
	34.3%	(41.1)%	(36.2)%

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

We recognized tax benefits from deductions for stock-based compensation in excess of the corresponding expense recorded for financial statement purposes.  Instead of reducing our income tax expense for these benefits, we recorded $0.2 million and $0.1 million for the fiscal years ending August 31, 2017 and 2015.  Tax expense related to stock-based compensation recorded in additional paid-in capital for fiscal 2016 was insignificant.  Following the adoption of ASU 2016-09 in fiscal 2018, the benefits and deductions resulting from stock-based compensation in excess of the corresponding book expense will be recorded as a component of our income tax provision or benefit for the period.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

AUGUST 31,	2017	2016
Deferred income tax assets:
Net operating loss carryforward	$10,310	$-
Sale and financing of corporate
headquarters	8,420	9,013
Foreign income tax credit
carryforward	4,382	2,784
Stock-based compensation	2,954	2,674
Inventory and bad debt reserves	1,643	1,147
Bonus and other accruals	1,574	1,017
Deferred revenue	510	405
Other	337	617
Total deferred income tax assets	30,130	17,657
Less: valuation allowance	(612)	(301)
Net deferred income tax assets	29,518	17,356

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,539)	(8,528)
Intangibles step-ups – definite lived	(7,607)	(6,003)
Intangible asset impairment and
amortization	(4,875)	(4,505)
Property and equipment depreciation	(4,960)	(3,367)
Deferred commissions	(2,195)	-
Unremitted earnings of foreign
subsidiaries	(492)	(574)
Other	(236)	(399)
Total deferred income tax liabilities	(28,904)	(23,376)
Net deferred income taxes	$614	$(6,020)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2017	2016
Other long-term assets	$1,647	$650
Long-term liabilities	(1,033)	(6,670)
Net deferred income tax liability	$614	$(6,020)

As of August 31, 2016, we had utilized all of our U.S. federal net operating loss carryforwards.  However, we incurred a federal net operating loss of $17.5 million in fiscal 2017 and acquired a federal net operating loss carryforward of $7.7 million in connection with the purchase of the stock of Jhana Education (Note 2) in fiscal 2017.  Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2017 (in thousands):

			Loss	Loss	Operating
Loss Carryforward	Loss Carryforward		Deductions	Deductions	Loss Carried
for Year Ended	Expires August 31,	Amount	in Prior Years	in Current Year	Forward
December 31, 2012	2031	$243	$-	$-	$243
December 31, 2013	2032	553	-	-	553
December 31, 2014	2033	1,285	-	-	1,285
December 31, 2015	2034	1,491	-	-	1,491
December 31, 2016	2035	3,052	-	-	3,052
July 15, 2017	2036	1,117	-	-	1,117
Acquired NOL		7,741	-	-	7,741
August 31, 2017	2037	17,500	-	-	17,500
		$25,241	$-	$-	$25,241

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2017 and August 31, 2029.  The U.S. state net operating loss carryforwards generated in fiscal 2017 primarily expire on August 31, 2037.  The state net operating loss carryforwards acquired through the purchase of Jhana Education stock expire between August 31, 2031 and August 31, 2036.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2017 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2017	Forward
2011	2021	$3,445	$(859)	$-	$2,586
2012	2022	2,563	(2,563)	-	-
2013	2023	2,815	(2,815)	-	-
2014	2024	1,378	(1,378)	-	-
2015	2025	1,422	(1,422)	-	-
2016	2026	1,569	(1,569)	-	-
2017	2027	1,796	-	-	1,796
		$14,988	$(10,606)	$-	$4,382

During the year ended August 31, 2016, we determined it was more likely than not that deferred tax assets of a foreign subsidiary would not be realized.  Accordingly, we recorded a $0.3 million valuation allowance against these deferred tax assets in fiscal 2016.  During fiscal 2017, we increased this valuation allowance by $0.1 million to $0.4 million, which reduced our income tax benefit for the year by $0.1 million.

We acquired federal and state net operating loss carryforwards in connection with the purchase of Jhana Education stock during fiscal 2017.  Section 382 of the Internal Revenue Code limits our ability to use these acquired losses.  Accordingly, we recorded valuation allowances in the amount of $0.2 million against the related deferred tax assets.  Our income tax benefit for fiscal 2017 was unaffected by this valuation allowance.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets, except for the assets subject to the valuation allowances.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowance as described above, is more likely than not at August 31, 2017.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Beginning balance	$3,024	$3,115	$3,491
Additions based on tax positions
related to the current year	10	199	244
Additions for tax positions in
prior years	85	3	144
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(634)	(212)	(339)
Other reductions for tax positions of
prior years	(126)	(81)	(425)
Ending balance	$2,359	$3,024	$3,115

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million at August 31, 2017, and $2.1 million at August 31, 2016.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2017 is $2.4 million related to individual states' net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased or decreased our income tax expense by an insignificant amount in each of fiscal 2017, fiscal 2016 and fiscal 2015.  The balance of interest and penalties included in other liabilities on our consolidated balance sheets at August 31, 2017 and 2016 was $0.3 million at each date.

During the next 12 months, we expect a decrease in unrecognized tax benefits totaling $0.2 million relating to state net operating loss deductions upon the lapse of the applicable statute of limitations.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2010-2017	Canada and Australia
2012-2017	Japan and the United Kingdom
2013-2017	United States – state and local income tax
2014-2017	United States – federal income tax
2016-2017	China
2017	Singapore

16.	EARNINGS (LOSS) PER SHARE

The following is a reconciliation from basic earnings (loss) per share (EPS) to diluted EPS (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2017	2016	2015
Numerator for basic and
diluted earnings per share:
Net income (loss)	$(7,172)	$7,016	$11,116

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,819	14,944	16,742
Effect of dilutive securities:
Stock options and other
stock-based awards	-	132	181
Diluted weighted average shares
outstanding	13,819	15,076	16,923

EPS Calculations:
Net income (loss) per share:
Basic	$(0.52)	$0.47	$0.66
Diluted	(0.52)	0.47	0.66

Since we incurred a net loss for the fiscal year ended August 31, 2017, no potentially dilutive securities were included in the calculation of our earnings per share because the inclusion of these securities would be antidilutive.  The number of dilutive securities that would have been included at August 31, 2017 would have been approximately 0.2 million shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if our financial results reach specified targets (Note 11).

17.	SEGMENT INFORMATION

Reportable Segments

Our revenues are primarily obtained from the sale of training and consulting services and related products.  During fiscal 2017, we managed our business based on the following four operating segments:

•
Direct Offices – This division includes our geographic sales offices that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, and Australia; and our public programs group.

•
Strategic Markets – This division includes our government services office, the Sales Performance practice, the Customer Loyalty practice, and the "Global 50" group, which is specifically focused on sales to large, multi-national organizations.

•	Education practice – This division includes our domestic and international Education practice operations, which are centered on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees' royalty revenues.

We have determined that the Company's chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, contract termination costs, restructuring charges, depreciation expense, amortization expense, and certain other items such as impaired asset charges and adjustments for changes in the fair value of contingent consideration liabilities from business acquisitions.

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

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2017	Customers	Gross Profit	EBITDA

Direct offices	$96,662	$65,950	$6,134
Strategic markets	22,974	13,601	(2,005)
Education practice	44,122	27,916	6,043
International licensees	13,571	10,483	6,005
Total	177,329	117,950	16,177
Corporate and eliminations	7,927	4,717	(8,478)
Consolidated	$185,256	$122,667	$7,699

Fiscal Year Ended
August 31, 2016

Direct offices	$103,605	$74,632	$17,791
Strategic markets	29,819	18,791	3,559
Education practice	40,844	24,513	4,787
International licensees	17,113	13,152	8,646
Total	191,381	131,088	34,783
Corporate and eliminations	8,674	4,066	(7,889)
Consolidated	$200,055	$135,154	$26,894

Fiscal Year Ended
August 31, 2015

Direct offices	$113,087	$81,057	$18,801
Strategic markets	37,039	21,680	8,418
Education practice	33,681	19,350	3,084
International licensees	16,547	12,343	6,645
Total	200,354	134,430	36,948
Corporate and eliminations	9,587	3,659	(5,090)
Consolidated	$209,941	$138,089	$31,858

A reconciliation of Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
Enterprise Adjusted EBITDA	$16,177	$34,783	$36,948
Corporate expenses	(8,478)	(7,889)	(5,090)
Consolidated Adjusted EBITDA	7,699	26,894	31,858
Stock-based compensation	(3,658)	(3,121)	(2,536)
Reduction (increase) in
contingent consideration liability	1,936	(1,538)	(35)
Costs to exit Japan publishing business	(2,107)	-	-
Contract termination costs	(1,500)	-	-
Restructuring costs	(1,482)	(776)	(587)
ERP system implementation costs	(1,404)	(448)	-
China office start-up costs	(505)	(222)	-
Business acquisition costs	(442)	-	-
Impaired assets	-	-	(1,302)
Depreciation	(3,879)	(3,677)	(4,142)
Amortization	(3,538)	(3,263)	(3,727)
Income (loss) from operations	(8,880)	13,849	19,529
Interest income	379	325	383
Interest expense	(2,408)	(2,263)	(2,137)
Discount on related party receivable	-	-	(363)
Income (loss) before income taxes	(10,909)	11,911	17,412
Benefit (provision) for income taxes	3,737	(4,895)	(6,296)
Net income (loss)	$(7,172)	$7,016	$11,116

Geographic Information

Our revenues are derived primarily from the United States.  However, we also operate wholly owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2017	2016	2015
United States	$137,219	$155,153	$162,594
Japan	14,482	14,997	14,446
China	11,552	3,884	2,424
United Kingdom	4,754	7,716	8,997
Canada	4,372	4,357	6,460
Australia	2,704	3,404	3,774
Western Europe	1,679	1,503	1,364
Thailand	1,147	1,226	1,055
Denmark/Scandinavia	775	863	729
Mexico/Central America	751	917	974
Middle East	723	584	670
Singapore	722	1,143	1,397
India	701	677	708
Central/Eastern Europe	638	644	492
Indonesia	614	579	651
Brazil	410	319	321
Malaysia	364	384	511
The Philippines	324	332	327
Others	1,325	1,373	2,047
	$185,256	$200,055	$209,941

At August 31, 2017, we had wholly owned direct offices in Australia, China, Japan, and the United Kingdom.  Our China direct offices opened on September 1, 2016.  Our long-lived assets, excluding intangible assets, goodwill, and the long-term portion of the related party receivable were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2017	2016
United States/Canada	$33,146	$27,288
Japan	2,350	2,045
Australia	466	349
China	301	-
United Kingdom	240	114
Singapore	152	-
	$36,655	$29,796

Inter-segment sales were immaterial and were eliminated in consolidation.

18.	RELATED PARTY TRANSACTIONS

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

Pursuant to a fiscal 2011 warrant exercise agreement with Knowledge Capital, we filed a registration statement with the SEC on Form S-3 to register shares held by Knowledge Capital.  This registration statement was declared effective on January 26, 2015.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  At each of August 31, 2017 and 2016, Knowledge Capital held 2.8 million shares of our common stock.

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

As a result of FCOP's structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP's losses in the accompanying consolidated statements of operations because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP's losses through August 31, 2017.

Based on changes to FCOP's debt agreements and certain other factors in fiscal 2012, we reconsidered whether FCOP was a variable interest entity as defined under FASC 810, and determined that FCOP was a variable interest entity.  Although the changes to the debt agreements did not modify the governing documents of FCOP, the changes were substantial enough to raise doubts regarding the sufficiency of FCOP's equity investment at risk.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP's economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have an obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

The operations of FCOP are primarily financed by the sale of planning products and accessories, and our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and rental payments for the office space that FCOP occupies.

We classify our receivables from FCOP based upon expected payment.  Long-term receivable balances are discounted at 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  This rate was based on a variety of factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP's lenders, and an evaluation of the realizability of FCOP's future cash flows.  In fiscal 2013, we began to accrete this long-term receivable and the majority of our interest income from fiscal 2015 through fiscal 2017 is attributable to the accretion of interest on long-term receivables.

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

At August 31, 2017 and 2016, we had $1.7 million (net of $0.7 million discount) and $3.2 million (net of $0.8 million discount) receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP approximately $9,000 and $0.1 million at August 31, 2017 and 2016, respectively, for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.

CoveyLink Acquisition and Contractual Payments

During fiscal 2009, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

We accounted for the acquisition of CoveyLink using the guidance found in Statement of Financial Accounting Standards No. 141, Business Combinations.  The previous owners of CoveyLink were entitled to earn annual contingent payments based upon earnings growth during the five years following the acquisition.  During fiscal 2015, we completed a review of the contingent consideration payments and determined that we owed the former owners of CoveyLink an additional $0.3 million for performance during the measurement period.  We do not anticipate any further payments related to the acquisition of CoveyLink.  The annual contingent payments were classified as goodwill in our consolidated balance sheets under the accounting guidance applicable at the time of the acquisition.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license for intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay the brother of one of our executive officers royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.5 million, $1.4 million, and $1.4 million during the fiscal years ended August 31, 2017, 2016, and 2015.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers' services agreement, we pay the brother of one of our executive officers a portion of the speaking revenues received for his presentations.  We expensed $1.2 million, $1.3 million, and $1.0 million for payment on these presentations during fiscal years 2017, 2016 and 2015.  We had $0.7 million accrued for these royalties and speaking fees at each of August 31, 2017 and 2016, which were included as components of accrued liabilities in our consolidated balance sheets.

Acquired License Rights for Intellectual Property

During the third quarter of fiscal 2017, we acquired the license rights for certain intellectual property owned by Higher Moment, LLC for $0.8 million.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who is a member of our Board of Directors.  However, Dr. Christensen does not have an ownership interest in Higher Moment, LLC.  The initial license period is five years and the agreement may be renewed for successive five-year periods for $0.8 million at each renewal date.  The agreement may be terminated by either party at any time, but if we choose to terminate the agreement prior to the third renewal date, we are required to pay $0.3 million to Higher Moment, LLC.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2017, 2016, and 2015, we expensed $0.2 million, $0.3 million, and $0.2 million for these royalties, and we had $0.1 million and $0.2 million accrued at August 31, 2017 and 2016 as payable under the terms of these arrangements.  These amounts are included as a component of accrued liabilities in our consolidated balance sheets.

We pay the estate of the late Dr. Stephen R. Covey a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  We expensed $0.1 million in each of fiscal 2016 and fiscal 2015 for royalties under these agreements.  At August 31, 2016, we had $0.2 million accrued for payment to the estate of the former Vice-Chairman under these royalty agreements.  Amounts payable to the estate of Dr. Stephen R. Covey are included as components of accrued liabilities in our consolidated balance sheets.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

The management of Franklin Covey Co. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in the Company's annual report on Form 10-K.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled "Nominees for Election to the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," and "Board of Director Meetings and Committees" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 26, 2018.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  Executive officer biographies may be found in Item 1, under the section entitled "Executive Officers," of this report on Form 10-K.

The Board of Directors has determined that one of the Audit Committee members, Mr. Michael Fung, is a "financial expert" as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has also determined that Mr. Fung is an "independent director" as defined by the New York Stock Exchange (NYSE).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 26, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	1,129	(2)	$11.41	1,481	(3)

(1)	Excludes 29,834 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 560,110 performance share awards that may be awarded under the terms of various long-term incentive plans.  The number of shares eventually awarded to participants through our long-term incentive plans is variable and based upon the achievement of specified financial goals.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2017 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2017, we had approximately 987,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 26, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 26, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled "Principal Accountant Fees" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 26, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2017, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2017 and 2016

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the fiscal years ended August 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2017, 2016, and 2015

Consolidated Statements of Shareholders' Equity for the fiscal years ended August 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(9)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(10)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company's Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(16)
4.1	Specimen Certificate of the Registrant's Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(8)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.4	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.5	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.6	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(11)
10.7	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(11)
10.8	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(11)
10.9	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(11)
10.10	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(11)
10.11	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(11)
10.12	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(12)
10.13	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(12)
10.14*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(13)
10.15	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(14)

10.16	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(14)
10.17	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(14)
10.18	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(15)
10.19	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(17)
10.20	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(18)
10.21*	Form of Change in Control Severance Agreement	(19)
10.22	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(20)
10.23	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(21)
10.24*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(22)
10.25	Fourth Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(23)
10.26	Fifth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016	(24)
10.27	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A., for $15 million term loan, dated May 24, 2016	(24)
10.28	Sixth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated February 28, 2017	(25)
10.29	Seventh Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 31, 2017	(26)
10.30	Eighth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(27)
10.31	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(27)

21	Subsidiaries of the Registrant	éé
23.1	Consent of Independent Registered Public Accounting Firm	éé
23.2	Consent of Independent Registered Public Accounting Firm	éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	éé
32	Section 1350 Certifications	éé
101.INS	XBRL Instance Document	éé
101.SCH	XBRL Taxonomy Extension Schema	éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase	éé
101.LAB	XBRL Taxonomy Extension Label Linkbase	éé
101.PRE	XBRL Extension Presentation Linkbase	éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on February 1, 2005.**
(9)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(10)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(13)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(15)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(16)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**
(22)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 2, 2015.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on May 24, 2016.**
(25)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 3, 2017.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 1, 2017.**
(27)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 29, 2017.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2017.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2017
Robert A. Whitman
/s/ Anne Chow	Director	November 14, 2017
Anne Chow
/s/ Clayton M. Christensen	Director	November 14, 2017
Clayton M. Christensen
/s/ Michael Fung	Director	November 14, 2017
Michael Fung
/s/ Dennis G. Heiner	Director	November 14, 2017
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2017
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2017
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2017
E. Kay Stepp
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2017
Stephen D. Young