Form 10-Q
period 2018-01-09
FRANKLIN COVEY CO
filed 2018-01-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

13,858,289 shares of Common Stock as of December 31, 2017

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 30,	August 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,087	$8,924
Accounts receivable, less allowance for doubtful accounts of $2,738 and $2,310	50,153	66,343
Receivable from related party	1,182	1,020
Inventories	3,309	3,353
Income taxes receivable	329	259
Prepaid expenses and other current assets	12,604	11,936
Total current assets	75,664	91,835

Property and equipment, net	21,435	19,730
Intangible assets, net	55,899	57,294
Goodwill	24,220	24,220
Long-term receivable from related party	754	727
Other long-term assets	16,889	16,925
	$194,861	$210,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of financing obligation	$1,922	$1,868
Current portion of term notes payable	6,250	6,250
Accounts payable	7,068	9,119
Deferred revenue	35,250	40,772
Accrued liabilities	15,781	22,617
Total current liabilities	66,271	80,626

Line of credit	9,050	4,377
Financing obligation, less current portion	20,570	21,075
Term notes payable, less current portion	11,563	12,813
Other liabilities	5,626	5,742
Deferred income tax liabilities	39	1,033
Total liabilities	113,119	125,666

Shareholders' equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	209,840	212,484
Retained earnings	67,064	69,456
Accumulated other comprehensive income	590	667
Treasury stock at cost, 13,261 shares and 13,414 shares	(197,105)	(198,895)
Total shareholders' equity	81,742	85,065
	$194,861	$210,731

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 26,
	2017	2016
	(unaudited)

Net sales	$47,932	$39,787
Cost of sales	15,064	14,479
Gross profit	32,868	25,308

Selling, general, and administrative	33,824	29,095
Depreciation	901	866
Amortization	1,395	722
Loss from operations	(3,252)	(5,375)

Interest income	61	116
Interest expense	(549)	(620)
Loss before income taxes	(3,740)	(5,879)
Income tax benefit	1,348	1,921
Net loss	$(2,392)	$(3,958)

Net loss per share:
Basic and diluted	$(0.17)	$(0.29)

Weighted average number of common shares:
Basic and diluted	13,725	13,791

COMPREHENSIVE INCOME (LOSS)
Net loss	$(2,392)	$(3,958)
Foreign currency translation adjustments,
net of income tax benefit of $42 and $342	(77)	635
Comprehensive loss	$(2,469)	$(3,323)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 30,	November 26,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,392)	$(3,958)
Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Depreciation and amortization	2,295	1,588
Stock-based compensation expense	956	1,214
Amortization of capitalized curriculum costs	1,277	977
Deferred income taxes	(1,799)	-
Increase (reduction) in contingent consideration liabilities	176	(1,013)
Changes in assets and liabilities:
Decrease in accounts receivable, net	16,148	10,850
Decrease (increase) in inventories	26	(191)
Increase in receivable from related party	(190)	(231)
Increase in prepaid expenses and other assets	(416)	(1,458)
Decrease in accounts payable and accrued liabilities	(8,125)	(6,562)
Decrease in deferred revenue	(5,570)	(553)
Increase in income taxes payable/receivable	(53)	(2,630)
Increase (decrease) in other long-term liabilities	5	(911)
Net cash provided by (used for) operating activities	2,338	(2,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,414)	(2,040)
Curriculum development costs	(703)	(666)
Acquisition of business	(1,109)	-
Net cash used for investing activities	(4,226)	(2,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	24,633	-
Payments on line of credit borrowings	(19,960)	-
Proceeds from term notes payable financing	-	5,000
Principal payments on term notes payable	(1,250)	(1,250)
Principal payments on financing obligation	(451)	(401)
Purchases of common stock for treasury	(1,968)	(17)
Proceeds from sales of common stock held in treasury	158	153
Net cash provided by financing activities	1,162	3,485
Effect of foreign currency exchange rates on cash and cash equivalents	(111)	(481)
Net decrease in cash and cash equivalents	(837)	(2,580)
Cash and cash equivalents at the beginning of the period	8,924	10,456
Cash and cash equivalents at the end of the period	$8,087	$7,876

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$640	$688
Cash paid for interest	614	615

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$901	$300

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on individual and organizational performance improvement.  Our mission is to "enable greatness in people and organizations everywhere," and our employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Educational Improvement, Sales Performance, and Customer Loyalty.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

In the training and consulting marketplace, we believe there are three important characteristics that distinguish us from our competitors.

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: subscription-as-a-service (SaaS) offerings, which includes the All Access Pass and other subscription offerings; intellectual property licenses; on-site training; training led through certified facilitators; on-line learning; blended learning; and organization-wide transformational processes, including consulting and coaching.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2017.

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

Our fiscal year ends on August 31 of each year.  During fiscal 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar, in which quarterly periods ended on different dates from year-to-year, to the last day of the calendar month in each quarter.  The change was made to improve comparability between fiscal periods.  Beginning with the second quarter of fiscal 2017, our fiscal quarters end on the last day of November, February, and May.  We do not believe that the change in quarter ending dates had a material impact on the financial results for the quarter ended November 30, 2017.

Our sales primarily consist of training and consulting services.  In fiscal 2017, we exited the publishing business in Japan, which significantly reduced our sales of tangible products in the first quarter of fiscal 2018.  Due to the immateriality of product and leasing sales (approximately three percent of consolidated revenues during the first quarter of 2018 combined) compared with training and consulting sales, we have condensed our reported sales and cost of sales into one line for presentation purposes.

The results of operations for the quarter ended November 30, 2017 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2018, or for any future periods.

Accounting Pronouncements Issued and Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  The guidance in ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  On September 1, 2017, we adopted the provisions of ASU 2016-09.  The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We are required to adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  The new standard may be adopted using the "full retrospective" or "modified retrospective" approach.  We are continuing to assess the impact of adopting ASU 2014-09 on our financial position, results of operations, and related disclosures, and we have not yet determined the method of adoption nor the full impact that the standard will have on our reported revenue or results of operations.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be more significantly impacted by the new standard.  The Company will continue to assess the new standard along with industry trends and additional interpretive guidance, and it may adjust its implementation plan accordingly.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of November 30, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of November 30, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act into law.  Based on this legislation, we expect a tax benefit between $1.2 million and $1.5 million, primarily due to re-measurement of deferred tax assets and liabilities.  The statutory U.S. federal income tax rate for our current fiscal year ending August 31, 2018 is expected to be 26 percent.  The statutory rate applicable in future years is expected to be 21 percent.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2017	2017
Finished goods	$3,284	$3,306
Raw materials	25	47
	$3,309	$3,353

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2017, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from previous business acquisitions are considered "level 3" measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The valuation models described in our annual report on Form 10-K for the fiscal year ended August 31, 2017 were utilized during the current period (with updated estimates) to arrive at the estimated fair value of the contingent consideration liabilities.  The fair value of the liabilities from the Robert Gregory Partners (RGP) and Jhana Education (Jhana) acquisitions changed as follows during the quarter ended November 30, 2017 (in thousands):

	Balance at	Increases in	Payments/	Balance at
	August 31, 2017	Fair Value	Decreases	November 30, 2017
RGP Acquisition	$913	$-	$-	$913
Jhana Acquisition	6,052	176	(1,109)	5,119
	$6,965	$176	$(1,109)	$6,032

Approximately $1.8 million of the Jhana contingent consideration liability was recorded as a component of accrued liabilities in our condensed consolidated balance sheet at November 30, 2017.  The remainder of our contingent consideration liability is classified as a component of other long-term liabilities.  Due to the timing of the first Jhana contingent liability payment, the amount was classified as a component of investing activities on our condensed consolidated statement of cash flows for the quarter ended November 30, 2017.

Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 4 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our stock-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 26,
	2017	2016
Performance awards	$791	$1,078
Unvested share awards	131	113
Employee stock purchase plan	34	23
	$956	$1,214

During the quarter ended November 30, 2017, we issued 251,234 shares of our common stock to employees for stock-based compensation awards.  Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the first quarter of fiscal 2018, we withheld 102,765 shares of our common stock to cover statutory taxes on stock-based compensation awards that vested during the quarter.  The following is a description of the developments in our stock-based compensation plans during the quarter ended November 30, 2017.

Performance Awards

On November 14, 2017, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors granted a new performance-based long-term incentive plan (LTIP) award to our executive officers and members of senior management.  The fiscal 2018 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) fiscal 2020 qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA); and 3) fiscal 2020 subscription sales.  Twenty-five percent of a participant's award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures.  The number of shares granted in this tranche totals 42,883 shares.  The remaining two tranches of the award are divided between the achievement of certain levels of Adjusted EBITDA and subscription sales recognized in fiscal 2020.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) up to 200 percent of the participant's award (maximum threshold).  The maximum number of shares that may be awarded in connection with these tranches totals 257,300 shares.

The fiscal 2018 LTIP has a three-year life and expires on August 31, 2020.

Compensation expense recognized during the quarter ended November 30, 2017, for performance awards includes expense related to awards granted in previous periods for which the performance conditions are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter ended November 30, 2017, we issued 9,887 shares of our common stock to participants in the ESPP.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following is a reconciliation from basic earnings (loss) per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 26,
	2017	2016
Numerator for basic and
diluted earnings per share:
Net loss	$(2,392)	$(3,958)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,725	13,791
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-
Diluted weighted average
shares outstanding	13,725	13,791

EPS Calculations:
Net loss per share:
Basic	$(0.17)	$(0.29)
Diluted	(0.17)	(0.29)

Since we incurred a net loss for the quarter ended November 30, 2017, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended November 30, 2017 would have been approximately 281,000 shares.  Other securities, including stock-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if we achieve specified targets.

NOTE 6 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting services.  During the first quarter of fiscal 2018, we reorganized our operations into two new divisions: the Enterprise Division and the Education Division.  The Enterprise Division consists of sales channels that are primarily focused on sales of the All Access Pass and related services to both corporate and governmental entities.  Paul S. Walker was named President of the Enterprise Division during the quarter ended November 30, 2017.  The Education Division is focused on sales to educational institutions, including elementary schools, middle schools, high schools, and colleges and universities.  M. Sean Covey was appointed President of the Education Division during the quarter ended November 30, 2017.  Our internal reporting structure was revised to reflect these changes and is now comprised of three operating segments and a corporate services group.  The former Strategic Markets operating segment was absorbed by the Direct Office operating segment since their target customers and sales methodologies are essentially identical.  The remaining operating segments were determined to be reportable segments under the applicable accounting guidance.  The following is a brief description of our reportable segments:

•
Direct Offices – This group includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, and Australia; our governmental sales channel; and our public program operations.

•	Education Practice – This group includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees' royalty revenues. The international licensees are included in the Enterprise Division.

•	Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, and certain corporate administrative expenses.

We determined that the Company's chief operating decision maker continues to be the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as our income or loss from operations excluding stock-based compensation, depreciation expense, amortization expense, and certain other charges such as restructuring charges, impaired asset charges, and adjustments for changes in the fair value of contingent liabilities from business acquisitions.  Prior period segment financial information was reclassified to conform to our current reporting and operating structure.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2017	Customers	Gross Profit	EBITDA

Direct offices	$34,197	$24,561	$3,078
Education practice	9,176	5,430	(670)
International licensees	3,320	2,503	1,412
Total	46,693	32,494	3,820
Corporate and eliminations	1,239	374	(3,218)
Consolidated	$47,932	$32,868	$602

Quarter Ended
November 26, 2016

Direct offices	$26,383	$16,937	$(1,761)
Education practice	8,743	5,024	233
International licensees	3,431	2,652	1,308
Total	38,557	24,613	(220)
Corporate and eliminations	1,230	695	(2,599)
Consolidated	$39,787	$25,308	$(2,819)

As a result of the change in our segments, all of the goodwill previously included in the Strategic Markets segment was reassigned to the Direct Office segment.  As of November 30, 2017, our goodwill balances were $16.8 million in the Direct Offices segment, $2.3 million in the Education Practice segment, and $5.1 million in the International Licensee segment.  In conjunction with the change in reportable segments, we evaluated goodwill in the Direct Offices and Strategic Markets reportable segments for impairment, both before and after the segment change, and determined that goodwill was not impaired.

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended
	November 30,	November 26,
	2017	2016
Enterprise Adjusted EBITDA	$3,820	$(220)
Corporate expenses	(3,218)	(2,599)
Consolidated Adjusted EBITDA	602	(2,819)
Stock-based compensation expense	(956)	(1,214)
Reduction (increase) in contingent
consideration liabilities	(176)	1,013
China office start-up costs	-	(479)
ERP system implementation costs	(426)	(288)
Depreciation	(901)	(866)
Amortization	(1,395)	(722)
Loss from operations	(3,252)	(5,375)
Interest income	61	116
Interest expense	(549)	(620)
Loss before income taxes	(3,740)	(5,879)
Income tax benefit	1,348	1,921
Net loss	$(2,392)	$(3,958)

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP's losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP's losses through November 30, 2017.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP's sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  At November 30, 2017, we had $1.9 million (net of $0.6 million discount) receivable from FCOP, compared with $1.7 million (net of $0.7 million discount) receivable at August 31, 2017.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2017.

RESULTS OF OPERATIONS

Overview

The first quarter of our fiscal year includes the months of September, October, and November.  Our first quarter of fiscal 2018 ended on November 30, 2017, and the first quarter of the prior year ended on November 26, 2016.  On January 20, 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar, in which quarterly periods ended on different dates from year-to-year, to the last day of the calendar month in each quarter.  The change was made to improve comparability between fiscal periods.  Beginning with the second quarter of fiscal 2017, our fiscal quarters end on the last day of November, February, and May.  We do not believe that the change in quarter ending dates had a material impact on the financial results for the quarter ended November 30, 2017.

At its core, Franklin Covey Co. is a content and solutions company.  During our history, we have created and developed world-class content designed to help our clients solve challenges which require significant and lasting changes in human behavior.  Several years ago, we began moving from simply selling training courses to providing fully-integrated solutions and practices which were focused on helping organizational clients successfully execute on their strategic priorities, develop their leaders, and build winning cultures.  Two years ago, we determined that we could substantially expand the breadth and depth of our client impact, and the lifetime value of our clients, if we moved from selling content on a course-by-course basis, to a subscription-as-a-service (SaaS) basis, such as through the All Access Pass (AAP).

The All Access Pass provides our clients with a compelling value proposition under which they receive: (1) unlimited access to our content and solutions; (2) the ability to assemble, integrate and deliver this content through an almost limitless combination of delivery modalities, and soon in 16 languages worldwide; (3) the services of an implementation specialist to help curate and organize the content and solutions in the AAP to exactly meet their needs; (4) a cost per population trained which is less than or equal to that offered by other providers for just a single course through a single delivery modality; and (5) an array of affordable add-on implementation services to help them accomplish their key "jobs-to-be-done."

Since its introduction in the first quarter of fiscal 2016, AAP and related services amounts invoiced have grown steadily on a year-over-year basis, from $7.1 million in the first quarter of fiscal 2017 to $9.2 million in the first quarter of fiscal 2018.  Including our Education membership subscription and related services, our total SaaS amounts invoiced increased to $14.3 million in the first quarter of fiscal 2018, compared with $13.5 million in the prior year.  At November 30, 2017, we had $15.9 million of unbilled deferred revenue, which represents business that is contracted but unbilled, and excluded from our balance sheet.  We believe that multi-year contractual arrangements will provide value to our clients and a more predictable revenue stream for the Company in future periods.

While the rewards of a SaaS business model are appealing to our clients and to us, we also recognized that the transition to a SaaS business model would be disruptive, both to our financial reporting, since subscription revenues are required to be deferred and recognized over the lives of the subscriptions, and to our existing business model as clients transition from traditional delivery channels.  As expected, the transition to the SaaS business model has been disruptive, especially to fiscal 2017 financial results, as we deferred a significant amount of revenue.  But we believe that the transition to a SaaS business model is working and we are beginning to see the benefits of this business model in the first quarter of fiscal 2018.  For the quarter ended November 30, 2017, our consolidated sales increased 20 percent to $47.9 million compared with $39.8 million in the first quarter of fiscal 2017.  Sales growth and the corresponding improvement in our gross margin were primarily driven by the recognition of previously deferred high-margin subscription sales during the quarter.  These improvements were partially offset by increased operating expenses as we continue to work through the transition to a subscription model and seek to reorganize and optimize our operations in order to improve profitability.  We believe the first quarter of fiscal 2018 represents a key inflection point that we believe will begin a pattern of improved financial performance compared with prior periods.  However, the ongoing transition to the SaaS business model may continue to present challenges to our quarterly financial results during certain periods of fiscal 2018 when compared with the prior year.

Our financial results for the quarter ended November 30, 2017 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the quarter ended November 30, 2017:

•
Sales – Our net sales for the quarter ended November 30, 2017 totaled $47.9 million compared with $39.8 million in the first quarter of the prior year.  As mentioned above, the improvement in sales was primarily driven by the recognition of previously deferred subscription revenues.  In addition, our sales were also favorably impacted by the acquisition of businesses in fiscal 2017, a large intellectual property contract that was obtained in the first quarter of fiscal 2018, increased onsite presentation revenue, and increased Education Division revenues.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $15.1 million in the first quarter of fiscal 2018, compared with $14.5 million in the prior year.  Gross profit for the quarter ended November 30, 2017 was $32.9 million compared with $25.3 million in the first quarter of fiscal 2017, and increased primarily due to increased sales, as described above.  Our consolidated gross margin was 68.6 percent compared with 63.6 percent in the prior year.  The improvement was primarily due to the recognition of deferred subscription revenues, including the All Access Pass, which have a higher margin than many of our offerings.

•
Operating Expenses – Our operating expenses in the first quarter increased by $5.4 million compared with the prior year, which was primarily due to a $4.7 million increase in selling, general, and administrative (SG&A) expenses, and a $0.7 million increase in amortization expense.  Increased SG&A expenses were primarily due to increased associate costs resulting from new sales and sales related personnel, especially in our Education Division, increased commission expense on higher sales, and $1.2 million of increased expense associated with the change in fair value of contingent consideration liabilities from prior business acquisitions.  Increased amortization expense was due to the amortization of intangible assets acquired in business combinations which occurred in the second half of fiscal 2017.

•
Operating Loss and Net Loss – As a result of the above-noted factors, our loss from operations for the quarter ended November 30, 2017 was $3.3 million compared with $5.4 million in the first quarter of fiscal 2017.  Net loss for the first quarter of fiscal 2018 was $2.4 million, or $(.17) per share, compared with a loss of $4.0 million, or $(.29) per share, in the quarter ended November 26, 2016.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management's discussion and analysis.  The following table sets forth consolidated sales data by category and by our reportable segments for the periods indicated (in thousands).

	Quarter Ended
	November 30, 2017	November 26, 2016	Percent Change
Sales by Category:
Training and consulting services	$46,549	$38,073	22
Products	490	828	(41)
Leasing	893	886	1
	$47,932	$39,787	20

Sales by Segment:
Direct offices	$34,197	$26,383	30
Education practice	9,176	8,743	5
International licensees	3,320	3,431	(3)
Corporate and other	1,239	1,230	-
	$47,932	$39,787	20

As shown above, our sales primarily consist of training and consulting services.  In fiscal 2017, we exited the publishing business in Japan, which will significantly reduce our sales of tangible products.  Due to the immateriality of product and leasing revenues compared with training and consulting sales, we intend to phase out the reporting of those revenue classifications in future periods.

Quarter Ended November 30, 2017 Compared with the Quarter Ended November 26, 2016

Sales

The following sales analysis for the quarter ended November 30, 2017 is based on activity through our operating segments as shown above.

Direct Offices – This reporting unit includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and other groups that were formerly included in the Strategic Markets segment, such as our government services office and global 50 group.  During the first quarter of fiscal 2018, we dissolved the Strategic Markets segment and combined those sales groups with the Direct Offices segment since most of these groups have a common focus--selling subscription services.  The increase in direct office sales was primarily due to the recognition of previously deferred revenue from subscription sales as discussed above.  In addition to the benefit from increased recognition of deferred sales, we had $1.2 million of increased revenue from businesses acquired in the second half of fiscal 2017, a $0.9 million intellectual property sale, and a $0.8 million increase in onsite presentation revenues.

International direct office sales increased $0.7 million compared with the prior year.  Sales increased at all of our direct offices except for Japan, which declined $0.5 million compared with fiscal 2017.  The decrease in Japan was due to our fiscal 2017 exit of the publishing business.  Our new  China offices continue to perform well and recognized a $0.3 million increase in sales compared with the prior year.  Foreign exchange rates did not have a material effect on our international direct offices sales during the first quarter of fiscal 2018.  We are currently planning to launch the AAP in 15 additional languages later in fiscal 2018.  We believe that our international direct offices will be favorably impacted by the availability of the content and offerings of the AAP to our foreign clients.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $0.4 million, or five percent, increase in Education practice revenues compared with the prior year.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow when compared with prior periods.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee revenues decreased by $0.1 million compared with the prior year due to reduced revenues at some of our international licensee operations.  We anticipate that the launch of the All Access Pass in numerous new languages later in fiscal 2018 will increase sales at our international licensees.

Corporate and other – Our "corporate and other" sales are primarily comprised of leasing, and shipping and handling revenues.  These sales increased primarily due to a slight increase in shipping and handling revenues when compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 30, 2017, our gross profit was $32.9 million compared with $25.3 million in the prior year.  The increase in gross profit was primarily attributable to sales activity, including the recognition of previously deferred subscription revenue, as described above.  Our gross margin for the quarter ended November 30, 2017 was 68.6 percent of sales compared with 63.6 percent in the first quarter of fiscal 2017.  The improvement was primarily due to the recognition of previously deferred subscription service revenue, which has a higher gross margin than many of our other offerings.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	November 30, 2017	November 26, 2016	$ Change	% Change
Selling, general, and administrative expense	$32,692	$28,894	$3,798	13
Increase (decrease) in contingent consideration liabilities	176	(1,013)	1,189	n/a
Stock-based compensation	956	1,214	(258)	(21)
Total selling, general, and administrative expense	33,824	29,095	4,729	16
Depreciation	901	866	35	4
Amortization	1,395	722	673	93
	$36,120	$30,683	$5,437	18

Selling, General and Administrative – The increase in our SG&A expenses during the quarter ending November 30, 2017, was primarily due to 1) a $4.0 million increase in spending related to new sales and sales-related personnel (especially in the Education Division), increased commissions on higher sales, and new personnel from business acquisitions completed in fiscal 2017; and 2) a $1.2 million change in the fair value of estimated contingent consideration from previous business acquisitions.  Consistent with prior years, we continue to invest in new sales and sales support personnel, and we had 224 client partners at November 30, 2017 compared with 216 client partners at November 26, 2016.  During the first quarter of fiscal 2017, we determined that the likelihood of another contingent consideration payment arising from the acquisition of NinetyFive 5, LLC was becoming less probable.  Accordingly, we reversed a portion of the previously accrued contingent consideration expense associated with the potential payment, which resulted in a significant credit during the first quarter of fiscal 2017 that did not repeat in the first quarter of fiscal 2018.  These increases were partially offset by decreased operating expenses in various other areas of our business.

Depreciation – Depreciation expense increased slightly due to the acquisition of assets in fiscal 2017 and the first quarter of fiscal 2018.  Based on property and equipment acquisitions during fiscal 2017 and expected capital additions during fiscal 2018, including the completion of a new enterprise resource planning (ERP) system and new All Access Pass portal, we expect depreciation expense will total approximately $5.5 million in fiscal 2018.

Amortization – Our amortization expense increased compared with the prior year primarily due to business acquisitions completed during the last two quarters of fiscal 2017.  We currently expect our amortization expense from definite-lived intangible assets will total $5.4 million in fiscal 2018.

Income Taxes

Our effective income tax benefit rate for the quarter ended November 30, 2017 was 36.0 percent compared with an effective benefit rate of 32.7 percent in the first quarter of the prior year.  The lower tax benefit rate in the prior year was due primarily to lower tax rates applied to taxable losses in certain foreign jurisdictions.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of All Access Pass and other subscription revenues for the fiscal year relative to our other revenues.  Therefore, we computed the income tax benefit for the quarter ended November 30, 2017 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Although we paid $0.6 million in cash for income taxes during the quarter ended November 30, 2017, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP and other subscription sales.  The reduced taxable income from the deferral of subscription revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act into law.  We expect a tax benefit between $1.2 million and $1.5 million, primarily due to re-measurement of deferred tax assets and liabilities.  The statutory U.S. federal income tax rate for our current fiscal year ending August 31, 2018 is expected to be 26 percent.  The statutory rate applicable in future years is expected to be 21 percent.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at November 30, 2017 was $8.1 million, with $21.0 million available on our line of credit facility.  Of our $8.1 million in cash at November 30, 2017, substantially all of it was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our net working capital (current assets less current liabilities) was $9.4 million at November 30, 2017 compared with $11.2 million at August 31, 2017.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), business acquisitions, purchases of our common stock, working capital expansion, and debt payments.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  Our restated credit agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the restated credit agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  We believe that we were in compliance with the financial covenants and other terms applicable to the restated credit agreement at November 30, 2017.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2017.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities during the quarter ended November 30, 2017 totaled $2.3 million compared with $2.9 million of cash used in the first quarter of the prior year.  The improvement in cash flows from operating activities was primarily attributable to increased collections of accounts receivable and improved operating results when compared with the prior year.  While we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.  Our cash flows during the first quarter of each fiscal year are also routinely impacted by payments of seasonally high accrued liability (primarily due to year-end bonuses) and accounts payable balances.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first quarter of fiscal 2018 totaled $4.2 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business, a contingent consideration payment associated with the acquisition of Jhana Education, which was completed in the fourth quarter of fiscal 2017, and spending on the development of our offerings.

Our purchases of property and equipment, which totaled $2.4 million, consisted primarily of computer software costs related to significant upgrades in our AAP portal and the replacement of our existing ERP software.  Our new ERP system was successfully launched in early December 2017.  We currently anticipate that our purchases of property and equipment will total approximately $5.5 million in fiscal 2018; however, we are still in the process of making significant upgrades to our AAP portal, which may increase capital asset spending over our current expectations.

During the quarter ended November 30, 2017, we paid $1.1 million to the former owners of Jhana Education as contingent consideration related to this acquisition.  Due to the timing of the payment, we classified the $1.1 million as a component of investing activities in our condensed consolidated statement of cash flows for the first quarter of fiscal 2018.  Future contingent consideration payments from this acquisition will be classified as a component of financing activities in our consolidated statements of cash flows.

We spent $0.7 million during the first quarter of fiscal 2018 on the development of various offerings, including the continued development and expansion of our AAP offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $6.5 million during fiscal 2018.

Cash Flows From Financing Activities

For the quarter ended November 30, 2017, our net cash provided by financing activities totaled $1.2 million.  Our primary sources of cash from financing activities were proceeds from our revolving line of credit facility and proceeds from participants in our employee stock purchase program.  Our primary uses of financing cash during the first quarter of fiscal 2018 were payments on our term loans and the financing obligation on our corporate campus, and $2.0 million used to purchase shares of our common stock, which consisted entirely of shares withheld for statutory taxes on stock-based compensation awards that vested during the first quarter of fiscal 2018.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through November 30, 2017.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and notes payable, and meet other working capital requirements during the remainder of fiscal 2018 and into fiscal 2019 through current cash balances, future cash flows from operating activities, and from borrowings on our existing secured credit agreement.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2020 and we expect to renew this credit agreement regularly in future periods to maintain the long-term availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) potential contingent consideration payments resulting from previous business acquisitions; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; 5) minimum operating lease payments primarily for domestic regional and foreign office space; and 6) payments to HP Enterprise Services for outsourcing services related to warehousing and distribution services.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2017.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We are required to adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  The new standard may be adopted using the "full retrospective"

or "modified retrospective" approach.  We are continuing to assess the impact of adopting ASU 2014-09 on our financial position, results of operations, and related disclosures, and we have not yet determined the method of adoption nor the full impact that the standard will have on our reported revenue or results of operations.  We currently believe that the adoption of ASU No. 2014-09 will not significantly change the recognition of revenues associated with the delivery of onsite presentations and facilitator material sales.  However, the recognition of revenues associated with intellectual property licenses, such as our All Access Pass, and other revenue streams may be more significantly impacted by the new standard.  The Company will continue to assess the new standard along with industry trends and additional interpretive guidance, and it may adjust its implementation plan accordingly.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  As of November 30, 2017, we have not yet determined the full impact that ASU No. 2016-10 will have on our reported revenue or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of November 30, 2017, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2017.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain oral and written statements made by the Company in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the All Access Pass, anticipated renewals of the All Access Pass, the expected transition period for revenue recognition and the change in the business plan associated with the All Access Pass, the timing of the expected release of the upgraded AAP portal with additional languages, the expected growth of our Education practice, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, the impact of the new tax reform changes recently signed into law, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2017, entitled "Risk Factors."  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2017, we had $9.1 million drawn on our revolving line of credit.  Our other long-term obligations at November 30, 2017 primarily consisted of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, term loans payable, and potential contingent consideration payments resulting from business acquisitions completed in fiscal 2017.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility was 3.2 percent at November 30, 2017, and we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and the amount outstanding on our line of credit facility at November 30, 2017 would result in approximately $0.2 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2017.

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

PART II.  OTHER INFORMATION

Item 1A.             RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2017:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2017 to September 30, 2017	-	$-	-	$13,174

October 1, 2017 to October 31, 2017	-	-	-	13,174

November 1, 2017 to November 30, 2017	-	-	-	13,174

Total Common Shares	-	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through November 30, 2017.

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

(2)
Amount excludes 102,765 shares of our common stock that were withheld for statutory taxes on stock-based compensation awards vested to employees during the quarter ended November 30, 2017.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $19.15 per share.

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

FRANKLIN COVEY CO.

Date:	January 9, 2018	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 9, 2018	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)