Form 10-Q
period 2018-05-31
FRANKLIN COVEY CO
filed 2018-07-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

13,907,731 shares of Common Stock as of June 30, 2018

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 31,	August 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,774	$8,924
Accounts receivable, less allowance for doubtful accounts of $2,975 and $2,310	51,035	66,343
Receivable from related party	955	1,020
Inventories	3,747	3,353
Income taxes receivable	816	259
Prepaid expenses and other current assets	11,265	11,936
Total current assets	79,592	91,835

Property and equipment, net	21,750	19,730
Intangible assets, net	53,185	57,294
Goodwill	24,220	24,220
Long-term receivable from related party	251	727
Deferred income tax assets	7,207	1,647
Other long-term assets	13,429	15,278
	$199,634	$210,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of financing obligation	$2,034	$1,868
Current portion of term notes payable	6,250	6,250
Accounts payable	8,652	9,119
Deferred revenue	39,190	40,772
Accrued liabilities	17,130	22,617
Total current liabilities	73,256	80,626

Line of credit	15,866	4,377
Financing obligation, less current portion	19,530	21,075
Term notes payable, less current portion	8,125	12,813
Other liabilities	4,519	5,742
Deferred income tax liabilities	39	1,033
Total liabilities	121,335	125,666

Shareholders' equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	210,521	212,484
Retained earnings	61,790	69,456
Accumulated other comprehensive income	832	667
Treasury stock at cost, 13,169 shares and 13,414 shares	(196,197)	(198,895)
Total shareholders' equity	78,299	85,065
	$199,634	$210,731

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net sales	$50,461	$43,751	$144,939	$125,734
Cost of sales	15,545	16,410	44,411	45,054
Gross profit	34,916	27,341	100,528	80,680

Selling, general, and administrative	34,910	30,713	103,830	89,177
Restructuring costs	-	1,335	-	1,335
Contract termination costs	-	-	-	1,500
Depreciation	1,267	949	3,547	2,743
Amortization	1,326	835	4,117	2,278
Loss from operations	(2,587)	(6,491)	(10,966)	(16,353)

Interest income	35	52	94	181
Interest expense	(738)	(618)	(1,979)	(1,861)
Discount accretion on related party receivable	202	34	258	129
Loss before income taxes	(3,088)	(7,023)	(12,593)	(17,904)
Income tax benefit	554	2,482	4,927	6,073
Net loss	$(2,534)	$(4,541)	$(7,666)	$(11,831)

Net loss per share:
Basic and diluted	$(0.18)	$(0.33)	$(0.55)	$(0.86)

Weighted average number of common shares:
Basic and diluted	13,896	13,834	13,829	13,817

COMPREHENSIVE LOSS
Net loss	$(2,534)	$(4,541)	$(7,666)	$(11,831)
Foreign currency translation adjustments,
net of income tax benefit (provision)
of $50, $(79), $(44), and $254	(187)	148	165	(471)
Comprehensive loss	$(2,721)	$(4,393)	$(7,501)	$(12,302)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,666)	$(11,831)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	7,725	5,046
Amortization of capitalized curriculum costs	3,923	2,683
Stock-based compensation expense	2,182	3,987
Deferred income taxes	(6,605)	(6,327)
Increase (reduction) in contingent consideration liabilities	789	(1,936)
Changes in assets and liabilities:
Decrease in accounts receivable, net	15,489	17,605
Decrease (increase) in inventories	(401)	1,491
Decrease in receivable from related party	540	1,420
Decrease (increase) in prepaid expenses and other assets	1,005	(1,720)
Decrease in accounts payable and accrued liabilities	(4,541)	(4,355)
Increase (decrease) in deferred revenue	(2,219)	7,197
Increase in income taxes payable/receivable	(564)	(1,321)
Decrease in other long-term liabilities	(1,065)	(279)
Net cash provided by operating activities	8,592	11,660

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,981)	(5,126)
Curriculum development costs	(2,445)	(4,150)
Acquisition of business	(1,108)	(3,500)
Net cash used for investing activities	(8,534)	(12,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	71,107	7,811
Payments on line of credit borrowings	(59,619)	(7,239)
Proceeds from term notes payable financing	-	5,000
Principal payments on term notes payable	(4,687)	(3,750)
Principal payments on financing obligation	(1,378)	(1,226)
Purchases of common stock for treasury	(2,005)	(2,084)
Payment of contingent consideration liability	(1,188)	-
Proceeds from sales of common stock held in treasury	559	469
Net cash provided by (used for) financing activities	2,789	(1,019)
Effect of foreign currency exchange rates on cash and cash equivalents	3	(365)
Net increase (decrease) in cash and cash equivalents	2,850	(2,500)
Cash and cash equivalents at the beginning of the period	8,924	10,456
Cash and cash equivalents at the end of the period	$11,774	$7,956

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,118	$1,834
Cash paid for interest	1,947	1,847

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$1,344	$417
Acquisition of intellectual property financed by accrued liabilities	-	750

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement.  Our mission is to "enable greatness in people and organizations everywhere," and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Educational Improvement, Sales Performance, and Customer Loyalty.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: subscription offerings, which includes the All Access Pass (available in multiple languages), The Leader in Me membership, and other subscription offerings; intellectual property licenses; on-site training; training led through certified facilitators; on-line learning; blended learning; and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly owned subsidiaries in Australia, China, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide related services in over 150 other countries and territories around the world.

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

Our fiscal year ends on August 31 of each year.  During fiscal 2017, our Board of Directors approved a change to our fiscal quarter ending dates from a modified 52/53-week calendar, in which quarterly periods ended on different dates from year-to-year, to the last day of the calendar month in each quarter.  The change was made to improve comparability between fiscal periods.  Beginning with the second quarter of fiscal 2017, our fiscal quarters end on the last day of November, February, and May.  We do not believe that the change in quarter ending dates had a material impact on the comparability of financial results for the quarter or three quarters ended May 31, 2018 with the prior year.

Our sales primarily consist of training and consulting services.  In fiscal 2017, we exited the publishing business in Japan, which significantly reduced our sales of tangible products in the first three quarters of fiscal 2018.  Due to the immateriality of product and leasing sales (less than four percent of consolidated revenues during the first three quarters of 2018 combined) compared with our training and consulting sales, we have condensed our reported sales and cost of sales into one line for presentation purposes.

We reclassified the accretion of the discount on FC Organizational Products' (Note 8) long-term receivables in the accompanying condensed consolidated statements of operations.  The accretion of the discount was previously included with interest income and totaled $0.1 million for the three quarters ended May 31, 2017.

The results of operations for the quarter ended May 31, 2018 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2018, or for any future periods.

Accounting Pronouncements Issued and Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.  The guidance in ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of items on the statement of cash flows.  The guidance in ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016.  On September 1, 2017, we adopted the provisions of ASU 2016-09.  The adoption of this accounting standard did not have a material impact on our consolidated financial statements during the three quarters ended May 31, 2018.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We will adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  We plan to adopt ASU No. 2014-09 using the "modified retrospective" approach.  Based upon our current analysis of ASU No. 2014-09, we do not believe the new standard will significantly change the recognition of revenue associated with the delivery of onsite presentations, facilitator material sales, international licensee royalty revenues, or the majority of our smaller revenue streams, such as shipping and handling revenues.  These revenue streams currently comprise approximately three-fourths of our expected fiscal 2018 revenue.

However, due to the complex nature of the All Access Pass (AAP) and The Leader in Me membership, and the interrelationship of the goods and services promised in the contract, we have not yet completed our assessment of the nature of the performance obligations and whether they constitute obligations that are satisfied over time or at a point in time.  We will recognize revenue when (or as) the performance obligations are satisfied, which is when (or as) the client obtains control of those assets.  The Company currently records AAP and The Leader in Me membership revenues on a straight-line basis over the life of the underlying contract.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  Please refer to the discussion in the preceding paragraph regarding the adoption of the new revenue recognition standards.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 31, 2018, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2018	2017
Finished goods	$3,714	$3,306
Raw materials	33	47
	$3,747	$3,353

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2018, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from business acquisitions are considered "level 3" measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The valuation models described in our annual report on Form 10-K for the fiscal year ended August 31, 2017 were utilized during the current period (with updated estimates) to arrive at the estimated fair value of the contingent consideration liabilities on the reporting date.  The fair value of the contingent consideration liabilities from the fiscal 2017 acquisitions of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the three quarters ended May 31, 2018 (in thousands):

	Balance at	Change in		Balance at
	August 31, 2017	Fair Value	Payments	May 31, 2018
RGP Acquisition	$913	$583	$-	$1,496
Jhana Acquisition	6,052	206	(2,296)	3,962
	$6,965	$789	$(2,296)	$5,458

Approximately $1.0 million of the RGP and $0.8 million of the Jhana contingent consideration liabilities were recorded as components of accrued liabilities on our condensed consolidated balance sheet at May 31, 2018.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Due to the timing of the first $1.1 million of the Jhana contingent consideration payment (within 90 days of the acquisition date), the amount was classified as a component of investing activities on our condensed consolidated statement of cash flows for the three quarters ended May 31, 2018.

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

NOTE 4 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our stock-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Performance awards	$227	$1,041	$1,601	$3,509
Unvested share awards	175	131	467	369
Employee stock purchase plan	44	38	114	94
Fully-vested share awards	-	-	-	15
	$446	$1,210	$2,182	$3,987

During the quarter and three quarters ended May 31, 2018, we issued 9,528 shares and 301,576 shares of our common stock to employees for stock-based compensation awards.  Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the three quarters ended May 31, 2018, we withheld 104,699 shares of our common stock for statutory taxes on stock-based compensation awards that vested during fiscal 2018.  No shares were withheld during the quarter ended May 31, 2018.  The following is a description of the developments in our stock-based compensation plans during the quarter and three quarters ended May 31, 2018.

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

Compensation expense recognized during the quarter and three quarters ended May 31, 2018, for performance awards includes expense related to awards granted in previous periods for which the performance conditions are probable of being achieved.

Unvested Share Awards

Our annual unvested share award granted to non-employee members of the Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is granted in January (following the annual shareholders' meeting) of each year.  For the fiscal 2018 award, each eligible director received a whole-share grant equal to $100,000 with a one-year vesting period.  Our unvested share activity during the three quarters ended May 31, 2018 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2017	29,834	$17.60
Granted	23,338	30.00
Forfeited	-	-
Vested	(29,834)	17.60
Unvested stock awards at
May 31, 2018	23,338	$30.00

At May 31, 2018, there was approximately $0.4 million of unrecognized compensation expense remaining on the fiscal 2018 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and three quarters ended May 31, 2018, we issued 9,528 shares and 30,619 shares of our common stock to participants in the ESPP.

At the annual meeting of shareholders held on January 26, 2018, our shareholders approved the Franklin Covey Co. 2017 Employee Stock Purchase Plan (the Plan).  The Plan replaced the Franklin Covey Co. 2004 Employee Stock Purchase Plan, which previously expired.  The Plan authorized an additional 1,000,000 shares, subject to certain adjustments, of our common stock for issuance to ESPP participants.  For further information regarding the Plan, including the full text of the Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017.

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

During the second quarter of fiscal 2018, we recorded a one-time income tax benefit of $1.2 million as a provisional estimate of the effects of the 2017 Tax Act.  The benefit resulted primarily from the re-measurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate.  We did not establish a provisional valuation allowance against our foreign tax credit carryforward deferred tax asset, notwithstanding the reduced U.S. tax rate.  The 2017 Tax Act allows us to increase our computed foreign-source income, essentially offsetting the impact of the reduced U.S. tax rate on our ability to use foreign tax credit carryforwards in the future.  We did not record any provisional income tax expense related to the deemed repatriation of accumulated earnings from our foreign subsidiaries.  We expect foreign tax credits to fully offset the deemed repatriation tax.

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

NOTE 6 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Numerator for basic and
diluted loss per share:
Net loss	$(2,534)	$(4,541)	$(7,666)	$(11,831)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,896	13,834	13,829	13,817
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	-
Diluted weighted average
shares outstanding	13,896	13,834	13,829	13,817

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.18)	$(0.33)	$(0.55)	$(0.86)

Since we incurred a net loss for the quarter and three quarters ended May 31, 2018, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended May 31, 2018 would have been approximately 202,000 shares.

NOTE 7 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting services.  Consistent with changes during the first quarter of fiscal 2018 in our organization designed to promote the sale of subscription-based offerings, our internal reporting structure was revised and is now comprised of three operating segments and a corporate services group.  The former Strategic Markets operating segment was absorbed by the Direct Office operating segment since their target customers and sales methodologies were essentially identical.  The remaining operating segments were determined to be reportable segments under the applicable accounting guidance.  The following is a brief description of our reportable segments:

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2018	Customers	Gross Profit	EBITDA

Direct offices	$36,331	$26,444	$2,624
Education practice	9,235	5,501	(723)
International licensees	3,543	2,735	1,672
Total	49,109	34,680	3,573
Corporate and eliminations	1,352	236	(2,985)
Consolidated	$50,461	$34,916	$588

Quarter Ended
May 31, 2017

Direct offices	$30,075	$18,626	$679
Education practice	8,596	5,193	341
International licensees	3,822	2,964	1,714
Total	42,493	26,783	2,734
Corporate and eliminations	1,258	558	(2,752)
Consolidated	$43,751	$27,341	$(18)

Three Quarters Ended
May 31, 2018

Direct offices	$103,802	$75,886	$7,467
Education practice	27,418	16,094	(2,273)
International licensees	9,909	7,601	4,252
Total	141,129	99,581	9,446
Corporate and eliminations	3,810	947	(8,922)
Consolidated	$144,939	$100,528	$524

Three Quarters Ended
May 31, 2017

Direct offices	$86,595	$56,425	$413
Education practice	25,187	14,625	19
International licensees	10,191	7,877	4,607
Total	121,973	78,927	5,039
Corporate and eliminations	3,761	1,753	(8,243)
Consolidated	$125,734	$80,680	$(3,204)

As a result of the change in our segments, all of the goodwill previously included in the Strategic Markets segment was reassigned to the Direct Office segment.  As of May 31, 2018, our goodwill balances were $16.8 million in the Direct Offices segment, $2.3 million in the Education Practice segment, and $5.1 million in the International Licensee segment.  In conjunction with the change in reportable segments, we evaluated goodwill in the Direct Offices and Strategic Markets reportable segments for impairment, both before and after the segment change, and determined that goodwill was not impaired.

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Segment Adjusted EBITDA	$3,573	$2,734	$9,446	$5,039
Corporate expenses	(2,985)	(2,752)	(8,922)	(8,243)
Consolidated Adjusted EBITDA	588	(18)	524	(3,204)
Stock-based compensation expense	(446)	(1,210)	(2,182)	(3,987)
Reduction (increase) in contingent
consideration liabilities	(136)	-	(789)	1,936
Costs to exit Japan publishing business	-	(1,792)	-	(1,792)
Restructuring costs	-	(1,335)	-	(1,335)
Contract termination costs	-	-	-	(1,500)
China office start-up costs	-	-	-	(505)
ERP system implementation costs	-	(327)	(855)	(920)
Other expenses	-	(25)	-	(25)
Depreciation	(1,267)	(949)	(3,547)	(2,743)
Amortization	(1,326)	(835)	(4,117)	(2,278)
Loss from operations	(2,587)	(6,491)	(10,966)	(16,353)
Interest income	35	52	94	181
Interest expense	(738)	(618)	(1,979)	(1,861)
Discount accretion on related
party receivable	202	34	258	129
Loss before income taxes	(3,088)	(7,023)	(12,593)	(17,904)
Income tax benefit	554	2,482	4,927	6,073
Net loss	$(2,534)	$(4,541)	$(7,666)	$(11,831)

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP's losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP's losses through May 31, 2018.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP's sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  At May 31, 2018 we had $1.2 million (net of $0.4 million discount) receivable from FCOP, compared with $1.7 million (net of $0.7 million discount) receivable at August 31, 2017.  These receivables are classified as components of current and long-term assets on our condensed consolidated balance sheets based on expected payment dates.  During the second quarter of fiscal 2018, we received $1.1 million of cash from FCOP for payment on these receivables.

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

RESULTS OF OPERATIONS

Overview

At its core, Franklin Covey Co. is a content and solutions company.  During our history, we have created and developed world-class content designed to help our clients solve challenges which require significant and lasting changes in human behavior.  Several years ago, we began moving from simply selling training courses to providing fully-integrated solutions and practices which were focused on helping organizational clients successfully execute on their strategic priorities, develop their leaders, and build winning cultures.  Two years ago, we determined that we could better serve our clients and substantially expand the breadth and depth of our client impact if we moved from selling content on a course-by-course basis, to a subscription basis, such as through the All Access Pass in our Enterprise Division, which includes our direct office and international licensee segments, and The Leader in Me membership offered through our Education Division.

The All Access Pass provides our clients with a compelling value proposition under which they receive: (1) unlimited access to our current and continually-expanding assemblage of world-class content and solutions; (2) the ability to assemble, integrate and deliver these solutions through an almost limitless combination of delivery modalities, in 16 languages worldwide; (3) the services of an implementation specialist to help curate and organize the content and solutions into "impact journeys" that exactly meet their needs; (4) at a cost per population trained which is less than or equal to that offered by other providers for just a single course through a single delivery modality; and with (5) an array of affordable add-on implementation services to help them accomplish their key "jobs-to-be-done."  The Leader In Me membership provides our educational institution clients with a portal to access content and tools as well as a coach to help schools successfully develop, implement, and effectively utilize the Leader In Me program.

For the quarter ended May 31, 2018, our subscription and subscription-related revenue grew 43 percent compared with the third quarter of fiscal 2017.  At May 31, 2018, we had $34.5 million of deferred subscription revenue on our balance sheet, a 46 percent, or $10.9 million, increase compared with deferred revenue on our balance sheet at May 31, 2017.  At May 31, 2018, we had $15.1 million of unbilled deferred revenue compared with only $2.5 million of deferred unbilled revenue at May 31, 2017.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

While the rewards of a subscription-based business model are appealing to our clients and to us, we also recognized that the transition to a subscription model would be disruptive, both to our financial reporting, since, under current accounting rules applicable to us, subscription revenues are required to be deferred and recognized over the lives of the subscriptions, and to our existing business model as clients transition from traditional delivery channels.  As expected, the transition to the subscription business model has been disruptive, especially to fiscal 2017 financial results, as we deferred a significant amount of revenue.  But we believe that the transition to a subscription model is working well and the benefits of this business model became evident in the first three quarters of fiscal 2018.  For the three quarters ended May 31, 2018, our consolidated sales increased 15 percent to $144.9 million compared with $125.7 million in fiscal 2017, and our gross profit and gross margins also improved compared with the prior year.  These improvements were partially offset by increased operating expenses as we are transitioning to a subscription-based business model and investing in new personnel, content, and technology to drive future growth.

Our financial results for the quarter ended May 31, 2018 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial items for the quarter ended May 31, 2018:

•
Sales – Our consolidated net sales for the quarter ended May 31, 2018 increased 15 percent, or $6.7 million, to $50.5 million, compared with $43.8 million in the third quarter of fiscal 2017.  In addition to the recognition of previously deferred high-margin subscription revenues, our sales were also favorably impacted by increased international direct office sales, increased domestic regional office revenues, increased revenues from businesses acquired in the third and fourth quarters of fiscal 2017, and increased Education segment revenues.  These increases were partially offset by decreased legacy facilitator and onsite revenues during the quarter.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $15.5 million for the quarter ending May 31, 2018, compared with $16.4 million in the third quarter of the prior year.  Gross profit for the third quarter of fiscal 2018 increased 28 percent to $34.9 million compared with $27.3 million in the third quarter of fiscal 2017, and increased primarily due to increased sales, as described above.  Our consolidated gross margin was 69.2 percent of sales compared with 62.5 percent in the prior year.  The improvement was primarily due to a change in the mix of revenues as high-margin subscription revenues, including the All Access Pass, continue to grow, and the fiscal 2017 write-off of the majority of our book inventory located in Japan.

•
Operating Expenses – Our operating expenses for the quarter ended May 31, 2018 increased by $3.7 million compared with the prior year, which was due to a $4.2 million increase in selling, general, and administrative (SG&A) expenses, a $0.5 million increase in amortization expense, and a $0.3 million increase in depreciation expense.  Increased SG&A expenses were primarily related to increased associate costs resulting from investments in new sales and sales related personnel, new implementation specialists, and increased commission expense resulting from higher sales; $1.1 million of increased expenses related to our new AAP portal and new Enterprise Resource Planning (ERP) system; and increased consulting and development costs for various projects.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended May 31, 2018 improved to $(2.6) million compared with a loss of $(6.5) million in the third quarter of fiscal 2017.  Net loss for the third quarter of fiscal 2018 was $(2.5) million, or $(.18) per share, compared with a net loss of $(4.5) million, or $(.33) per share, in the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management's discussion and analysis.  The following table sets forth consolidated sales data by category and by our reportable segments for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	May 31, 2018	May 31, 2017	Percent Change	May 31, 2018	May 31, 2017	Percent Change
Sales by Category:
Training and consulting services	$48,985	$41,822	17	$139,894	$119,982	17
Products	620	1,035	(40)	2,406	3,083	(22)
Leasing	856	894	(4)	2,639	2,669	(1)
	$50,461	$43,751	15	$144,939	$125,734	15

Sales by Segment:
Direct offices	$36,331	$30,075	21	$103,802	$86,595	20
Education practice	9,235	8,596	7	27,418	25,187	9
International licensees	3,543	3,822	(7)	9,909	10,191	(3)
Corporate and other	1,352	1,258	7	3,810	3,761	1
	$50,461	$43,751	15	$144,939	$125,734	15

Our sales primarily consist of training and consulting services.  In fiscal 2017, we exited the publishing business in Japan, which has significantly reduced our sales of tangible products in fiscal 2018.  Due to the overall immateriality of product and leasing revenues compared with training and consulting sales, we intend to phase out the reporting of those revenue classifications in future periods.

Quarter Ended May 31, 2018 Compared with the Quarter Ended May 31, 2017

Sales

The following sales analysis for the quarter ended May 31, 2018 is based on activity through our segments as shown above.

Direct Offices – This segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and other groups that were formerly included in the Strategic Markets segment, such as our government services office.  During the first quarter of fiscal 2018, we dissolved the Strategic Markets segment and combined those sales groups with the Direct Offices segment since most of these groups have a common focus--selling the All Access Pass and related services.  In addition to the benefit from the recognition of previously deferred revenues, government services sales increased $1.6 million, and we had $1.3 million of increased revenue from businesses acquired in the second half of fiscal 2017.  These increases were partially offset by decreased facilitator sales as many of these clients have transitioned to the AAP, and decreased onsite training revenues.

International direct office sales increased $1.7 million compared with the prior year.  Sales increased compared with the prior year at all of our international offices.  Our sales in the United Kingdom and Australia were favorably impacted by the recognition of previously deferred AAP revenues and new contracts.  Our Japan office sales increased by $0.4 million despite our exit of the publishing business in the third quarter of fiscal 2017.  Our new China offices continue to perform well and recognized a $0.2 million increase in sales compared with the prior year.  Foreign exchange rates had a $0.5 million favorable impact on our international direct offices sales and a $0.1 million favorable impact on our international direct office results of operations during the third quarter of fiscal 2018.  Early in the third quarter fiscal 2018 we launched the All Access Pass in 15 additional languages.  We believe that our international direct offices and international licensees will be favorably impacted by the availability of our content and offerings through the AAP to our foreign clients in these additional languages.

Education Practice – Our Education practice is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in international locations, which contributed to a $0.6 million, or 7 percent, increase in Education practice revenues compared with the prior year.  The Leader in Me program is currently in over 4,000 schools and in over 50 countries.  During fiscal 2018 we also made the decision to expand The Leader in Me program to high schools, and we expect over 100 high schools will be joining The Leader in Me community during the summer of 2018.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow when compared with prior periods.  Consistent with prior fiscal years, we expect the majority of sales growth from the Education practice to occur during our fourth fiscal quarter.

Recently, The Leader in Me program was endorsed by the Collaborative for Academic, Social Emotional Learning (CASEL).  We were pleased to receive this endorsement, which is based on meeting several stringent standards, including the quality and breadth of the curriculum, which is supported by sufficient empirical, peer-reviewed research.  We believe the CASEL endorsement will improve our ability to sell The Leader in Me program and provide additional growth opportunities in future periods.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our offerings are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee revenues decreased by $0.3 million, which was due to reduced sales of training materials to our licensees as reported licensee royalty revenues were essentially flat when compared with the prior year.  Foreign exchange rates had a $0.1 million favorable impact on our licensee royalty revenues during the third quarter of fiscal 2018.  As mentioned above, we believe that the launch of the All Access Pass in additional languages will improve sales at our international licensees, which will increase our royalty revenues.

Corporate and other – Our "corporate and other" sales are primarily comprised of leasing, and shipping and handling revenues.  These sales increased seven percent due to additional shipping and handling revenues when compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended May 31, 2018, our gross profit was $34.9 million compared with $27.3 million in the prior year.  The increase in gross profit was primarily attributable to increased sales as described above, including the recognition of previously deferred subscription revenue.  Our gross margin for the quarter ended May 31, 2018 was 69.2 percent of sales compared with 62.5 percent in the third quarter of fiscal 2017.  The improvement was primarily due to a change in the mix of revenues as higher margin subscription revenues, such as the All Access Pass, continue to grow, and lower margin publishing sales were reduced by our fiscal 2017 decision to exit the publishing business in Japan.  During the third quarter of fiscal 2017 we wrote off the majority of our book inventory located in Japan for $1.8 million, which was recorded in cost of sales.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	May 31, 2018	May 31, 2017	$ Change	% Change
Selling, general, and administrative expense	$34,328	$29,503	$4,825	16
Increase in the fair value of contingent consideration liabilities	136	-	136	n/a
Stock-based compensation	446	1,210	(764)	(63)
Total selling, general, and administrative expense	34,910	30,713	4,197	14
Restructuring costs	-	1,335	(1,335)	(100)
Depreciation	1,267	949	318	34
Amortization	1,326	835	491	59
	$37,503	$33,832	$3,671	11

Selling, General and Administrative – Our SG&A expenses for the third quarter of fiscal 2018 increased $4.2 million compared with the third quarter of the prior year primarily due to 1) a $3.3 million increase in spending related to investments in new sales and sales-related personnel, new AAP implementation specialists, increased commissions on higher sales, and new personnel from businesses acquired during fiscal 2017; 2) a $1.1 million increase in computer and office expenses primarily related to the implementation of our new AAP portal and ERP system; and 3) an $0.8 million increase in consulting and development costs for various projects.  These increases were partially offset by decreased stock-based compensation and decreased travel expenses when compared with the prior year.  Consistent with prior years, we continue to invest in new sales and sales support personnel, and we had 220 client partners at May 31, 2018 compared with 211 client partners at May 31, 2017.

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

Depreciation – Depreciation expense increased due to the acquisition of assets in fiscal 2017 and the first three quarters of fiscal 2018, including our new ERP software and AAP portal.  Based on previous property and equipment acquisitions, and expected capital additions during the remainder of fiscal 2018, we expect depreciation expense will total approximately $5.2 million in fiscal 2018.

Amortization – Our amortization expense increased compared with the prior year primarily due to business acquisitions completed during the last two quarters of fiscal 2017.  We currently expect our amortization expense from definite-lived intangible assets will total $5.4 million in fiscal 2018.

Interest Expense

Our interest expense increased $0.1 million over the third quarter of the prior year primarily due to increased borrowings on our line of credit and term loans, combined with increased interest rates on those borrowings.

Income Taxes

Our effective income tax benefit rate for the quarter ended May 31, 2018 was 17.9 percent, compared with an effective tax benefit rate of 35.3 percent in the third quarter of fiscal 2017.  The lower tax benefit rate in 2018 was due primarily to the effect of the reduced U.S. federal statutory rate applied to the pre-tax loss for the quarter, and the expiration of uncertain tax positions in third quarter of fiscal 2017 that did not repeat in fiscal 2018.  Computation of a reliable annual effective income tax rate is currently impracticable because of continued uncertainties regarding the amount of All Access Pass revenues for the fiscal year relative to our other revenues.  Therefore, we computed the income tax benefit for the quarter ended May 31, 2018 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Three Quarters Ended May 31, 2018 Compared with the Three Quarters Ended May 31, 2017

Sales

For the three quarters ended May 31, 2018, our consolidated net sales increased 15 percent to $144.9 million compared with $125.7 million for the three quarters ended May 31, 2017.  The following sales analysis for the three quarters ended May 31, 2018 is based on activity through our segments as previously defined.

Direct Offices – For the first three quarters of fiscal 2018, our direct office sales increased 20 percent, or $17.2 million.  In addition to the benefit from the recognition of deferred sales, we had $3.2 million of increased revenue from businesses acquired in the second half of fiscal 2017, a $2.7 million increase in government services sales, and a $0.4 million increase in books and audio resulting from increased sales and a new distribution arrangement in a foreign country.  These increases were partially offset by decreased facilitator revenues as many of these clients have transitioned to the All Access Pass and by decreased onsite training revenues during fiscal 2018.

International direct office sales increased $3.9 million compared with the prior year.  Sales for the first three quarters of fiscal 2018 increased at all of our direct offices.  Our sales in the United Kingdom and Australia increased $2.8 million (in total) primarily due to the recognition of previously deferred subscription revenues and new contracts in those countries.  Our China offices, which were opened in fiscal 2017, continue to perform well and we recognized a $1.0 million increase in sales compared with the prior year.  Our office in Japan recognized a $0.1 million increase despite the fiscal 2017 exit of the publishing business in that country.  Foreign exchange rates had a $1.0 million favorable impact on our international direct offices sales and a $0.2 million favorable impact on our loss from operations for the three quarters ended May 31, 2018.

Education Practice – Education practice sales for the three quarters ended May 31, 2018 increased $2.2 million, or 9 percent, compared with the prior year.  Demand for The Leader In Me program continues to remain strong in the United States as well as in international locations.  Consistent with prior fiscal years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – For the three quarters ended May 31, 2018, our international licensee revenues decreased by $0.3 million compared with the prior year, which was primarily due to decreased sales of training materials in the third quarter.  Foreign exchange rates had a $0.3 million favorable impact on our reported licensee royalties for the three quarters ended May 31, 2018.

Corporate and other – These sales increased one percent due to a slight increase in shipping and handling revenues when compared with the first three quarters of the prior year.

Gross Profit

For the three quarters ended May 31, 2018, our gross profit was $100.5 million compared with $80.7 million in the corresponding period of fiscal 2017.  The increase in gross profit was primarily attributable to sales activity, including the recognition of previously deferred subscription revenue, as previously described.  Our gross margin for the first three quarters of fiscal 2018 was 69.4 percent of sales compared with 64.2 percent for the first three quarters of fiscal 2017.  The improvement was primarily due to the recognition of deferred high-margin subscription revenue, and our fiscal 2017 decision to exit the publishing business in Japan.  During the third quarter of fiscal 2017, we wrote off the majority of our book inventory located in Japan for $1.8 million, which was recorded in cost of sales.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Three Quarters Ended
	May 31, 2018	May 31, 2017	$ Change	% Change
Selling, general, and administrative expense	$100,859	$87,126	$13,733	16
Increase (decrease) in the fair value of contingent consideration liabilities	789	(1,936)	2,725	n/a
Stock-based compensation	2,182	3,987	(1,805)	(45)
Total selling, general, and administrative expense	103,830	89,177	14,653	16
Restructuring costs	-	1,335	(1,335)	(100)
Contract Termination costs	-	1,500	(1,500)	(100)
Depreciation	3,547	2,743	804	29
Amortization	4,117	2,278	1,839	81
	$111,494	$97,033	$14,461	15

Selling, General and Administrative – The increase in our SG&A expenses for the three quarters ending May 31, 2018, was primarily due to 1) a $9.9 million increase in spending related to investments in new sales and sales-related personnel, new implementation specialists, increased commissions on higher sales, and new personnel from businesses acquired during fiscal 2017; 2) a $2.7 million change in expense from adjusting the fair value of estimated contingent consideration liabilities from previous business acquisitions; and 3) a $1.8 million increase in computer and office expenses primarily related to the development of our new AAP portal and the implementation of our new ERP system.  During the first two quarters of fiscal 2017, we determined that the likelihood of further contingent payments arising from the acquisition of NinetyFive 5, LLC was becoming less likely.  Accordingly, we reversed the previously accrued contingent consideration expense from these potential payments, which resulted in significant credits during the first and second quarters of fiscal 2017 that did not repeat in the first or second quarter of fiscal 2018.

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

Restructuring Costs – Refer to the description of these costs as found in the comparison of operating results for the quarter ended May 31, 2018 compared with the quarter ended May 31, 2017.

Depreciation – Depreciation expense increased due to the acquisition of assets in fiscal 2017 and the first three quarters of fiscal 2018, including our new AAP portal and ERP software.

Amortization – Our amortization expense increased compared with the prior year due to business acquisitions completed during the last two quarters of fiscal 2017.

Income Taxes

Our effective income tax benefit rate for the three quarters ended May 31, 2018 was 39.1 percent.  Excluding the transitional 9.6 percent, or $1.2 million, benefit from the 2017 Tax Act, our effective benefit rate for the three quarters ended May 31, 2018 was 29.5 percent, compared with an effective benefit rate of 33.9 percent for the first three quarters of fiscal 2017.  The difference in the tax benefit rate for fiscal 2018 was primarily due to the effect of the reduced U.S. federal statutory rate applied to the pre-tax loss for the period.  Computation of a reliable annual effective income tax rate is currently impracticable because of uncertainties regarding the amount of All Access Pass revenues for the fiscal year relative to our other revenues.  Therefore, we computed the income tax benefit for the three quarters ended May 31, 2018 by applying actual year-to-date adjustments and tax rates to our pre-tax loss.

Although we paid $2.1 million in cash for income taxes during the three quarters ended May 31, 2018, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize subscription service sales.  The reduced taxable income from the deferral of subscription revenues will extend the time over which we utilize our net operating loss and foreign tax credit carryforwards, as well as other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at May 31, 2018 was $11.8 million, with $14.1 million available on our revolving line of credit facility.  Substantially all of our $11.8 million in cash at May 31, 2018 was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our net working capital (current assets less current liabilities) was $6.3 million at May 31, 2018 compared with $11.2 million at August 31, 2017.  The decrease was primarily due to the collection of accounts receivable from seasonally high August 31 balances.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, working capital expansion, business acquisitions, and purchases of our common stock.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  Our restated credit agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the restated credit agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) consolidated accounts receivable must be at least 150 percent of outstanding borrowings on the revolving line of credit.  We believe that we were in compliance with the financial covenants and other terms applicable to the restated credit agreement at May 31, 2018.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2018.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities during the first three quarters ended May 31, 2018 totaled $8.6 million compared with $11.7 million in the first three quarters of fiscal 2017.  The decrease was primarily due to cash used to support changes in working capital when compared with the prior year, including the deferral of AAP subscription revenues.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2018 totaled $8.5 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business, additional spending on the development of our offerings, and a contingent consideration payment associated with the acquisition of Jhana Education, which was completed in the fourth quarter of fiscal 2017.

Our purchases of property and equipment, which totaled $5.0 million, consisted primarily of computer software costs related to significant upgrades in our AAP portal and the replacement of our existing ERP software.  Our new ERP system was successfully launched on December 1, 2017.  We currently anticipate that our purchases of property and equipment will total approximately $7.5 million in fiscal 2018.

We spent $2.4 million during the first three quarters of fiscal 2018 on the development of various offerings, including our new leadership curriculum and the continued development and expansion of our subscription offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $3.5 million during fiscal 2018.

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

Cash Flows From Financing Activities

Through May 31, 2018, our net cash provided by financing activities totaled $2.8 million.  Our primary sources of financing cash during the first three quarters of fiscal 2018 were $11.5 million of proceeds from our long-term revolving credit facility and $0.6 million of cash from participants in our employee stock purchase program.  Our primary uses of cash for investing activities included $6.1 million of cash paid on our term loans and the financing obligation on our corporate campus, $2.0 million to purchase shares of our common stock, which consisted entirely of shares withheld for statutory taxes on stock-based compensation awards that vested during fiscal 2018, and $1.2 million of cash paid to the former owners of Jhana Education for contingent acquisition consideration.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through May 31, 2018.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) potential contingent consideration payments resulting from previous business acquisitions; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; 5) minimum operating lease payments primarily for foreign office space; and 6) payments for outsourcing services related to warehousing and distribution services.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2017.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We will adopt this standard on September 1, 2018, and apply the new guidance during interim periods within fiscal 2019.  We plan to adopt ASU No. 2014-09 using the "modified retrospective" approach.  Based upon our current analysis of ASU No. 2014-09, we do not believe the new standard will significantly change the recognition of revenue associated with the delivery of onsite presentations, facilitator material sales, international licensee royalty revenues, or the majority of our smaller revenue streams, such as shipping and handling revenues.  These revenue streams currently comprise approximately three-fourths of our expected fiscal 2018 revenue.

However, due to the complex nature of the All Access Pass and The Leader in Me membership, and the interrelationship of the goods and services promised in the contract, we have not yet completed our assessment of the nature of the performance obligations and whether they constitute obligations that are satisfied over time or at a point in time.  We will recognize revenue when (or as) the performance obligations are satisfied, which is when (or as) the client obtains control of those assets.  The Company currently records AAP and The Leader in Me membership revenues on a straight-line basis over the life of the underlying contract.  We do not expect the adoption of ASU 2014-09 to have any impact on our operating cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.  The guidance in ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas.  The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09) discussed above.  Please refer to the discussion in the preceding paragraph regarding the adoption of the new revenue recognition standards.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 31, 2018, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain oral and written statements made by the Company in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the All Access Pass, anticipated renewals of subscription offerings, the expected transition period for and impact of new revenue recognition rules and the change in the business plan associated with subscription offerings, the expected growth of our Education practice, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, the impact of the new tax reform changes recently signed into law, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2017, entitled "Risk Factors."  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2018, we had $15.9 million drawn on our revolving line of credit.  Our other long-term obligations at May 31, 2018 primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, $14.4 million of term loans payable, and potential contingent consideration payments resulting from business acquisitions completed in fiscal 2017.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 3.8 percent at May 31, 2018.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and the amount outstanding on our line of credit facility at May 31, 2018 would result in approximately $0.2 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.  We did not utilize any foreign currency or interest rate derivative instruments during the three quarters ended May 31, 2018.

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

In addition, in April 2016 the European Union adopted a new General Data Protection Regulation (GDPR) designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed.  This government action is typically intended to protect the privacy of personal data that is collected, processed, and transmitted in or from the governing jurisdiction.  In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.  During fiscal 2018, we have implemented new controls and procedures, including a team dedicated to data protection, to provide compliance with the Privacy Shield and the requirements of GDPR, which were effective for us in May 2018.

Item 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2018:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2018 to March 31, 2018	-	$-	-	$13,174

April 1, 2018 to April 30, 2018	-	-	-	13,174

May 1, 2018 to May 28, 2018	-	-	-	13,174

Total Common Shares	-	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company's outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through May 31, 2018.

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

FRANKLIN COVEY CO.

Date:	July 10, 2018	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 10, 2018	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)