Form 10-Q
period 2018-11-30
FRANKLIN COVEY CO
filed 2019-01-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

13,929,270 shares of Common Stock as of December 31, 2018

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 30,	August 31,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,085	$10,153
Accounts receivable, less allowance for doubtful accounts of $3,929 and $3,555	55,646	71,914
Inventories	2,920	3,160
Income taxes receivable	-	179
Prepaid expenses and other current assets	13,841	14,757
Total current assets	83,492	100,163

Property and equipment, net	20,691	21,401
Intangible assets, net	50,701	51,934
Goodwill	24,220	24,220
Deferred income tax assets	4,877	3,222
Other long-term assets	12,343	12,935
	$196,324	$213,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$9,063	$10,313
Current portion of financing obligation	2,151	2,092
Accounts payable	7,685	9,790
Income taxes payable	325	-
Deferred revenue	46,221	51,888
Accrued liabilities	16,948	20,761
Total current liabilities	82,393	94,844

Line of credit	8,508	11,337
Term notes payable, less current portion	2,187	2,500
Financing obligation, less current portion	18,419	18,983
Other liabilities	7,747	5,501
Deferred income tax liabilities	210	210
Total liabilities	119,464	133,375

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,290	211,280
Retained earnings	59,069	63,569
Accumulated other comprehensive income	32	341
Treasury stock at cost, 13,148 shares and 13,159 shares	(195,884)	(196,043)
Total shareholders’ equity	76,860	80,500
	$196,324	$213,875

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2018	2017
	(unaudited)

Net sales	$53,829	$47,932
Cost of sales	17,046	15,064
Gross profit	36,783	32,868

Selling, general, and administrative	34,644	33,824
Depreciation	1,554	901
Amortization	1,238	1,395
Loss from operations	(653)	(3,252)

Interest income	28	61
Interest expense	(632)	(549)
Loss before income taxes	(1,257)	(3,740)
Income tax benefit (provision)	(100)	1,348
Net loss	$(1,357)	$(2,392)

Net loss per share:
Basic and diluted	$(0.10)	$(0.17)

Weighted average number of common shares:
Basic and diluted	13,917	13,725

COMPREHENSIVE LOSS
Net loss	$(1,357)	$(2,392)
Foreign currency translation adjustments,
net of income tax benefit of $11 and $42	(309)	(77)
Comprehensive loss	$(1,666)	$(2,469)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 30,	November 30,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,357)	$(2,392)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	2,792	2,295
Amortization of capitalized curriculum costs	1,431	1,277
Stock-based compensation expense	946	956
Deferred income taxes	(645)	(1,799)
Increase in contingent consideration liabilities	24	176
Changes in assets and liabilities:
Decrease in accounts receivable, net	16,096	16,148
Decrease in inventories	233	26
Decrease (increase) in prepaid expenses and other assets	847	(606)
Decrease in accounts payable and accrued liabilities	(5,098)	(8,125)
Decrease in deferred revenue	(7,586)	(5,570)
Increase (decrease) in income taxes payable/receivable	503	(53)
Increase (decrease) in other long-term liabilities	(52)	5
Net cash provided by operating activities	8,134	2,338

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,431)	(2,414)
Curriculum development costs	(689)	(703)
Acquisition of business	-	(1,109)
Net cash used for investing activities	(2,120)	(4,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	22,684	24,633
Payments on line of credit borrowings	(25,513)	(19,960)
Principal payments on term notes payable	(1,563)	(1,250)
Principal payments on financing obligation	(505)	(451)
Purchases of common stock for treasury	(7)	(1,968)
Payment of contingent consideration liabilities	(217)	-
Proceeds from sales of common stock held in treasury	230	158
Net cash provided by (used for) financing activities	(4,891)	1,162
Effect of foreign currency exchange rates on cash and cash equivalents	(191)	(111)
Net increase (decrease) in cash and cash equivalents	932	(837)
Cash and cash equivalents at the beginning of the period	10,153	8,924
Cash and cash equivalents at the end of the period	$11,085	$8,087

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$242	$640
Cash paid for interest	651	614

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$447	$901

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2018	27,056	$1,353	$211,280	$63,569	$341	(13,159)	$(196,043)
Issuance of common stock from
treasury			64			11	166
Purchase of treasury shares							(7)
Stock-based compensation			946
Cumulative translation
adjustments					(309)
Cumulative effect of
accounting change				(3,143)
Net loss				(1,357)
Balance at November 30, 2018	27,056	$1,353	$212,290	$59,069	$32	(13,148)	$(195,884)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2017	27,056	$1,353	$212,484	$69,456	$667	(13,414)	$(198,895)
Issuance of common stock from
treasury			(3,600)			256	3,758
Purchase of treasury shares						(103)	(1,968)
Stock-based compensation			956
Cumulative translation
adjustments					(77)
Net loss				(2,392)
Balance at November 30, 2017	27,056	$1,353	$209,840	$67,064	$590	(13,261)	$(197,105)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Educational Improvement, Sales Performance, and Customer Loyalty.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly-owned subsidiaries in Australia, China, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide related services in over 150 other countries and territories around the world.

We are committed to, and measure ourselves by, our clients’ achievement of transformational results.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Educational Improvement, and Customer Loyalty.  Our offerings are described in further detail at www.franklincovey.com.  The information posted on our website is not incorporated into this report.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2018.

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

Our fiscal year ends on August 31 of each year and our fiscal quarters end on the last day of November, February, and May of each year.

The results of operations for the quarter ended November 30, 2018 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2019, or for any future periods.

Accounting Pronouncements Issued and Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We adopted ASU No. 2014-09 on September 1, 2018 using the “modified retrospective” approach.  Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced our retained earnings by $4.1 million ($3.1 million, net of tax) on September 1, 2018, which primarily consisted of initial licensing fees on international locations.  The comparative prior period information has not been restated and continues to be presented according to accounting standards for revenue recognition in effect during the period presented.

The primary impact of ASU No. 2014-09 on our revenue recognition policies is a change in the way we account for our initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period begins if all other revenue requirements had been met.  However, under Topic 606, the Company will recognize revenue on the upfront fees over the course of the initial contract.

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

We do not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be materially affected in any period due to the adoption of ASU 2014-09.  While we do not believe the adoption of ASU 2014-09 will materially impact our annual financial statements, the change in the timing of revenue recognition of certain contracts could result in significant quarter-to-quarter fluctuations in revenue.  See Note 2 for further details regarding our revenue recognition accounting policies under Topic 606.

The cumulative after-tax effects of the changes made to our consolidated balance sheet from the adoption of Topic 606 were as follows (in thousands):

	August 31,	ASC 606	September 1,
	2018	Adjustments	2018
Assets:
Other current assets	$10,893	$109	$11,002
Deferred income tax assets	3,222	1,005	4,227

Liabilities and Shareholders' Equity:
Deferred revenue	51,888	2,008	53,896
Other liabilities	5,501	2,249	7,750
Retained earnings	63,569	(3,143)	60,426

The following line items in our condensed consolidated statement of operations were impacted by the adoption of the new standard for the quarter ended November 30, 2018 (in thousands, except per-share data):

	November 30,	November 30,
	2018	2018	Impact of
	As Reported	Without ASC 606	ASC 606
Revenue	$53,829	$52,757	$1,072
Cost of sales	17,046	17,046	-
Selling, general, and administrative	34,644	34,573	71
Income tax provision (benefit)	100	(136)	236
Net loss	(1,357)	(2,122)	765

Net loss per share:
Basic and diluted	$(0.10)	$(0.15)

Selected condensed consolidated balance sheet line items as of November 30, 2018, which were impacted by the adoption of the new standard, are as follows (in thousands):

	November 30,	November 30,
	2018	2018	Impact of
	As Reported	Without ASC 606	ASC 606
Assets:
Prepaid expenses and other current assets	$13,841	$13,770	$71
Deferred income tax assets	4,877	4,641	236
Total assets	196,324	196,017	307

Liabilities and Shareholders' Equity:
Deferred revenue	46,221	47,153	(932)
Other liabilities	7,747	5,743	2,004
Retained earnings	59,069	59,834	(765)
Total liabilities and shareholders' equity	196,324	196,017	307

The adoption of ASC Topic 606 did not have a material impact on our cash flows from operating, investing, or financing activities.

Accounting Pronouncements Issued Not Yet Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted for all entities.  We expect to adopt the provisions of ASU 2016-02 on September 1, 2019, and we may elect to apply the new standard on a prospective basis.  At November 30, 2018, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of November 30, 2018, we have not yet elected the transition method or determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

We account for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on September 1, 2018 using the modified retrospective method (Note 1).  We earn revenue from contracts with customers primarily through the delivery of our All Access Pass and The Leader in Me subscription offerings, through the delivery of training days and training course materials, and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office.  We also earn revenues from leasing arrangements that are not accounted for under Topic 606.  Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

Under Topic 606, we recognize revenue upon the transfer of control of promised products and services to customers in an amount equal to the amount of consideration the Company expects to receive in exchange for those products or services.  Although rare, if the consideration promised in a contract includes variable amounts, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained.  We include the variable consideration in the transaction price only to the extent that it is probable a significant reversal of the amount of cumulative revenue recognized will not occur.

We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when the Company satisfies the performance obligations

Taxes assessed by a government authority that are collected from a customer are excluded from net revenue.

Subscription and Support Revenues

Subscription revenues primarily relate to the Company’s All Access Pass and The Leader in Me subscription offerings.  We have determined that it is most appropriate to account for the AAP subscription as single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer.  This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform.

We typically invoice our customers annually upon execution of the contract or subsequent renewals.  Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control has occurred.

Training Days and Product Sales

We deliver Company-led training days from our offerings, such as The 7 Habits of Highly Effect People, at a customer’s location based upon a daily consultant rate and a set price for training materials.  These revenues are recognized as the training days occur and the services are performed.  Customers also have the option to purchase training materials and present our offerings through internal facilitators and not through the use of a Franklin Covey consultant.  Revenue is recognized from these product sales when the materials are shipped.  Shipping revenues associated with product sales are recorded in revenue with the corresponding shipping cost being recorded as a component of cost of sales.

Geographic Location License Rights

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each reporting period based upon the sales information reported to us from our licensees.  When sales information is not received from a particular licensee at the end of a reporting period, the Company estimates the amount of royalties to be received for the period that is being reported based upon prior forecasts and historical performance.  These estimated royalties are recorded as revenue and are adjusted, if necessary, in the subsequent period.

The primary impact of ASU No 2014-09 on our financial statements is a change in the way we account for the initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period began if all other revenue requirements had been met.  However, under Topic 606, we recognize revenue on the upfront fees over the course of the initial term.

Contracts with Multiple Performance Obligations

We enter into contracts that often include multiple performance obligations.  A performance obligation is a promise in a contract to transfer products or services that are distinct, or that are distinct within the context of the contract.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied.  Determining whether products and services meet the distinct criteria that should be accounted for separately or combined as one unit of accounting requires significant judgment.

When determining whether goods and services meet the distinct criteria we consider various factors for each agreement including the availability of the services and the nature of the offerings and services.  We allocate the transaction price to each performance obligation on a relative standalone selling price (SSP) basis.  Significant judgment is required to determine the SSP for each distinct performance obligation.  The SSP is the price which the Company would sell a promised product or service separately to a customer.  In determining the SSP, we consider the size and volume of transactions, the geographic location, price lists, historical sales, and contract prices.  We may modify our pricing from time-to-time in the future, which could result in changes to the SSP.

Contract Balances

As described above, subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each contract.  The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts.  We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered.  As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets.  Our receivables are generally collected within 30 to 120 days but typically no longer than 12 months.   Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings.  Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are also a component of our consolidated deferred revenue.  Our deferred revenue totaled $49.5 million at November 30, 2018 and $52.9 million at August 31, 2018, of which $3.3 million and $1.0 million were classified as components of other long-term liabilities at November 30, 2018 and August 31, 2018, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $41.4 million at November 30, 2018 and $48.4 million at August 31, 2018.  During the quarter ended November 30, 2018 we recognized $18.4 million of the deferred subscription revenue reported at August 31, 2018.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At November 30, 2018 we had $65.8 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.

Cost Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and The Leader in Me subscription offerings.   These incremental costs consist of sales commissions paid to our direct sales force and include the associated payroll taxes and fringe benefits.  As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are amortized ratably on an annual basis.  At November 30, 2018 the Company has capitalized $6.1 million of direct sales force commissions, which are included as a component of other current assets on our condensed consolidated balance sheet.  During the quarter the Company capitalized $1.6 million of costs to obtain revenue contracts and amortized $2.6 million to selling, general, and administrative expense.

Refer to Note 8 (Segment Information) to these condensed consolidated financial statements for our disaggregated revenues.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2018	2018
Finished goods	$2,897	$3,130
Raw materials	23	30
	$2,920	$3,160

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2018, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from business acquisitions are considered “level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The valuation models described in our annual report on Form 10-K for the fiscal year ended August 31, 2018 were utilized during the current period (with updated estimates) to arrive at the estimated fair value of the contingent consideration liabilities on the reporting date.  The fair value of the contingent consideration liabilities from the acquisitions of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the quarter ended November 30, 2018 (in thousands):

	Balance at	Change in		Balance at
	August 31, 2018	Fair Value	Payments	November 30, 2018
RGP Acquisition	$606	$(22)	$-	$584
Jhana Acquisition	3,942	46	(217)	3,771
	$4,548	$24	$(217)	$4,355

Approximately $1.0 million of the Jhana contingent consideration liability was recorded as a component of accrued liabilities on our condensed consolidated balance sheet at November 30, 2018.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 5 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.  Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2018	2017
Long-term incentive awards	$733	$791
Unvested share awards	175	131
Employee stock purchase plan	38	34
	$946	$956

During the quarter ended November 30, 2018, we issued 11,129 shares of our common stock to employees under various stock-based compensation arrangements.  Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the quarter ended November 30, 2018, we withheld 320 shares of our common stock for statutory taxes on stock-based compensation awards that vested during fiscal 2019.  The following is a description of the developments in our stock-based compensation plans during the quarter ended November 30, 2018.

New Long-Term Incentive Plan Award

On October 1, 2018, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors granted a new long-term incentive plan (LTIP) award to our executive officers and members of senior management.  The fiscal 2019 LTIP award is similar to the fiscal 2018 LTIP award and has three tranches, one of which has a time-based vesting condition and two of which have performance-based vesting conditions as described below:

•
Time-Based Award Shares – Twenty-five percent of the 2019 LTIP award shares vest to participants after three years of service.  The total number of shares that may be earned by participants after three years of service is 36,470 shares.  The number of shares awarded in this tranche is not variable and will not fluctuate based on financial measures.

•
Performance-Based Award Shares – The remaining two tranches of the 2019 LTIP award are based on fiscal 2021 qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and fiscal 2021 subscription service sales, respectively.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) up to 200 percent of the participant’s award (maximum threshold).  The number of shares that may be earned for achieving 100 percent of the performance-based objectives (target award threshold) totals 109,409 shares.  The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2019 LTIP totals 218,818 shares.

The fiscal 2019 LTIP has a three-year life and expires on August 31, 2021.

Compensation expense recognized during the quarter ended November 30, 2018, for long-term incentive plan awards in the table above includes expense related to awards granted in previous periods for which the performance conditions we believe are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter ended November 30, 2018, we issued 10,488 shares of our common stock to participants in the ESPP.

NOTE 6 – INCOME TAXES

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

Since we have an August 31 fiscal year end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 25.7 percent during fiscal 2018 and a 21 percent rate for fiscal 2019 and subsequent fiscal years.  Other provisions of the 2017 Tax Act, which were not effective for us in fiscal 2018, are now effective for fiscal 2019 and future years, including limitations on the deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI).

We recorded $0.1 million of income tax expense during the quarter ended November 30, 2018 on a pre-tax loss of $1.3 million, resulting in a negative effective tax benefit rate of (8.0) percent.  Our effective benefit rate was adversely affected by GILTI tax expense, non-deductible expenses, and effective foreign tax rates which are significantly higher than the U.S. statutory rate.  We recorded GILTI tax expense totaling $0.1 million for the quarter, based on the earnings of our foreign subsidiaries.  Net operating loss carryforwards prevented us from using foreign tax credits against this tax.  Unlike regular foreign tax credits, we permanently forego any unused foreign tax credits applicable to GILTI.

NOTE 7 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2018	2017
Numerator for basic and
diluted loss per share:
Net loss	$(1,357)	$(2,392)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,917	13,725
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-
Diluted weighted average
shares outstanding	13,917	13,725

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.10)	$(0.17)

Since we incurred a net loss for the quarter ended November 30, 2018, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended November 30, 2018 would have been approximately 183,000 shares.

NOTE 8 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services.  Our internal reporting and operating structure is currently organized around two divisions.  The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice.  Based on the applicable guidance, our operations are now comprised of three reportable segments and a corporate services group.  The following is a brief description of our reportable segments:

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

•
International Licensees – Our independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office.  These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries.  This segment’s results are primarily comprised of royalty revenues received from these licensees.

•	Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, and certain corporate administrative expenses.

We determined that the Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as our income or loss from operations excluding stock-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent liabilities from business acquisitions.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2018	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$38,471	$27,082	$4,111
International licensees	3,677	2,854	1,683
	42,148	29,936	5,794
Education practice	10,347	6,389	(18)
Corporate and eliminations	1,334	458	(2,607)
Consolidated	$53,829	$36,783	$3,169

Quarter Ended
November 30, 2017

Enterprise Division:
Direct offices	$34,197	$24,561	$3,078
International licensees	3,320	2,503	1,412
	37,517	27,064	4,490
Education practice	9,176	5,430	(670)
Corporate and eliminations	1,239	374	(3,218)
Consolidated	$47,932	$32,868	$602

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2018	2017
Segment Adjusted EBITDA	$5,776	$3,820
Corporate expenses	(2,607)	(3,218)
Consolidated Adjusted EBITDA	3,169	602
Stock-based compensation expense	(946)	(956)
Increase in contingent consideration liabilities	(24)	(176)
Licensee transition costs	(60)	-
ERP system implementation costs	-	(426)
Depreciation	(1,554)	(901)
Amortization	(1,238)	(1,395)
Loss from operations	(653)	(3,252)
Interest income	28	61
Interest expense	(632)	(549)
Loss before income taxes	(1,257)	(3,740)
Income tax benefit (provision)	(100)	1,348
Net loss	$(1,357)	$(2,392)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	November 30,	November 30,
	2018	2017

Americas	$40,918	$35,965
Asia Pacific	9,280	8,780
Europe/Middle East/Africa	3,631	3,187
	$53,829	$47,932

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2018	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$25,009	$12,675	$787	$-	$38,471
International licensees	872	-	2,805	-	3,677
	25,881	12,675	3,592	-	42,148
Education practice	3,917	5,713	717	-	10,347
Corporate and eliminations	-	-	-	1,334	1,334
Consolidated	$29,798	$18,388	$4,309	$1,334	$53,829

Quarter Ended
November 30, 2017

Enterprise Division:
Direct offices	$24,873	$9,117	$207	$-	$34,197
International licensees	491	-	2,829	-	3,320
	25,364	9,117	3,036	-	37,517
Education practice	4,786	3,733	657	-	9,176
Corporate and eliminations	-	-	-	1,239	1,239
Consolidated	$30,150	$12,850	$3,693	$1,239	$47,932

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through November 30, 2018.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  Receivables from FCOP are reported as components of other current and other long-term assets based on their expected payment dates and consisted of the following at dates indicated (in thousands):

	November 30,	August 31,
	2018	2018
Other current assets	$1,294	$1,123
Other long-term assets	427	411
	$1,721	$1,534

Amounts receivable from FCOP above are presented net of $0.2 million discount at November 30, 2018 and net of $0.3 million discount at August 31, 2018.

NOTE 10 – SUBSEQUENT EVENT

On December 5, 2018, we entered into an agreement to purchase the outstanding equity of the existing licensee that serves Germany, Switzerland, and Austria.  We intend to transition the licensee operation to a directly owned office similar to the fiscal 2017 transition of the licensee operation in China to a directly owned office.  The purchase price was $0.2 million, plus additional costs for severance, legal, and other related acquisition expenses.  These additional costs are expected to total approximately $0.8 million and they will be expensed as incurred in selling, general, and administrative expense.  The acquisition of this licensee is not expected to generate a material amount of intangible assets and there is no contingent consideration associated with the purchase.  This acquisition will provide us with the opportunity to operate directly owned offices in four of the top global economic markets and is expected to provide future growth opportunities.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2018.

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

The All Access Pass provides our clients with a compelling value proposition under which they receive: (1) unlimited access to our current and continually-expanding assemblage of world-class content and solutions; (2) the ability to assemble, integrate and deliver these solutions through an almost limitless combination of delivery modalities, in 16 languages worldwide; (3) the services of an implementation specialist to help curate and organize the content and solutions into “impact journeys” that exactly meet their needs; (4) at a cost per population trained which is less than or equal to that offered by other providers for just a single course through a single delivery modality; and with (5) an array of affordable add-on implementation services to help them accomplish their key “jobs-to-be-done.”  The Leader In Me membership provides our educational institution clients with a portal to access content and tools as well as a coach to help schools successfully develop, implement, and effectively utilize the Leader In Me program.

We believe that the transition to a subscription-based model is working well and results for the first quarter of fiscal 2019 reflect the favorable momentum that began in fiscal 2018.  For the quarter ended November 30, 2018, our consolidated sales increased 12 percent to $53.8 million compared with $47.9 million in the first quarter of fiscal 2018, and our gross profit and operating results also improved compared with the prior year.  These improvements were partially offset by a lower effective tax benefit rate that was primarily driven by changes from the 2017 Tax Act (Note 6).

For the quarter ended November 30, 2018, our subscription and subscription-related revenue grew 36 percent compared with the first quarter of fiscal 2018.  At November 30, 2018, we had $41.4 million of deferred subscription revenue on our balance sheet, a 32 percent, or $9.9 million, increase compared with deferred revenue on our balance sheet at November 30, 2017.  At November 30, 2018, we had $24.4 million of unbilled deferred revenue compared with $16.3 million of unbilled deferred revenue at November 30, 2017.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

Our financial results for the quarter ended November 30, 2018 were affected by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial items for the quarter ended November 30, 2018:

•
Sales – Our consolidated net sales for the quarter ended November 30, 2018 increased 12 percent, or $5.9 million, to $53.8 million, compared with $47.9 million in the first quarter of fiscal 2018.  Our sales were favorably impacted by significantly increased subscription and subscription-related sales at both our domestic and international locations, increased international licensee revenues, and increased Education segment revenues.  In addition, the adoption of ASC 606 had a $1.1 million favorable impact on our revenues during the quarter (refer to discussion below).  These increases were partially offset by decreased legacy facilitator revenues during the quarter.

•
Impact of ASC 606 (Revenue Recognition) – On September 1, 2018, we adopted the new revenue recognition standard commonly referred to as ASC 606 (Note 1).  This new standard had a $1.1 million favorable impact on our consolidated sales, which was primarily attributable to the Education practice.  The additional revenue from ASC 606 reduced our loss from operations and pre-tax loss by $1.0 million for the quarter ended November 30, 2018.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $17.0 million for the quarter ending November 30, 2018, compared with $15.1 million in the first quarter of the prior year.  Gross profit for the first quarter of fiscal 2019 increased 12 percent to $36.8 million compared with $32.9 million in the first quarter of fiscal 2018 and increased primarily due to increased sales.  Our consolidated gross margin was 68.3 percent of sales compared with 68.6 percent in the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended November 30, 2018 increased by $1.3 million compared with the prior year, which was due to a $0.8 million increase in selling, general, and administrative (SG&A) expenses and a $0.7 million increase in depreciation expense.  These increases were partially offset by a $0.2 million decrease in amortization expense.  Increased SG&A expenses were primarily related to increased associate costs resulting from increased commissions on higher sales and investments in new sales and sales related personnel.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended November 30, 2018 improved to $(0.7) million compared with a loss of $(3.3) million in the first quarter of fiscal 2018.  Net loss for the first quarter of fiscal 2019 was $(1.4) million, or $(.10) per share, compared with a net loss of $(2.4) million, or $(.17) per share, in the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2018 Compared with the Quarter Ended November 30, 2017

Enterprise Division

Direct Offices Segment
The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, and Australia; and other groups such as our government services office.  The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	November 30,	% of	November 30,	% of
	2018	Sales	2017	Sales	Change
Sales	$38,471	100.0	$34,197	100.0	$4,274
Cost of sales	11,389	29.6	9,636	28.2	1,753
Gross profit	27,082	70.4	24,561	71.8	2,521
SG&A expenses	22,971	59.7	21,483	62.8	1,488
Adjusted EBITDA	$4,111	10.7	$3,078	9.0	$1,033

Sales.  For the quarter ending November 30, 2018, our U.S./Canada sales grew $2.1 million, our government services sales increased $0.9 million, international direct office revenue grew $0.7 million, and coaching sales increased $0.3 million.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the quarter.  The adoption of ASC 606 did not have an impact on reported direct office sales.  Sales increased at each of our international direct offices except for Australia, which was essentially flat compared with the prior year.  Foreign exchange rates had a $0.3 million unfavorable impact on international direct office sales and a $0.1 million unfavorable impact on Direct Office operating results during the quarter.

Subsequent to November 30, 2018, we purchased the equity of our international licensee that serves Germany, Switzerland, and Austria (Note 10).  We anticipate that this purchase will increase our international direct office sales in future periods as we develop our operations within those countries.

Gross Profit.  Gross profit increased due to increased sales in the quarter as previously described.  Direct Office gross margin declined slightly primarily due to the mix of services sold compared with the prior year.

SG&A Expense.  Direct Office operating expenses increased primarily due to increased commissions on higher sales and additional personnel costs for investments in new sales and sales-related personnel.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	November 30,	% of	November 30,	% of
	2018	Sales	2017	Sales	Change
Sales	$3,677	100.0	$3,320	100.0	$357
Cost of sales	823	22.4	817	24.6	6
Gross profit	2,854	77.6	2,503	75.4	351
SG&A expenses	1,171	31.8	1,091	32.9	80
Adjusted EBITDA	$1,683	45.8	$1,412	42.5	$271

Sales.  International licensee revenues are primarily comprised of royalty revenues received from our international licensees.  During the quarter ended November 30, 2018, we conducted a conference for our international licensees for which we collected a portion of the cost of the conference from the licensees which attended, which increased our reported revenues compared with the prior year.  Foreign exchange rates had a $0.1 million unfavorable impact on our reported licensee sales and operating results during the first quarter of fiscal 2019.

SG&A Expense.  We incurred additional expenses during the first quarter of fiscal 2019 for initiatives related to promoting licensee operations, including the previously mentioned licensee conference.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	November 30,	% of	November 30,	% of
	2018	Sales	2017	Sales	Change
Sales	$10,347	100.0	$9,176	100.0	$1,171
Cost of sales	3,958	38.3	3,746	40.8	212
Gross profit	6,389	61.7	5,430	59.2	959
SG&A expenses	6,407	61.9	6,100	66.5	307
Adjusted EBITDA	$(18)	(0.2)	$(670)	(7.3)	$652

Sales.  Our Education practice has grown consistently over the past several years, from $8.4 million of sales in fiscal 2010 to $45.3 million in sales during fiscal 2018.  However, during fiscal 2018 the Education Division’s growth slowed primarily due the expiration of a large six-year funding commitment from a charitable educational foundation focused on funding new The Leader in Me schools.  This contract expiration reduced revenues in the Education Division by $0.7 million, and gross profit by approximately $0.4 million during the first quarter of fiscal 2019.  We anticipate that the impact from the expiration of this contract will be the most pronounced early in fiscal 2019 and will decrease as the fiscal year progresses.  The adoption of ASC 606 had a $1.1 million favorable impact on the Education division during the first quarter of fiscal 2019.  As of November 30, 2018, The Leader in Me program is used in over 3,700 schools and in over 50 countries.  Consistent with prior fiscal years, we expect the majority of sales growth from the Education practice to occur during our fourth fiscal quarter.

Gross Profit.  Education segment gross profit increased primarily due to the impact of adopting ASC 606 as previously described.

SG&A Expense.  The increase in SG&A expense is primarily due to investments in new sales and sales personnel and new materials to drive growth in future periods.  We expect the Education Division to resume its growth trajectory in fiscal 2019.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets in fiscal 2018 and the first quarter of fiscal 2019.  Based on capital asset acquisition activity in prior periods, and expected capital additions during fiscal 2019, we expect depreciation expense will total approximately $6.7 million in fiscal 2019.

Amortization – Our amortization expense decreased compared with the first quarter of fiscal 2018 primarily due to the full amortization of intangible assets resulting from business acquisitions made during fiscal 2017.  We currently expect our amortization expense from finite-lived intangible assets will total $4.8 million in fiscal 2019.

Interest Expense – Interest expense for the first quarter of fiscal 2019 increased $0.1 million over the prior year primarily due to increased borrowings on our line of credit combined with higher interest rates on those borrowings.

Income Taxes

Our effective income tax benefit rate for the quarter ended November 30, 2018 was negative (8.0) percent compared with an effective benefit rate of 36.0 percent in the first quarter of the prior year.  The lower tax benefit rate in the current year was primarily due to the reduced U.S. statutory rate of 21 percent for the current quarter compared to the statutory rate of 35 percent for the first quarter of fiscal 2018, tax expense from Global Intangible Low-taxed Income (GILTI), nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.  The relatively small pre-tax loss for the quarter amplified the impact of these items on our consolidated effective tax rate.

We computed income taxes for the quarter ended November 30, 2018 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.  We believe that this method yields a more reliable income tax calculation for the period.  The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Although we paid $0.2 million in cash for income taxes during the quarter ended November 30, 2018, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP and other subscription sales.  The reduced taxable income from the deferral of subscription revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at November 30, 2018 totaled $11.1 million, with $21.5 million available on our revolving line of credit facility.  Of our $11.1 million in cash at November 30, 2018, $10.0 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, working capital expansion, business acquisitions, and purchases of our common stock.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  Our restated credit agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the restated credit agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) consolidated accounts receivable must be at least 150 percent of outstanding borrowings on the revolving line of credit.  We believe that we were in compliance with the financial covenants and other terms applicable to the restated credit agreement at November 30, 2018.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2018.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities during the first quarter of fiscal 2019 totaled $8.1 million compared with $2.3 million in the first quarter of fiscal 2018.  The increase was primarily due to cash used to support changes in working capital when compared with the prior year, and improved operating results for the quarter.  Our collection of accounts receivable remained strong during the first quarter of fiscal 2019 and provided significant cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the quarter ended November 30, 2018 totaled $2.1 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment, which totaled $1.4 million for the quarter, consisted primarily of software, hardware, and leasehold improvements on our corporate campus.  We currently anticipate that our purchases of property and equipment will total approximately $6.0 million in fiscal 2019.

We spent $0.7 million during the first quarter of fiscal 2019 on the development of various offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.5 million during fiscal 2019.

During the first quarter of fiscal 2018, we paid $1.1 million to the former owners of Jhana Education as contingent consideration related to this acquisition.  Due to the close proximity of this payment to the acquisition date, we classified the $1.1 million as a component of investing activities in our condensed consolidated statement of cash flows.

Cash Flows From Financing Activities

Through November 30, 2018, we used $4.9 million of cash for financing activities.  Our primary uses of financing cash during the first quarter of fiscal 2019 included $2.8 million used to reduce the balance on our line of credit, $2.1 million of cash paid on our term loans and the financing obligation on our corporate campus, and $0.2 million of cash paid to the former owners of Jhana Education for contingent acquisition consideration.  These uses of financing cash were partially offset by $0.2 million of cash received from participants in our employee stock purchase program to acquire shares of our common stock.

We currently have a Board of Director authorized share repurchase program which allows us to purchase up to $40.0 million of our common stock so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this authorized common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through November 30, 2018.  Our uses of financing cash during the remainder of fiscal 2019 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and purchases of common stock under the terms of our Board approved plan.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make additional share purchases during any future period.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligations, including our term loans payable, and meet other working capital requirements during the remainder of fiscal 2019 through current cash balances, future cash flows from operating activities, and from borrowings on our existing secured credit agreement.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2021 and we expect to renew this credit agreement regularly in future periods to maintain the long-term availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on term loans payable; 3) potential contingent consideration payments resulting from previous business acquisitions; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; 5) minimum operating lease payments primarily for foreign office space; and 6) payments for outsourcing services related to warehousing and distribution services.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2018.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On February 25, 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted for all entities.  We expect to adopt the provisions of ASU 2016-02 on September 1, 2019, and we may elect to apply the new standard on a prospective basis.  At November 30, 2018, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of November 30, 2018, we have not yet elected the transition method or determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2018 and in Note 2 to the financial statements for the new revenue recognition guidance found in Topic 606.  Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies except as described for revenue recognition under Topic 606.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain oral and written statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the All Access Pass, anticipated renewals of subscription offerings, the expected impact of new revenue recognition rules, the change in our business model associated with subscription offerings, the expected growth of our Education practice, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, the impact of the new tax reform changes signed into law, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2018, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2018, we had $8.5 million drawn on our revolving line of credit.  Our other long-term obligations at November 30, 2018 primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, $11.3 million of term loans payable, and potential contingent consideration payments resulting from business acquisitions completed in fiscal 2017.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 4.2 percent at November 30, 2018.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and the amount outstanding on our line of credit facility at November 30, 2018 would result in approximately $0.1 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2018.

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

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2018 to September 30, 2018	-	$-	-	$13,174

October 1, 2018 to October 31, 2018	-	-	-	13,174

November 1, 2018 to November 30, 2018	-	-	-	13,174

Total Common Shares	-	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through November 30, 2018.

The table above excludes 320 shares of our common stock that were withheld for statutory taxes on stock-based compensation awards vested to employees during the quarter ended November 30, 2018.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $23.44 per share.

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

FRANKLIN COVEY CO.

Date:	January 9, 2019	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 9, 2019	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)