Form 10-Q
period 2019-02-28
FRANKLIN COVEY CO
filed 2019-04-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

13,963,616 shares of Common Stock as of March 31, 2019

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	February 28,	August 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,108	$10,153
Accounts receivable, less allowance for doubtful accounts of $4,185 and $3,555	50,591	71,914
Inventories	2,840	3,160
Income taxes receivable	-	179
Prepaid expenses and other current assets	12,879	14,757
Total current assets	79,418	100,163

Property and equipment, net	19,725	21,401
Intangible assets, net	50,146	51,934
Goodwill	24,220	24,220
Deferred income tax assets	5,652	3,222
Other long-term assets	11,015	12,935
	$190,176	$213,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$7,813	$10,313
Current portion of financing obligation	2,211	2,092
Accounts payable	7,933	9,790
Income taxes payable	107	-
Deferred revenue	45,209	51,888
Accrued liabilities	16,074	20,761
Total current liabilities	79,347	94,844

Line of credit	8,376	11,337
Term notes payable, less current portion	1,875	2,500
Financing obligation, less current portion	17,844	18,983
Other liabilities	7,490	5,501
Deferred income tax liabilities	210	210
Total liabilities	115,142	133,375

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	212,960	211,280
Retained earnings	55,552	63,569
Accumulated other comprehensive income	470	341
Treasury stock at cost, 13,109 shares and 13,159 shares	(195,301)	(196,043)
Total shareholders’ equity	75,034	80,500
	$190,176	$213,875

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net sales	$50,356	$46,547	$104,185	$94,479
Cost of sales	14,990	13,803	32,037	28,867
Gross profit	35,366	32,744	72,148	65,612

Selling, general, and administrative	35,925	35,097	70,568	68,921
Depreciation	1,697	1,379	3,251	2,280
Amortization	1,300	1,395	2,538	2,791
Loss from operations	(3,556)	(5,127)	(4,209)	(8,380)

Interest income	9	25	22	59
Interest expense	(623)	(692)	(1,255)	(1,240)
Discount accretion on related party receivable	243	29	258	56
Loss before income taxes	(3,927)	(5,765)	(5,184)	(9,505)
Income tax benefit	410	3,025	310	4,373
Net loss	$(3,517)	$(2,740)	$(4,874)	$(5,132)

Net loss per share:
Basic and diluted	$(0.25)	$(0.20)	$(0.35)	$(0.37)

Weighted average number of common shares:
Basic and diluted	13,937	13,867	13,927	13,796

COMPREHENSIVE LOSS
Net loss	$(3,517)	$(2,740)	$(4,874)	$(5,132)
Foreign currency translation adjustments,
net of income tax benefit (provision)
of $(11), $(136), $0, and $(94)	438	429	129	352
Comprehensive loss	$(3,079)	$(2,311)	$(4,745)	$(4,780)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 28,	February 28,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,874)	$(5,132)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	5,789	5,071
Amortization of capitalized curriculum costs	2,856	2,560
Stock-based compensation expense	1,989	1,736
Deferred income taxes	(1,402)	(5,358)
Change in fair value of contingent consideration liabilities	76	652
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	21,197	17,911
Decrease (increase) in inventories	402	(157)
Decrease in prepaid expenses and other assets	2,425	1,144
Decrease in accounts payable and accrued liabilities	(6,298)	(2,310)
Decrease in deferred revenue	(8,842)	(5,388)
Increase (decrease) in income taxes payable/receivable	214	(288)
Decrease in other long-term liabilities	(182)	(1,074)
Net cash provided by operating activities	13,350	9,367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,195)	(4,288)
Curriculum development costs	(1,256)	(2,185)
Acquisition of business, net of cash acquired	(32)	(1,108)
Net cash used for investing activities	(3,483)	(7,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	46,032	47,047
Payments on line of credit borrowings	(48,993)	(41,505)
Principal payments on term notes payable	(3,125)	(3,125)
Principal payments on financing obligation	(1,020)	(910)
Purchases of common stock for treasury	(12)	(2,005)
Payment of contingent consideration liabilities	(301)	(44)
Proceeds from sales of common stock held in treasury	444	348
Net cash used for financing activities	(6,975)	(194)
Effect of foreign currency exchange rates on cash and cash equivalents	63	244
Net increase in cash and cash equivalents	2,955	1,836
Cash and cash equivalents at the beginning of the period	10,153	8,924
Cash and cash equivalents at the end of the period	$13,108	$10,760

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$831	$1,156
Cash paid for interest	1,276	1,274

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$369	$233
Consideration for business acquisition from liabilities of acquiree	798	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2018	27,056	$1,353	$211,280	$63,569	$341	(13,159)	$(196,043)
Issuance of common stock
from treasury			64			11	166
Purchase of treasury shares							(7)
Stock-based compensation			946
Cumulative translation
adjustments					(309)
Cumulative effect of
accounting change				(3,143)
Net loss				(1,357)
Balance at November 30, 2018	27,056	1,353	212,290	59,069	32	(13,148)	(195,884)

Issuance of common stock
from treasury			53			11	162
Purchase of treasury shares							(5)
Stock-based compensation			1,043
Restricted stock award			(426)			28	426
Cumulative translation
adjustments					438
Net loss				(3,517)
Balance at February 28, 2019	27,056	$1,353	$212,960	$55,552	$470	(13,109)	$(195,301)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – PRIOR FISCAL YEAR
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2017	27,056	$1,353	$212,484	$69,456	$667	(13,414)	$(198,895)
Issuance of common stock
from treasury			(3,600)			256	3,758
Purchase of treasury shares						(103)	(1,968)
Stock-based compensation			956
Cumulative translation
adjustments					(77)
Net loss				(2,392)
Balance at November 30, 2017	27,056	1,353	209,840	67,064	590	(13,261)	(197,105)

Issuance of common stock
from treasury			(264)			61	456
Purchase of treasury shares						(2)	(38)
Stock-based compensation			779
Restricted stock award			(348)			23	348
Cumulative translation
adjustments					429
Net loss				(2,740)
Balance at February 28, 2018	27,056	$1,353	$210,007	$64,324	$1,019	(13,179)	$(196,339)

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

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly-owned subsidiaries in Australia, China, Japan, the United Kingdom and new subsidiaries in Germany, Switzerland, and Austria; and we contract with licensee partners who deliver our content and provide related services in over 150 other countries and territories around the world.

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

The results of operations for the quarter and two quarters ended February 28, 2019 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2019, or for any future periods.

Accounting Pronouncements Issued and Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We adopted ASU No. 2014-09 on September 1, 2018 using the “modified retrospective” approach.  Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced our retained earnings by $4.1 million ($3.1 million, net of tax) on September 1, 2018, which primarily consisted of initial licensing fees on international locations.  The comparative prior period information has not been restated and continues to be presented according to accounting standards for revenue recognition in effect during the periods presented.

The primary impact of ASU No. 2014-09 on our revenue recognition policies is a change in the way we account for our initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period begins if all other revenue requirements had been met.  However, under Topic 606, the Company will recognize revenue on the upfront fees over the duration of the contract.

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

The following line items in our condensed consolidated statement of operations were impacted by the adoption of the new standard for the quarter ended February 28, 2019 (in thousands, except per-share data):

	February 28,	February 28,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Revenue	$50,356	$49,895	$461
Cost of sales	14,990	14,990	-
Selling, general, and administrative	35,925	35,914	11
Income tax benefit	410	517	(107)
Net loss	(3,517)	(3,860)	343

Net loss per share:
Basic and diluted	$(0.25)	$(0.28)

The following line items in our condensed consolidated statements of operations were impacted by the adoption of Topic 606 for the two quarters ended February 28, 2019 (in thousands, except per-share data):

	Two Quarters	Two Quarters
	Ended February 28,	Ended February 28,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Revenue	$104,185	$102,653	$1,532
Cost of sales	32,037	32,037	-
Selling, general, and administrative	70,568	70,486	82
Income tax benefit	310	652	(342)
Net loss	(4,874)	(5,982)	1,108

Net loss per share:
Basic and diluted	$(0.35)	$(0.43)

Selected condensed consolidated balance sheet line items as of February 28, 2019, which were impacted by the adoption of the new standard, are as follows (in thousands):

	February 28,	February 28,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Assets:
Prepaid expenses and other current assets	$12,879	$12,853	$26
Deferred income tax assets	5,652	4,989	663
Total assets	190,176	189,487	689

Liabilities and Shareholders' Equity:
Deferred revenue	45,209	44,262	947
Other liabilities	7,490	5,712	1,778
Retained earnings	55,552	57,588	(2,036)
Total liabilities and shareholders' equity	190,176	189,487	689

The adoption of ASC Topic 606 did not have a material impact on our cash flows from operating, investing, or financing activities.

Accounting Pronouncements Issued Not Yet Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted for all entities.  We expect to adopt the provisions of ASU 2016-02 on September 1, 2019, and we may elect to apply the new standard on a prospective basis.  At February 28, 2019, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of February 28, 2019, we have not yet elected the transition method or determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

Under Topic 606, we recognize revenue upon the transfer of control of promised products and services to customers in an amount equal to the consideration the Company expects to receive in exchange for those products or services.  Although rare, if the consideration promised in a contract includes variable amounts, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained.  We include the variable consideration in the transaction price only to the extent that it is probable a significant reversal of the amount of cumulative revenue recognized will not occur.

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

The primary impact of ASU No. 2014-09 on our financial statements is a change in the way we account for the initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period began if all other revenue requirements had been met.  However, under Topic 606, we recognize revenue on the upfront fees over the term of the initial contract.

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

Contract Balances

As described above, subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each contract.  The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts.  We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered.  As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets.  Our receivables are generally collected within 30 to 120 days but typically no longer than 12 months.  Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings.  Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are also a component of our consolidated deferred revenue.  Our deferred revenue totaled $48.4 million at February 28, 2019 and $52.9 million at August 31, 2018, of which $3.2 million and $1.0 million were classified as components of other long-term liabilities at February 28, 2019 and August 31, 2018, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $39.6 million at February 28, 2019 and $48.4 million at August 31, 2018.  During the quarter and two quarters ended February 28, 2019, we recognized $14.0 million and $30.1 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At February 28, 2019 we had $64.5 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and The Leader in Me subscription offerings.  These incremental costs consist of sales commissions paid to our direct sales force and include the associated payroll taxes and fringe benefits.  As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are amortized ratably on an annual basis.  At February 28, 2019 the Company has capitalized $6.2 million of direct sales force commissions, which are included as a component of other current assets on our condensed consolidated balance sheet.  During the quarter and two quarters ended February 28, 2019, we capitalized $2.3 million and $3.8 million of costs to obtain revenue contracts and amortized $2.2 million and $4.8 million to selling, general, and administrative expense, respectively.

Refer to Note 9 (Segment Information) to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 3 – ACQUISITION OF GERMANY, SWITZERLAND, AND AUSTRIA LICENSEE

On December 5, 2018, we purchased all of the equity of Leadership Institut GmbH, a Munich, Germany based company with wholly owned subsidiary companies in Switzerland and Austria.  Leadership Institut GmbH previously operated as an independent licensee that provided our training and products to Germany, Switzerland, and Austria (GSA).  We intend to transition the GSA licensee operation to a directly owned office similar to the fiscal 2017 transition of the licensee operation in China.  The purchase price was $0.2 million in cash, plus $0.8 million in forgiveness of liabilities owed to the Company from the pre-existing relationship at the purchase date.  There is no contingent consideration obligations or other additional consideration associated with the purchase of the former GSA licensee.  We accounted for the acquisition of Leadership Institut Gmbh as a business combination in the second quarter of fiscal 2019.  We also expect to incur additional costs for severance, legal, and other related acquisition expenses.  These additional costs are expected to total approximately $0.8 million and will be expensed as incurred in selling, general, and administrative expense.  The acquisition of the GSA licensee will provide us with the opportunity to operate a directly owned office in one of the world’s largest economic markets and is expected to provide significant future growth opportunities.  The total purchase price consisted of the following (in thousands):

Cash paid at closing	$159
Accounts receivable from GSA licensee	798
Total purchase price	$957

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows (in thousands):

Cash acquired	$127
Accounts receivable, net	564
Inventories, net	80
Prepaid and other current assets	45
Intangible assets	741
Property and equipment	27
Other long-term assets	11
Assets acquired	1,595
Accounts payable	(208)
Accrued liabilities	(383)
Income taxes payable	(47)
Liabilities assumed	(638)
$957

The preliminary allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

		Weighted Average
Description	Amount	Life
Reacquisition of license rights	$360	3 years
Localized content	202	3 years
Customer relationships	179	3 years
	$741

We have included the financial results of the former GSA licensee in our financial results since the date of acquisition.  For the quarter ended February 28, 2019, the new direct office that serves the GSA region had $0.5 million of sales and a $0.2 million operating loss.  During the second quarter of the prior year, we recognized $0.1 million of royalty revenue from the GSA licensee.  For the twelve months ended August 31, 2018, the former GSA licensee had $3.3 million of sales and a $1.3 million pre-tax tax loss.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28,	August 31,
	2019	2018
Finished goods	$2,818	$3,130
Raw materials	22	30
	$2,840	$3,160

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 28, 2019, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from business acquisitions are considered “level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The valuation models described in our annual report on Form 10-K for the fiscal year ended August 31, 2018 were utilized during the current period (with updated estimates) to arrive at the estimated fair values of the contingent consideration liabilities on the reporting date.  The fair value of the contingent consideration liabilities from the acquisitions of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the two quarters ended February 28, 2019 (in thousands):

	Balance at	Change in		Balance at
	August 31, 2018	Fair Value	Payments	February 28, 2019
RGP Acquisition	$606	$9	$-	$615
Jhana Acquisition	3,942	67	(301)	3,708
	$4,548	$76	$(301)	$4,323

Approximately $1.0 million of the Jhana contingent consideration liability was recorded as a component of accrued liabilities on our condensed consolidated balance sheet at February 28, 2019.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 6 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.  Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Long-term incentive awards	$824	$582	$1,557	$1,373
Restricted stock awards	175	160	350	292
Employee stock purchase plan	44	37	82	71
	$1,043	$779	$1,989	$1,736

During the quarter and two quarters ended February 28, 2019, we issued 39,803 shares and 50,932 shares of our common stock under various stock-based compensation arrangements.  Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the quarter ended February 28, 2019, we withheld 241 shares of our common stock for statutory taxes on stock-based compensation arrangements.  The following is a description of the developments in our stock-based compensation plans during the quarter and two quarters ended February 28, 2019.

Fiscal 2019 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2019 award, each eligible director received a whole-share grant equal to $100,000 with a one-year vesting period.  Our restricted stock award activity during the two quarters ended February 28, 2019 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2018	23,338	$30.00
Granted	28,525	24.54
Forfeited	-	-
Vested	(23,338)	30.00
Restricted stock awards at
February 28, 2019	28,525	$24.54

At February 28, 2019, there was $0.6 million of unrecognized compensation expense remaining on the fiscal 2019 Board of Director restricted share award.

Fiscal 2019 Time-Based Award

On January 25, 2019, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors approved a new incentive plan award for the Chief Executive Officer, Chief Financial Officer, and Chief People Officer that has a two-year time-based vesting (service) condition.  A total of 11,915 shares were issued to the participants in connection with this award.  The fair value of this award was calculated by multiplying the number of shares times the closing price of the Company’s common stock on the grant date, which was $24.54 per share.  The fair value of this award totals $0.3 million, which will be expensed evenly over the two-year service period.

Fiscal 2019 Long-Term Incentive Plan Award

On October 1, 2018, the Compensation Committee of the Board of Directors granted a new long-term incentive plan (LTIP) award to our executive officers and members of senior management.  The fiscal 2019 LTIP award is similar to the fiscal 2018 LTIP award and has three tranches, one of which has a time-based vesting condition and two of which have performance-based vesting conditions as described below:

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

Compensation expense recognized during the quarter and two quarters ended February 28, 2019, for long-term incentive plan awards in the table above includes expense related to awards granted in previous periods for which the performance conditions we believe are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and two quarters ended February 28, 2019, we issued 10,730 shares and 21,218 shares of our common stock to participants in the ESPP.

NOTE 7 – INCOME TAXES

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

We recorded an income tax benefit of $0.3 million for the two quarters ended February 28, 2019 on a pre-tax loss of $5.2 million, resulting in an effective tax benefit rate of 6.0 percent.  Our effective benefit rate was adversely affected by GILTI tax expense, non-deductible expenses, and effective foreign tax rates which are significantly higher than the U.S. statutory rate.  We recorded GILTI tax expense totaling $0.3 million during the first two quarters of fiscal 2019, based on the earnings of our foreign subsidiaries.  Net operating loss carryforwards prevented us from using foreign tax credits against this tax.  Unlike regular foreign tax credits, we permanently forego any unused foreign tax credits applicable to GILTI.

NOTE 8 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Numerator for basic and
diluted loss per share:
Net loss	$(3,517)	$(2,740)	$(4,874)	$(5,132)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,937	13,867	13,927	13,796
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	-
Diluted weighted average
shares outstanding	13,937	13,867	13,927	13,796

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.25)	$(0.20)	$(0.35)	$(0.37)

Since we incurred a net loss for the quarter and two quarters ended February 28, 2019, no potentially dilutive securities are included in the calculations of diluted loss per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended February 28, 2019 would have been approximately 214,000 shares.

NOTE 9 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services.  Our internal reporting and operating structure is currently organized around two divisions.  The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice.  Based on the applicable guidance, our operations are now comprised of three reportable segments and a corporate services group.  The following is a brief description of our reportable segments:

•
Direct Offices – Our Direct Office segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance.  We have a variety of principle-based offerings that help build winning and profitable cultures.  This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, and our new offices in Germany, Switzerland, and Austria; our government services sales channel; and our public programs operations.

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

We determined that the Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  Adjusted EBITDA is a non-GAAP financial measure.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as our income or loss from operations excluding stock-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent liabilities from business acquisitions.  The Company references this non-GAAP financial measure in its decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 28, 2019	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$36,414	$27,294	$2,543
International licensees	2,906	2,221	1,218
	39,320	29,515	3,761
Education practice	9,698	5,429	(909)
Corporate and eliminations	1,338	422	(1,888)
Consolidated	$50,356	$35,366	$964

Quarter Ended
February 28, 2018

Enterprise Division:
Direct offices	$33,275	$24,881	$1,331
International licensees	3,046	2,364	1,162
	36,321	27,245	2,493
Education practice	9,007	5,163	(1,151)
Corporate and eliminations	1,219	336	(2,010)
Consolidated	$46,547	$32,744	$(668)

Two Quarters Ended
February 28, 2019

Enterprise Division:
Direct offices	$74,885	$54,364	$6,183
International licensees	6,583	5,084	2,846
	81,468	59,448	9,029
Education practice	20,044	11,822	(1,174)
Corporate and eliminations	2,673	878	(3,722)
Consolidated	$104,185	$72,148	$4,133

Two Quarters Ended
February 28, 2018

Enterprise Division:
Direct offices	$67,471	$49,442	$3,723
International licensees	6,366	4,866	2,572
	73,837	54,308	6,295
Education practice	18,183	10,593	(1,993)
Corporate and eliminations	2,459	711	(4,368)
Consolidated	$94,479	$65,612	$(66)

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$2,852	$1,342	$7,855	$4,302
Corporate expenses	(1,888)	(2,010)	(3,722)	(4,368)
Consolidated Adjusted EBITDA	964	(668)	4,133	(66)
Stock-based compensation expense	(1,043)	(779)	(1,989)	(1,736)
Increase in contingent consideration liabilities	(52)	(477)	(76)	(652)
Licensee transition costs	(428)	-	(488)	-
ERP system implementation costs	-	(429)	-	(855)
Depreciation	(1,697)	(1,379)	(3,251)	(2,280)
Amortization	(1,300)	(1,395)	(2,538)	(2,791)
Loss from operations	(3,556)	(5,127)	(4,209)	(8,380)
Interest income	9	25	22	59
Interest expense	(623)	(692)	(1,255)	(1,240)
Discount accretion on related
party receivable	243	29	258	56
Loss before income taxes	(3,927)	(5,765)	(5,184)	(9,505)
Income tax benefit	410	3,025	310	4,373
Net loss	$(3,517)	$(2,740)	$(4,874)	$(5,132)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Americas	$39,839	$34,786	$80,757	$70,751
Asia Pacific	7,398	8,711	16,678	17,491
Europe/Middle East/Africa	3,119	3,050	6,750	6,237
	$50,356	$46,547	$104,185	$94,479

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 28, 2019	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$23,102	$12,416	$896	$-	$36,414
International licensees	517	-	2,389	-	2,906
	23,619	12,416	3,285	-	39,320
Education practice	2,583	5,368	1,747	-	9,698
Corporate and eliminations	-	-	-	1,338	1,338
Consolidated	$26,202	$17,784	$5,032	$1,338	$50,356

Quarter Ended
February 28, 2018

Enterprise Division:
Direct offices	$22,108	$9,982	$1,185	$-	$33,275
International licensees	568	-	2,478	-	3,046
	22,676	9,982	3,663	-	36,321
Education practice	3,396	3,749	1,862	-	9,007
Corporate and eliminations	-	-	-	1,219	1,219
Consolidated	$26,072	$13,731	$5,525	$1,219	$46,547

Two Quarters Ended
February 28, 2019

Enterprise Division:
Direct offices	$48,111	$25,091	$1,683	$-	$74,885
International licensees	1,389	-	5,194	-	6,583
	49,500	25,091	6,877	-	81,468
Education practice	6,501	11,080	2,463	-	20,044
Corporate and eliminations	-	-	-	2,673	2,673
Consolidated	$56,001	$36,171	$9,340	$2,673	$104,185

Two Quarters Ended
February 28, 2018

Enterprise Division:
Direct offices	$46,981	$19,099	$1,391	$-	$67,471
International licensees	1,059	-	5,307	-	6,366
	48,040	19,099	6,698	-	73,837
Education practice	8,181	7,482	2,520	-	18,183
Corporate and eliminations	-	-	-	2,459	2,459
Consolidated	$56,221	$26,581	$9,218	$2,459	$94,479

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through February 28, 2019.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During the quarter ended February 28, 2019 we received $1.4 million of cash from FCOP.  Receivables from FCOP are reported as components of other current and other long-term assets based on their expected payment dates and consisted of the following at dates indicated (in thousands):

	February 28,	August 31,
	2019	2018
Other current assets	$694	$1,123
Other long-term assets	-	411
	$694	$1,534

During the past couple of years, we received larger payments from FCOP than previously anticipated.  Based on the payments received during the second quarter of fiscal 2019 and amounts currently expected to be received during fiscal 2020, all remaining receivables from FCOP are now classified as current assets.  Accordingly, we accelerated the accretion of the remaining discount on these receivables during the quarter ended February 28, 2019, which totaled $0.2 million.  Amounts receivable from FCOP at August 31, 2018 are presented net of $0.3 million discount.

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

RESULTS OF OPERATIONS

Overview

At its core, Franklin Covey Co. is a content and solutions company.  During our history, we have created and developed world-class offerings designed to help our clients solve challenges which require significant and lasting changes in human behavior.  Several years ago, we began moving from simply selling training courses to providing fully-integrated solutions and practices which were focused on helping organizational clients successfully execute on their strategic priorities, develop their leaders, and build winning cultures.  Three years ago, we determined that we could better serve our clients and substantially expand the breadth and depth of our client impact if we moved from selling content on a course-by-course basis, to a subscription basis, such as through the All Access Pass in our Enterprise Division, which includes our direct office and international licensee segments, and The Leader in Me membership service offered through our Education Division.

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

We believe that the transition to a subscription-based model is working well and results for the first two quarters of fiscal 2019 reflect the momentum that began in fiscal 2018.  For the quarter ended February 28, 2019, our consolidated sales increased eight percent to $50.4 million compared with $46.5 million in the comparable quarter of fiscal 2018, despite $0.7 million of unfavorable foreign exchange impact on our sales.  Excluding the impact of foreign exchange, our sales grew 10 percent year-over-year.  Increased sales during the quarter led to increased gross profit and improved operating results when compared with the prior year.  Foreign exchange rates had a $0.5 million unfavorable impact on our results from operations during the quarter.  These operating improvements were offset by a sharply lower effective tax benefit rate that was primarily driven by changes from the 2017 Tax Act (Note 7).

For the quarter ended February 28, 2019, our reported subscription and subscription-related revenue grew 26 percent compared with the second quarter of fiscal 2018.  At February 28, 2019, we had $39.6 million of deferred subscription revenue on our balance sheet, a 23 percent, or $7.5 million, increase compared with deferred revenue on our balance sheet at February 28, 2018.  At February 28, 2019, we had $25.0 million of unbilled deferred revenue compared with $15.5 million of unbilled deferred revenue at February 28, 2018.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

During the second quarter of fiscal 2019, we acquired the outstanding equity of the licensee that served Germany, Switzerland, and Austria (GSA, Note 3).  We are in the process of transitioning the former licensee operations into a direct office similar to our China offices which opened in fiscal 2017.  Accordingly, we will recognize the full financial results of this new direct office rather than licensee royalty revenues.  We believe this acquisition will provide significant opportunities for future growth in the GSA region.

Our financial results for the quarter ended February 28, 2019 were influenced by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial items for the quarter ended February 28, 2019:

•
Sales – Our consolidated net sales for the quarter ended February 28, 2019 increased eight percent, or $3.8 million, to $50.4 million, compared with the second quarter of fiscal 2018.  Net sales for the quarter were impacted by $0.7 million of unfavorable foreign exchange rates, which affected all of our operating segments.  Excluding the impact of foreign exchange, our sales grew 10 percent compared with the second quarter of the prior year.  Our second quarter sales were impacted by significantly increased subscription and subscription-related sales at both our domestic and international locations, the acquisition of our GSA licensee, and increased Education segment revenues.  In addition, the adoption of ASC 606 had a $0.5 million favorable impact on our revenues during the quarter (refer to discussion below).  These increases were partially offset by decreased legacy facilitator and international licensee revenues during the quarter.

•
Impact of ASC 606 Adoption (Revenue Recognition) – On September 1, 2018, we adopted the new revenue recognition standard commonly referred to as ASC 606 (Note 1).  This new standard had a $0.5 million favorable impact on our consolidated sales during the second quarter, which was primarily recognized in our Education practice.  The additional revenue from ASC 606 reduced our loss from operations and pre-tax loss by $0.4 million for the quarter ended February 28, 2019.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $15.0 million for the quarter ending February 28, 2019, compared with $13.8 million in the second quarter of the prior year.  Gross profit for the first quarter of fiscal 2019 increased eight percent to $35.4 million compared with $32.7 million in the second quarter of fiscal 2018 and increased primarily due to increased sales.  Our consolidated gross margin remained strong at 70.2 percent of sales compared with 70.3 percent in the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended February 28, 2019 increased $1.1 million compared with the prior year, which was primarily due to a $0.8 million increase in selling, general, and administrative (SG&A) expenses and a $0.3 million increase in depreciation expense.  Increased SG&A expenses were primarily related to increased associate costs resulting from increased commissions on higher sales, new sales and sales related personnel, and the addition of GSA personnel, who were formerly employed by a licensee.  However, our SG&A expenses as a percent of sales declined to 71.3 percent compared with 75.4 percent in the second quarter of fiscal 2018.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended February 28, 2019 improved to $(3.6) million compared with a loss of $(5.1) million in the second quarter of fiscal 2018.  Our operating results for the second quarter of fiscal 2019 were negatively impacted by $0.5 million due to unfavorable foreign exchange rates when compared with the prior year.  Net loss for the second quarter of fiscal 2019 was $(3.5) million, or $(.25) per share, compared with a net loss of $(2.7) million, or $(.20) per share, in the prior year.  Our net loss during fiscal 2019 was impacted by a sharply lower effective tax benefit rate that was the result of changes enacted by the 2017 Tax Act.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended February 28, 2019 Compared with the Quarter Ended February 28, 2018

Enterprise Division

Direct Offices Segment
The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, and our new offices in Germany, Switzerland, and Austria; and other groups such as our government services office.  The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$36,414	100.0	$33,275	100.0	$3,139
Cost of sales	9,120	25.0	8,394	25.2	726
Gross profit	27,294	75.0	24,881	74.8	2,413
SG&A expenses	24,751	68.0	23,550	70.8	1,201
Adjusted EBITDA	$2,543	7.0	$1,331	4.0	$1,212

Sales.  For the quarter ending February 28, 2019, our U.S./Canada sales grew $2.2 million, international direct office revenue grew $0.7 million, and government services sales increased $0.2 million.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the quarter.  The adoption of ASC 606 did not have an impact on reported direct office sales.  Sales increased at each of our international direct offices except for China, which grew by one percent in functional currency, but decreased by two percent when translated into U.S. dollars.  The new GSA direct office contributed $0.5 million of sales during the quarter.  Foreign exchange rates had a $0.4 million unfavorable impact on international direct office sales and a $0.1 million unfavorable impact on Direct Office operating results during the second quarter of fiscal 2019.

Gross Profit.  Gross profit increased due to increased sales in the quarter as previously described.  Direct Office gross margin increased primarily due to the mix of services and products sold compared with the prior year.

SG&A Expense.  Direct Office operating expenses increased primarily due to increased commissions on higher sales and new GSA direct office expenses that totaled $0.5 million in the quarter.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$2,906	100.0	$3,046	100.0	$(140)
Cost of sales	685	23.6	682	22.4	3
Gross profit	2,221	76.4	2,364	77.6	(143)
SG&A expenses	1,003	34.5	1,202	39.5	(199)
Adjusted EBITDA	$1,218	41.9	$1,162	38.1	$56

Sales.  International licensee revenues are primarily comprised of royalty revenues received from our international licensees.  Licensee revenues declined in the second quarter compared with the prior year primarily due to the conversion of our GSA licensee to a direct office, which totaled $0.1 million in the prior year, and the unfavorable impact of foreign exchange rates.  Foreign exchange rates had a $0.1 million unfavorable impact on licensee revenues and operating results during the second quarter of fiscal 2019.  These decreases offset increased royalties from certain of the licensee offices during the quarter.

SG&A Expense.  International licensee SG&A expenses decreased primarily due to expense reduction initiatives that were implemented during fiscal 2019.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$9,698	100.0	$9,007	100.0	$691
Cost of sales	4,269	44.0	3,844	42.7	425
Gross profit	5,429	56.0	5,163	57.3	266
SG&A expenses	6,338	65.4	6,314	70.1	24
Adjusted EBITDA	$(909)	(9.4)	$(1,151)	(12.8)	$242

Sales.  The increase in our Education Division sales was primarily driven by the adoption of ASC 606, which had a $0.4 million favorable impact on the Education division during the second quarter of fiscal 2019, and increased higher education revenues compared with the prior year.  Consistent with prior fiscal years, we expect the majority of Education practice sales growth to occur during our fourth fiscal quarter.  As of February 28, 2019, The Leader in Me program is used in over 3,800 schools and in over 50 countries.

Gross Profit.  Education segment gross profit increased primarily due to the impact of adopting ASC 606 as previously described.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets in fiscal 2018 and the first two quarters of fiscal 2019.  Based on capital asset acquisition activity in prior periods, and expected capital additions during fiscal 2019, we expect depreciation expense will total approximately $6.7 million in fiscal 2019.

Amortization – Our amortization expense decreased compared with the first quarter of fiscal 2018 primarily due to the full amortization of certain intangible assets.  We currently expect our amortization expense from finite-lived intangible assets will total $5.0 million in fiscal 2019, including the amortization of intangible assets from the GSA licensee acquisition in the second quarter of fiscal 2019.

Interest Expense – Interest expense for the first quarter of fiscal 2019 increased $0.1 million over the prior year primarily due to higher interest rates on our line of credit and term loan obligations.

Accretion of Discount on Related Party Receivables – During the second quarter of fiscal 2019, we received $1.4 million of cash from FCOP as payment on outstanding receivables.  We received payment for the long-term portion of the FCOP receivables much earlier than previously anticipated and we accelerated the accretion of the discount on the remaining long-term receivables.

Income Taxes

Our effective income tax benefit rate for the quarter ended February 28, 2019 was 10.4 percent compared with an effective benefit rate of 52.5 percent in the second quarter of fiscal 2018.  The lower tax benefit rate in the current year was primarily due to tax expense from Global Intangible Low-Taxed Income (GILTI), nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.  During the second quarter of the prior year we also recorded a one-time income tax benefit of $1.2 million as a provisional estimate of the effects of the 2017 Tax Act.  The one-time benefit resulted primarily from the re-measurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate.

We computed income taxes for the quarter ended February 28, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.  We believe that this method yields a more reliable income tax calculation for the period.  The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Two Quarters Ended February 28, 2019 Compared with the Two Quarters Ended February 28, 2018

Enterprise Division

Direct Offices Segment
The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$74,885	100.0	$67,471	100.0	$7,414
Cost of sales	20,521	27.4	18,029	26.7	2,492
Gross profit	54,364	72.6	49,442	73.3	4,922
SG&A expenses	48,181	64.3	45,719	67.8	2,462
Adjusted EBITDA	$6,183	8.3	$3,723	5.5	$2,460

Sales.  For the first two quarters of fiscal 2019, our U.S./Canada sales grew $4.3 million, international direct office revenue grew $1.4 million, and government services sales increased $1.1 million.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the fiscal year.  The adoption of ASC 606 did not have an impact on reported direct office sales.  For the two quarters ended February 28, 2019, sales increased at each of our international direct offices.  The new GSA direct office contributed $0.5 million of sales during the fiscal year.  For the first two quarters of fiscal 2019, foreign exchange rates had a $0.7 million unfavorable impact on international direct office sales and a $0.2 million unfavorable impact on Direct Office operating results.

Gross Profit.  Gross profit increased due to increased sales in the first two quarters of fiscal 2019 as previously described.  Gross margin decreased primarily due to the mix of services and products sold compared with the prior year.

SG&A Expense.  Direct Offices operating expenses increased primarily due to increased commissions on higher sales, new sales and sales related personnel, and new GSA direct office expenses, which totaled $0.5 million.

International Licensees Segment
The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$6,583	100.0	$6,366	100.0	$217
Cost of sales	1,499	22.8	1,500	23.6	(1)
Gross profit	5,084	77.2	4,866	76.4	218
SG&A expenses	2,238	34.0	2,294	36.0	(56)
Adjusted EBITDA	$2,846	43.2	$2,572	40.4	$274

Sales.  For the two quarters ended February 28, 2019, our international licensee revenues increased primarily due to a sales and leadership conference that was held during the first quarter of fiscal 2019 for which we charged a portion of the cost of the conference to the licensee attendees.  In addition, certain of our international licensees had increased sales compared with the prior year.  Partially offsetting these increased revenues were the conversion of the GSA licensee to a direct office, which had $0.1 million of royalties in the second quarter of the prior year, and the unfavorable impact of foreign exchange rates.  Foreign exchange rates had a $0.2 million unfavorable impact on our reported licensee sales and operating results during the first two quarters of fiscal 2019.

SG&A Expense.  The slight decrease in international licensee SG&A expenses was primarily due to expense reduction initiatives implemented during fiscal 2019.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2019	Sales	2018	Sales	Change
Sales	$20,044	100.0	$18,183	100.0	$1,861
Cost of sales	8,222	41.0	7,590	41.7	632
Gross profit	11,822	59.0	10,593	58.3	1,229
SG&A expenses	12,996	64.8	12,586	69.2	410
Adjusted EBITDA	$(1,174)	(5.9)	$(1,993)	(11.0)	$819

Sales.  Our Education practice has grown consistently over the past several years, from $8.4 million of sales in fiscal 2010 to $45.3 million in sales during fiscal 2018.  However, during fiscal 2018 the Education Division’s growth slowed primarily due the expiration of a large six-year funding commitment from a charitable educational foundation focused on funding new The Leader in Me schools.  This contract expiration reduced revenues in the Education Division by $0.7 million, and gross profit by approximately $0.4 million during the first two quarters of fiscal 2019.  The impact from the expiration of this contract will be the most pronounced early in fiscal 2019 and will decrease as the fiscal year progresses.  The adoption of ASC 606 had a $1.6 million favorable impact on the Education Division sales and $1.5 million of favorable impact on Education Division operating results during the first half of fiscal 2019.  Consistent with prior fiscal years, we expect the majority of sales growth from the Education Division to occur during our fourth fiscal quarter.

Gross Profit.  Education segment gross profit increased primarily due to the impact of adopting ASC 606 as previously described.

SG&A Expense.  The increase in Education Division SG&A expense was primarily due to investments during the first quarter in new sales personnel and materials to provide growth in future opportunities.  We expect the Education Division to resume its growth trajectory later in fiscal 2019.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets, including significant technology investments in fiscal 2018, and purchases during the first two quarters of fiscal 2019.

Amortization – Our amortization expense decreased compared with the first half of fiscal 2018 primarily due to the full amortization of certain intangible assets.

Income Taxes

Our effective income tax benefit rate for the two quarters ended February 28, 2019 was 6.0 percent, compared with a benefit rate of 46.0 percent for the first two quarters of fiscal 2018.  The lower tax benefit rate in the current year was primarily due to tax expense from GILTI, nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.  During the second quarter of the prior year we recorded a one-time income tax benefit of $1.2 million as a provisional estimate of the impact of the 2017 Tax Act.  The one-time benefit resulted primarily from the re-measurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate.

We computed income taxes for the two quarters ended February 28, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.  We believe that this method yields a more reliable income tax calculation for the period.  The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Although we paid $0.8 million in cash for income taxes during the first two quarters of fiscal 2019, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP and other subscription sales.  The reduced taxable income from the deferral of subscription revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash and cash equivalents balance at February 28, 2019 totaled $13.1 million, with $21.6 million available on our revolving line of credit facility.  Of our $13.1 million in cash at February 28, 2019, $11.7 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, working capital expansion, business acquisitions, and purchases of our common stock.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  Our restated credit agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the restated credit agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) consolidated accounts receivable must be at least 150 percent of outstanding borrowings on the revolving line of credit.  We believe that we were in compliance with the financial covenants and other terms applicable to the restated credit agreement at February 28, 2019.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2019.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities during the first two quarters of fiscal 2019 increased 43 percent to $13.4 million compared with $9.4 million in the first two quarters of fiscal 2018.  The increase was primarily due to improved operating results and from cash used to support changes in working capital balances.  Our collection of accounts receivable remained strong during the first two quarters of fiscal 2019 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first two quarters of fiscal 2019 totaled $3.5 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment, which totaled $2.2 million for the first two quarters of fiscal 2019, consisted primarily of software, hardware, and leasehold improvements on our corporate campus.  We currently anticipate that our purchases of property and equipment will total approximately $5.7 million in fiscal 2019.

We spent $1.3 million during the first two quarters of fiscal 2019 on the development of various offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.5 million during fiscal 2019.

During the first quarter of fiscal 2018, we paid $1.1 million to the former owners of Jhana Education as contingent consideration related to this acquisition.  Due to the close proximity of this payment to the acquisition date, we classified the $1.1 million as a component of investing activities in our condensed consolidated statement of cash flows.

Cash Flows From Financing Activities

Through February 28, 2019, we used $7.0 million of cash for financing activities.  Our primary uses of financing cash during the first two quarters of fiscal 2019 included $4.1 million of cash for principal payments on our term loans and the financing obligation on our corporate campus, $3.0 million used to reduce the balance on our line of credit, and $0.3 million of cash paid to the former owners of Jhana Education for contingent acquisition consideration.  These uses of financing cash were partially offset by $0.4 million of cash received from participants in our employee stock purchase program to acquire shares of our common stock.

We currently have a Board of Director authorized share repurchase program which allows us to purchase up to $40.0 million of our common stock so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this authorized common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through February 28, 2019.  Our uses of financing cash during the remainder of fiscal 2019 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and purchases of common stock under the terms of our Board approved plan.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make additional share purchases during any future period.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On February 25, 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted for all entities.  We expect to adopt the provisions of ASU 2016-02 on September 1, 2019, and we may elect to apply the new standard on a prospective basis.  At February 28, 2019, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of February 28, 2019, we have not yet elected the transition method or determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2018 and in Note 2 to the financial statements in this report for the new revenue recognition guidance found in Topic 606.  Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies except as described for revenue recognition under Topic 606.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the

All Access Pass, anticipated renewals of subscription offerings, the expected impact of new revenue recognition rules, the change in our business model associated with subscription offerings, the expected growth of our Education practice, potential growth opportunities associated with the acquisition of the GSA licensee, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, the impact of the new tax reform changes signed into law, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2018, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2019, we had $8.4 million drawn on our revolving line of credit.  Our other long-term obligations at February 28, 2019 primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, $9.7 million of term loans payable, and potential contingent consideration payments resulting from business acquisitions completed in fiscal 2017.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 4.4 percent at February 28, 2019.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and the amount outstanding on our line of credit facility at February 28, 2019 would result in approximately $0.1 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended February 28, 2019.

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

PART II.  OTHER INFORMATION

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2018 to December 31, 2018	-	$-	-	$13,174

January 1, 2019 to January 31, 2019	-	-	-	13,174

February 1, 2019 to February 28, 2019	-	-	-	13,174

Total Common Shares	-	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through February 28, 2019.

The table above excludes 241 shares of our common stock that were withheld for statutory taxes on a distribution of stock from our non-qualified deferred compensation plan to a former employee during the quarter ended February 28, 2019.  The withheld shares were valued at the market price on the date that the shares were distributed to the participant and were acquired at a weighted average price of $21.71 per share.

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

FRANKLIN COVEY CO.

Date:	April 9, 2019	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 9, 2019	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)