Form 10-Q
period 2019-05-31
FRANKLIN COVEY CO
filed 2019-07-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 1-11107
FRANKLIN COVEY CO.
(Exact name of registrant as specified in its charter)

Utah (State of incorporation)	87-0401551 (I.R.S. employer identification number)
2200 West Parkway Boulevard Salt Lake City, Utah (Address of principal executive offices)	84119-2099 (Zip Code)
Registrant’s telephone number, Including area code	(801) 817-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.05 Par Value	FC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,974,222 shares of Common Stock as of June 30, 2019

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 31,	August 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,858	$10,153
Accounts receivable, less allowance for doubtful accounts of $4,170 and $3,555	52,113	71,914
Inventories	3,072	3,160
Income taxes receivable	-	179
Prepaid expenses and other current assets	13,016	14,757
Total current assets	79,059	100,163

Property and equipment, net	19,171	21,401
Intangible assets, net	48,873	51,934
Goodwill	24,220	24,220
Deferred income tax assets	6,455	3,222
Other long-term assets	10,086	12,935
	$187,864	$213,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$6,563	$10,313
Current portion of financing obligation	2,273	2,092
Accounts payable	7,428	9,790
Income taxes payable	415	-
Deferred revenue	45,168	51,888
Accrued liabilities	20,505	20,761
Total current liabilities	82,352	94,844

Line of credit	4,123	11,337
Term notes payable, less current portion	1,562	2,500
Financing obligation, less current portion	17,258	18,983
Other liabilities	8,193	5,501
Deferred income tax liabilities	210	210
Total liabilities	113,698	133,375

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	214,092	211,280
Retained earnings	53,528	63,569
Accumulated other comprehensive income	326	341
Treasury stock at cost, 13,097 shares and 13,159 shares	(195,133)	(196,043)
Total shareholders’ equity	74,166	80,500
	$187,864	$213,875

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net sales	$56,006	$50,461	$160,191	$144,939
Cost of sales	16,342	15,545	48,379	44,411
Gross profit	39,664	34,916	111,812	100,528

Selling, general, and administrative	38,713	34,910	109,282	103,830
Depreciation	1,556	1,267	4,806	3,547
Amortization	1,259	1,326	3,797	4,117
Loss from operations	(1,864)	(2,587)	(6,073)	(10,966)

Interest income	8	35	30	94
Interest expense	(562)	(738)	(1,817)	(1,979)
Discount accretion on related party receivable	-	202	258	258
Loss before income taxes	(2,418)	(3,088)	(7,602)	(12,593)
Income tax benefit	394	554	704	4,927
Net loss	$(2,024)	$(2,534)	$(6,898)	$(7,666)

Net loss per share:
Basic and diluted	$(0.14)	$(0.18)	$(0.49)	$(0.55)

Weighted average number of common shares:
Basic and diluted	13,963	13,896	13,939	13,829

COMPREHENSIVE LOSS
Net loss	$(2,024)	$(2,534)	$(6,898)	$(7,666)
Foreign currency translation adjustments,
net of income tax benefit (provision)
of $8, $50, $8, and $(44)	(144)	(187)	(15)	165
Comprehensive loss	$(2,168)	$(2,721)	$(6,913)	$(7,501)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,898)	$(7,666)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	8,619	7,725
Amortization of capitalized curriculum costs	3,951	3,923
Stock-based compensation expense	3,040	2,182
Deferred income taxes	(2,207)	(6,605)
Change in fair value of contingent consideration liabilities	1,145	789
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	19,461	15,489
Decrease (increase) in inventories	158	(401)
Decrease in prepaid expenses and other assets	2,585	1,545
Decrease in accounts payable and accrued liabilities	(2,792)	(4,541)
Decrease in deferred revenue	(8,384)	(2,219)
Increase (decrease) in income taxes payable/receivable	358	(564)
Decrease in other long-term liabilities	(412)	(1,065)
Net cash provided by operating activities	18,624	8,592

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,996)	(4,981)
Curriculum development costs	(1,821)	(2,445)
Acquisition of business, net of cash acquired	(32)	(1,108)
Net cash used for investing activities	(4,849)	(8,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	66,451	71,107
Payments on line of credit borrowings	(73,665)	(59,619)
Principal payments on term notes payable	(4,688)	(4,687)
Principal payments on financing obligation	(1,544)	(1,378)
Purchases of common stock for treasury	(12)	(2,005)
Payment of contingent consideration liabilities	(483)	(1,188)
Proceeds from sales of common stock held in treasury	694	559
Net cash provided by (used for) financing activities	(13,247)	2,789
Effect of foreign currency exchange rates on cash and cash equivalents	177	3
Net increase in cash and cash equivalents	705	2,850
Cash and cash equivalents at the beginning of the period	10,153	8,924
Cash and cash equivalents at the end of the period	$10,858	$11,774

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,247	$2,118
Cash paid for interest	1,855	1,947

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$597	$1,344
Consideration for business acquisition from liabilities of acquiree	798	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2018	27,056	$1,353	$211,280	$63,569	$341	(13,159)	$(196,043)
Issuance of common stock from
treasury			64			11	166
Purchase of treasury shares							(7)
Stock-based compensation			946
Cumulative translation
adjustments					(309)
Cumulative effect of
accounting change				(3,143)
Net loss				(1,357)
Balance at November 30, 2018	27,056	1,353	212,290	59,069	32	(13,148)	(195,884)

Issuance of common stock from
treasury			53			11	162
Purchase of treasury shares							(5)
Stock-based compensation			1,043
Restricted stock award			(426)			28	426
Cumulative translation
adjustments					438
Net loss				(3,517)
Balance at February 28, 2019	27,056	1,353	212,960	55,552	470	(13,109)	(195,301)

Issuance of common stock from
treasury			81			12	168
Stock-based compensation			1,051
Cumulative translation
adjustments					(144)
Net loss				(2,024)
Balance at May 31, 2019	27,056	$1,353	$214,092	$53,528	$326	(13,097)	$(195,133)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – PRIOR FISCAL YEAR
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2017	27,056	$1,353	$212,484	$69,456	$667	(13,414)	$(198,895)
Issuance of common stock from
treasury			(3,600)			256	3,758
Purchases of common shares
for treasury						(103)	(1,968)
Stock-based compensation			956
Cumulative translation
adjustments					(77)
Net loss				(2,392)
Balance at November 30, 2017	27,056	1,353	209,840	67,064	590	(13,261)	(197,105)

Issuance of common stock from
treasury			(264)			61	456
Purchases of common shares
for treasury						(2)	(38)
Stock-based compensation			779
Restricted stock award			(348)			23	348
Cumulative translation
adjustments					429
Net loss				(2,740)
Balance at February 28, 2018	27,056	1,353	210,007	64,324	1,019	(13,179)	(196,339)

Issuance of common stock from
treasury			68			10	142
Stock-based compensation			446
Cumulative translation
adjustments					(187)
Net loss				(2,534)
Balance at May 31, 2018	27,056	$1,353	$210,521	$61,790	$832	(13,169)	$(196,197)

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

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader in Me, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Educational Improvement, and Customer Loyalty.  Our offerings are described in further detail at www.franklincovey.com.  The information posted on our website is not incorporated into this report.

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

The results of operations for the quarter and three quarters ended May 31, 2019 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2019, or for any future periods.

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

The following line items in our condensed consolidated statement of operations were impacted by the adoption of the new standard for the quarter ended May 31, 2019 (in thousands, except per-share data):

	May 31,	May 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Revenue	$56,006	$56,160	$(154)
Cost of sales	16,342	16,342	-
Selling, general, and administrative	38,713	38,686	27
Income tax benefit	394	349	45
Net loss	(2,024)	(1,888)	(136)

Net loss per share:
Basic and diluted	$(0.14)	$(0.14)

The following line items in our condensed consolidated statements of operations were impacted by the adoption of Topic 606 for the three quarters ended May 31, 2019 (in thousands, except per-share data):

	Three Quarters	Three Quarters
	Ended May 31,	Ended May 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Revenue	$160,191	$158,813	$1,378
Cost of sales	48,379	48,379	-
Selling, general, and administrative	109,282	109,173	109
Income tax benefit	704	387	317
Net loss	(6,898)	(8,484)	1,586

Net loss per share:
Basic and diluted	$(0.49)	$(0.61)

Selected condensed consolidated balance sheet line items as of May 31, 2019, which were impacted by the adoption of the new standard, are as follows (in thousands):

	May 31,	May 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Assets:
Prepaid expenses and other current assets	$13,016	$12,907	$109
Deferred income tax assets	6,455	6,772	(317)
Total assets	187,864	188,072	(208)

Liabilities and Shareholders' Equity:
Deferred revenue	45,168	43,715	1,453
Other liabilities	8,193	8,268	(75)
Retained earnings	53,528	55,114	(1,586)
Total liabilities and shareholders' equity	187,864	188,072	(208)

The adoption of ASC Topic 606 did not have a material impact on our cash flows from operating, investing, or financing activities.

Accounting Pronouncements Issued Not Yet Adopted

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC) Topic 840, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above) and establishes a comprehensive new lease accounting model.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  The lease liability will be equal to the present value of lease payments.  The right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For lessors, accounting for leases is substantially the same as in prior periods.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  ASU No. 2018-10 clarifies or corrects unintended application of certain guidance found in ASU No. 2016-02.

We are required to adopt the provisions of ASU No. 2016-02 and ASU No. 2018-10 on September 1, 2019, which is the beginning of fiscal 2020.  We expect to adopt the new accounting guidance using the additional modified retrospective transition method provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  Under this approach, the cumulative effect of the transition adjustments is applied to the related opening balances on our consolidated balance sheet in the period of adoption.  However, comparative periods prior to the adoption date and their respective disclosures will be presented using the legacy leasing guidance found in Topic 840.

At May 31, 2019, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office space, office equipment, and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of May 31, 2019, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

Stock-Based Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation:  Improvements to Nonemployee Share-Based Payment Accounting (Topic 718).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early application permitted.  We expect to adopt the provisions of ASU No. 2018-07 on June 1, 2019.  However, we have not previously granted awards to non-employees (except for members of the Board of Directors) and we do not expect any cumulative impact from the adoption ASU No. 2018-07.  We do not believe the adoption of ASU No. 2018-07 will have any impact on our financial position, results of operations, cash flows, or disclosures.

NOTE 2 – REVENUE RECOGNITION

We account for revenue in accordance with Topic 606, which was adopted on September 1, 2018 using the modified retrospective method (Note 1).  We earn revenue from contracts with customers primarily through the delivery of our All Access Pass and The Leader in Me subscription offerings, through the delivery of training days and training course materials, and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office.  We also earn revenues from leasing arrangements that are not accounted for under Topic 606.  Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

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

Contracts with Multiple Performance Obligations

We periodically enter into contracts that include multiple performance obligations.  A performance obligation is a promise in a contract to transfer products or services that are distinct, or that are distinct within the context of the contract.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied.  Determining whether products and services meet the distinct criteria that should be accounted for separately or combined as one unit of accounting requires significant judgment.

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

Contract Balances

As described above, subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each contract.  The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts.  We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered.  As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets.  Our receivables are generally collected within 30 to 120 days but typically no longer than 12 months.  Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings.  Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are also a component of our consolidated deferred revenue.  Our deferred revenue totaled $48.7 million at May 31, 2019 and $52.9 million at August 31, 2018, of which $3.5 million and $1.0 million were classified as components of other long-term liabilities at May 31, 2019 and August 31, 2018, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $39.9 million at May 31, 2019 and $48.4 million at August 31, 2018.  During the quarter and three quarters ended May 31, 2019, we recognized $18.9 million and $55.1 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At May 31, 2019 we had $63.7 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and The Leader in Me subscription offerings.  These incremental costs consist of sales commissions paid to our direct sales force and include the associated payroll taxes and fringe benefits.  As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are amortized ratably on an annual basis.  At May 31, 2019 the Company has capitalized $6.2 million of direct sales commissions, which are included as a component of other current assets on our condensed consolidated balance sheet.  During the quarter and three quarters ended May 31, 2019, we capitalized $4.0 million and $7.8 million of costs to obtain revenue contracts and amortized $4.0 million and $8.8 million to selling, general, and administrative expense, respectively.

Refer to Note 9 (Segment Information) to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 3 – ACQUISITION OF GERMANY, SWITZERLAND, AND AUSTRIA LICENSEE

On December 5, 2018, we purchased all of the equity of Leadership Institut GmbH, a Munich, Germany based company with wholly owned subsidiary companies in Switzerland and Austria.  Leadership Institut GmbH previously operated as an independent licensee that provided our training and products to Germany, Switzerland, and Austria (GSA).  We are transitioning the GSA licensee operation into a directly owned office operation similar to the fiscal 2017 transition of the licensee operation in China.  The purchase price was $0.2 million in cash, plus $0.8 million in forgiveness of liabilities owed to the Company from the pre-existing relationship at the purchase date.  There is no contingent or other additional consideration associated with the purchase of the former GSA licensee.  We accounted for the acquisition of Leadership Institut Gmbh as a business combination in the second quarter of fiscal 2019.  We also expect to incur additional costs for severance, legal, and other related acquisition expenses.  These additional costs are expected to total approximately $0.8 million and will be expensed as incurred in selling, general, and administrative expense.  The acquisition of the GSA licensee will provide us with the opportunity to operate a directly owned office in one of the world’s largest economic markets and is expected to provide significant future growth opportunities.  The total purchase price consisted of the following (in thousands):

Cash paid at closing	$159
Accounts receivable from GSA licensee	798
Total purchase price	$957

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows (in thousands):

Cash acquired	$127
Accounts receivable	564
Inventories	80
Prepaid and other current assets	45
Intangible assets	741
Property and equipment	27
Other long-term assets	11
Assets acquired	1,595
Accounts payable	(208)
Accrued liabilities	(383)
Income taxes payable	(47)
Liabilities assumed	(638)
$957

The preliminary allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

		Weighted Average
Description	Amount	Life
Reacquisition of license rights	$360	3 years
Localized content	202	3 years
Customer relationships	179	3 years
	$741

We have included the financial results of the former GSA licensee in our financial results since the date of acquisition.  Since the date of the acquisition, the new direct office that serves the GSA region had $1.1 million of sales and a $0.3 million operating loss.  During the second and third quarters of the prior year, we recognized $0.4 million of royalty revenue from the GSA licensee.  For the twelve months ended August 31, 2018, the former GSA licensee had $3.3 million of sales and a $1.3 million pre-tax tax loss.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2019	2018
Finished goods	$3,041	$3,130
Raw materials	31	30
	$3,072	$3,160

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2019, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from business acquisitions are considered “level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The valuation models described in our annual report on Form 10-K for the fiscal year ended August 31, 2018 were utilized during the current period (with updated estimates) to arrive at the estimated fair values of the contingent consideration liabilities on the reporting date.  During the quarter ended May 31, 2019, we amended the Robert Gregory Partners (RGP) acquisition agreement to reflect events and implementation issues that have occurred since the acquisition date.  The amended contract increased the contingent consideration liability from the RGP acquisition by $1.1 million during the quarter ended May 31, 2019.  The fair value of the contingent consideration liabilities from the acquisitions of RGP and Jhana Education (Jhana) changed as follows during the three quarters ended May 31, 2019 (in thousands):

	Balance at	Change in		Balance at
	August 31, 2018	Fair Value	Payments	May 31, 2019
RGP Acquisition	$606	$1,096	$-	$1,702
Jhana Acquisition	3,942	49	(483)	3,508
	$4,548	$1,145	$(483)	$5,210

Approximately $0.9 million of the Jhana and $0.5 million of the RGP contingent consideration liabilities were recorded as components of accrued liabilities on our condensed consolidated balance sheet at May 31, 2019.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 6 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.  Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Long-term incentive awards	$826	$227	$2,384	$1,601
Restricted stock awards	175	175	525	467
Employee stock purchase plan	50	44	131	114
	$1,051	$446	$3,040	$2,182

During the quarter and three quarters ended May 31, 2019, we issued 11,249 shares and 62,181 shares of our common stock under various stock-based compensation arrangements.  Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During fiscal 2019, we withheld 561 shares of our common stock for taxes on stock-based compensation arrangements.  The following is a description of the developments in our stock-based compensation plans during the quarter and three quarters ended May 31, 2019.

Fiscal 2019 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2019 award, each eligible director received a whole-share grant equal to $100,000 with a one-year vesting period.  Our restricted stock award activity during the three quarters ended May 31, 2019 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2018	23,338	$30.00
Granted	28,525	24.54
Forfeited	-	-
Vested	(23,338)	30.00
Restricted stock awards at
May 31, 2019	28,525	$24.54

At May 31, 2019, there was $0.4 million of unrecognized compensation expense remaining on the fiscal 2019 Board of Director restricted share award.

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

Compensation expense recognized during the quarter and three quarters ended May 31, 2019, for long-term incentive plan awards in the table above includes expense related to awards granted in previous periods for which the performance conditions we believe are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and three quarters ended May 31, 2019, we issued 11,249 shares and 32,467 shares of our common stock to participants in the ESPP.

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

We recorded an income tax benefit of $0.7 million for the three quarters ended May 31, 2019 on a pre-tax loss of $7.6 million, resulting in an effective tax benefit rate of 9.3 percent.  Our effective benefit rate was adversely affected by GILTI tax expense, non-deductible expenses, and effective foreign tax rates which are significantly higher than the U.S. statutory rate.  We recorded GILTI tax expense totaling $0.3 million during the first three quarters of fiscal 2019, based on the earnings of our foreign subsidiaries.  Net operating loss carryforwards prevented us from using foreign tax credits against this tax.  Unlike regular foreign tax credits, we permanently forego any unused foreign tax credits applicable to GILTI.

NOTE 8 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Numerator for basic and
diluted loss per share:
Net loss	$(2,024)	$(2,534)	$(6,898)	$(7,666)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,963	13,896	13,939	13,829
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	-
Diluted weighted average
shares outstanding	13,963	13,896	13,939	13,829

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.14)	$(0.18)	$(0.49)	$(0.55)

Since we incurred a net loss for the quarter and three quarters ended May 31, 2019, no potentially dilutive securities are included in the calculations of diluted loss per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended May 31, 2019 would have been approximately 213,000 shares.

NOTE 9 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services.  Our internal reporting and operating structure is currently organized around two divisions.  The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice.  Based on the applicable guidance, our operations are comprised of three reportable segments and a corporate services group.  The following is a brief description of our reportable segments:

•
Direct Offices – Our Direct Office segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance.  We have a variety of principle-based offerings that help build winning and profitable cultures.  This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, and our new operations in Germany, Switzerland, and Austria; our government services sales channel; and our public programs operations.

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

Our operations are not capital intensive and we do not own any manufacturing facilities or equipment.  Accordingly, we do not allocate assets to the reportable segments for analysis purposes.  Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.  We peridically make minor changes to our reporting structure in the normal course of operations.  The segment information presented below reflects certain revisions to our reporting structure which occurred during fiscal 2019.  Prior period segment information has been revised to conform with our current reporting.

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2019	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$40,387	$29,836	$4,520
International licensees	3,014	2,432	1,281
	43,401	32,268	5,801
Education practice	11,088	6,846	(181)
Corporate and eliminations	1,517	550	(2,549)
Consolidated	$56,006	$39,664	$3,071

Quarter Ended
May 31, 2018

Enterprise Division:
Direct offices	$36,331	$26,444	$2,190
International licensees	3,543	2,735	1,651
	39,874	29,179	3,841
Education practice	9,235	5,501	(901)
Corporate and eliminations	1,352	236	(2,352)
Consolidated	$50,461	$34,916	$588

Three Quarters Ended
May 31, 2019

Enterprise Division:
Direct offices	$115,271	$84,200	$10,703
International licensees	9,598	7,515	4,127
	124,869	91,715	14,830
Education practice	31,132	18,668	(1,355)
Corporate and eliminations	4,190	1,429	(6,272)
Consolidated	$160,191	$111,812	$7,203

Three Quarters Ended
May 31, 2018

Enterprise Division:
Direct offices	$103,802	$75,886	$5,913
International licensees	9,909	7,601	4,222
	113,711	83,487	10,135
Education practice	27,418	16,094	(2,894)
Corporate and eliminations	3,810	947	(6,717)
Consolidated	$144,939	$100,528	$524

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$5,620	$2,940	$13,475	$7,241
Corporate expenses	(2,549)	(2,352)	(6,272)	(6,717)
Consolidated Adjusted EBITDA	3,071	588	7,203	524
Stock-based compensation expense	(1,051)	(446)	(3,040)	(2,182)
Increase in contingent consideration liabilities	(1,069)	(136)	(1,145)	(789)
Licensee transition costs	-	-	(488)	-
ERP system implementation costs	-	-	-	(855)
Depreciation	(1,556)	(1,267)	(4,806)	(3,547)
Amortization	(1,259)	(1,326)	(3,797)	(4,117)
Loss from operations	(1,864)	(2,587)	(6,073)	(10,966)
Interest income	8	35	30	94
Interest expense	(562)	(738)	(1,817)	(1,979)
Discount accretion on related
party receivable	-	202	258	258
Loss before income taxes	(2,418)	(3,088)	(7,602)	(12,593)
Income tax benefit	394	554	704	4,927
Net loss	$(2,024)	$(2,534)	$(6,898)	$(7,666)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Americas	$44,919	$38,531	$125,676	$109,283
Asia Pacific	7,914	8,337	24,592	25,827
Europe/Middle East/Africa	3,173	3,593	9,923	9,829
	$56,006	$50,461	$160,191	$144,939

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2019	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$26,295	$13,363	$729	$-	$40,387
International licensees	403	-	2,611	-	3,014
	26,698	13,363	3,340	-	43,401
Education practice	5,065	5,564	459	-	11,088
Corporate and eliminations	-	-	-	1,517	1,517
Consolidated	$31,763	$18,927	$3,799	$1,517	$56,006

Quarter Ended
May 31, 2018

Enterprise Division:
Direct offices	$24,842	$11,137	$352	$-	$36,331
International licensees	811	-	2,732	-	3,543
	25,653	11,137	3,084	-	39,874
Education practice	4,425	3,732	1,078	-	9,235
Corporate and eliminations	-	-	-	1,352	1,352
Consolidated	$30,078	$14,869	$4,162	$1,352	$50,461

Three Quarters Ended
May 31, 2019

Enterprise Division:
Direct offices	$74,405	$38,453	$2,413	$-	$115,271
International licensees	1,793	-	7,805	-	9,598
	76,198	38,453	10,218	-	124,869
Education practice	11,565	16,644	2,923	-	31,132
Corporate and eliminations	-	-	-	4,190	4,190
Consolidated	$87,763	$55,097	$13,141	$4,190	$160,191

Three Quarters Ended
May 31, 2018

Enterprise Division:
Direct offices	$71,823	$30,236	$1,743	$-	$103,802
International licensees	1,870	-	8,039	-	9,909
	73,693	30,236	9,782	-	113,711
Education practice	12,606	11,214	3,598	-	27,418
Corporate and eliminations	-	-	-	3,810	3,810
Consolidated	$86,299	$41,450	$13,380	$3,810	$144,939

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated statements of operations because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through May 31, 2019.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During fiscal 2019 we received $1.4 million of cash from FCOP.  Receivables from FCOP are reported as components of other current and other long-term assets based on their expected payment dates and consisted of the following at dates indicated (in thousands):

	May 31,	August 31,
	2019	2018
Other current assets	$860	$1,123
Other long-term assets	-	411
	$860	$1,534

During the past couple of years, we received larger payments from FCOP than previously anticipated.  Based on the payments received during the second quarter of fiscal 2019 and amounts currently expected to be received during fiscal 2020, all remaining receivables from FCOP are now classified as current assets.  Accordingly, we accelerated the accretion of the remaining discount on these receivables during the second quarter of fiscal 2019, which totaled $0.2 million.  Amounts receivable from FCOP at August 31, 2018 are presented net of $0.3 million discount.

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

We believe that the transition to a subscription-based model is working well and results for the first three quarters of fiscal 2019 reflect the momentum that began in fiscal 2018.  For the quarter ended May 31, 2019, our consolidated sales increased 11 percent to $56.0 million compared with $50.5 million in the third quarter of fiscal 2018, despite $0.6 million of unfavorable foreign exchange impact on our sales during the quarter.  Excluding the impact of foreign exchange, our sales in the third quarter grew 12 percent year-over-year.  Increased sales during the quarter led to increased gross profit and improved operating results when compared with the prior year.  Foreign exchange rates had a $0.3 million unfavorable impact on our results from operations during the quarter.  These operating improvements were partially offset by a lower effective tax benefit rate that was primarily driven by changes from the 2017 Tax Act (Note 7).

For the quarter ended May 31, 2019, our reported subscription and subscription-related revenue grew 27 percent compared with the third quarter of fiscal 2018.  At May 31, 2019, we had $39.9 million of deferred subscription revenue on our balance sheet, a 16 percent, or $5.4 million, increase compared with deferred revenue on our balance sheet at May 31, 2018.  At May 31, 2019, we had $23.7 million of unbilled deferred revenue compared with $15.1 million of unbilled deferred revenue at May 31, 2018.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

During the second quarter of fiscal 2019, we acquired the outstanding equity of the licensee that served Germany, Switzerland, and Austria (GSA, Note 3).  We are in the process of transitioning the former licensee operations into a direct office similar to our China offices which opened in fiscal 2017.  Accordingly, we will recognize the full financial results of this new direct office rather than only royalty revenue.  We believe this acquisition will provide significant opportunities for future growth in the GSA region.

Our financial results for the quarter ended May 31, 2019 were influenced by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial items for the quarter ended May 31, 2019:

•
Sales – Our consolidated net sales for the quarter ended May 31, 2019 increased 11 percent, or $5.5 million, to $56.0 million, compared with the third quarter of fiscal 2018.  Net sales for the quarter were impacted by $0.6 million of unfavorable foreign exchange rates, which primarily affected our Enterprise Division sales.  Excluding the impact of foreign exchange, our sales grew 12 percent compared with the third quarter of the prior year.  Our third quarter sales were impacted by significantly increased subscription and subscription-related sales at both our domestic and international locations, increased onsite presentations, increased Education segment revenues, and the acquisition of our GSA licensee.  These increases were partially offset by decreased legacy facilitator and international licensee revenues during the quarter.

•
Impact of ASC 606 Adoption (Revenue Recognition) – On September 1, 2018, we adopted the new revenue recognition standard commonly referred to as ASC 606 (Note 1).  This new standard had a $0.2 million unfavorable impact on our consolidated sales during the third quarter, which was primarily recognized in our Education practice.  The impact of adopting ASC 606 increased our loss from operations and pre-tax loss by $0.2 million for the quarter ended May 31, 2019.

•
Cost of Sales/Gross Profit – Our cost of goods sold was $16.3 million for the quarter ending May 31, 2019, compared with $15.5 million in the corresponding quarter of the prior year.  Gross profit for the third quarter of fiscal 2019 increased 14 percent to $39.7 million compared with $34.9 million in the third quarter of fiscal 2018 and increased primarily due to increased sales.  Our consolidated gross margin remained strong at 70.8 percent of sales compared with 69.2 percent in the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended May 31, 2019 increased $4.0 million compared with the prior year, which was primarily due to a $3.8 million increase in selling, general, and administrative (SG&A) expenses and a $0.3 million increase in depreciation expense.  Increased SG&A expenses were primarily related to increased associate costs resulting from increased commissions and bonuses on higher sales, new sales and sales related personnel, a $0.9 million increase in the fair value of contingent consideration liabilities, increased non-cash stock-based compensation, and the addition of GSA personnel, who were formerly employed by a licensee.  Increased SG&A and depreciation expense were partially offset by decreased amortization expense.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended May 31, 2019 improved to $(1.9) million compared with a loss of $(2.6) million in the third quarter of fiscal 2018.  Our operating results for the third quarter of fiscal 2019 were negatively impacted by $0.3 million of unfavorable foreign exchange rates when compared with the prior year.  Net loss for the third quarter of fiscal 2019 was $(2.0) million, or $(.14) per share, compared with a net loss of $(2.5) million, or $(.18) per share, in the prior year.  Our net loss during the third quarter of fiscal 2019 was also impacted by a lower effective tax benefit rate that was the result of changes enacted by the 2017 Tax Act.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2019 Compared with the Quarter Ended May 31, 2018

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

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$40,387	100.0	$36,331	100.0	$4,056
Cost of sales	10,551	26.1	9,887	27.2	664
Gross profit	29,836	73.9	26,444	72.8	3,392
SG&A expenses	25,316	62.7	24,254	66.8	1,062
Adjusted EBITDA	$4,520	11.2	$2,190	6.0	$2,330

Sales.  For the quarter ending May 31, 2019, our U.S./Canada sales grew $2.6 million, international direct office revenue grew $1.2 million, and books and audio sales increased $0.4 million.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the quarter.  The adoption of ASC 606 did not have an impact on reported direct office sales during the third quarter.  Sales increased at each of our international direct offices except for the United Kingdom office, which decreased three percent in functional currency, and nine percent when translated to United States dollars.  Despite the negative impact of foreign exchange rates during fiscal 2019, the United Kingdom office sales have grown seven percent during the first three quarters of fiscal 2019 when compared with the prior year.  The new GSA direct office also contributed $0.6 million of sales during the quarter.  Foreign exchange rates had a $0.5 million unfavorable impact on international direct office sales and a $0.2 million unfavorable impact on Direct Office operating results during the third quarter of fiscal 2019.

Gross Profit.  Gross profit increased due to increased sales in the quarter as previously described.  Direct Office gross margin remained strong and increased primarily due to the mix of services and products sold when compared with the prior year.

SG&A Expense.  Direct Office operating expenses increased primarily due to increased commissions on higher sales, new sales and sales related personnel, and new GSA direct office expenses that totaled $0.5 million during the third quarter of fiscal 2019.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$3,014	100.0	$3,543	100.0	$(529)
Cost of sales	582	19.3	808	22.8	(226)
Gross profit	2,432	80.7	2,735	77.2	(303)
SG&A expenses	1,151	38.2	1,084	30.6	67
Adjusted EBITDA	$1,281	42.5	$1,651	46.6	$(370)

Sales.  International licensee revenues are primarily comprised of royalty revenues received from our international licensees.  Licensee revenues declined in the third quarter compared with the prior year primarily due to reduced sales of materials and consulting revenues, the conversion of our GSA licensee to a direct office, which totaled $0.1 million in the prior year, and the unfavorable impact of foreign exchange rates.  During the third quarter of fiscal 2019, licensees purchased less materials (primarily kits) and Company-provided consulting services than in the prior year.  Foreign exchange rates had a $0.1 million unfavorable impact on licensee revenues and operating results during the third quarter of fiscal 2019.

SG&A Expense.  International licensee SG&A expenses increased slightly primarily due to additional associate expenses during the quarter.  Licensee associate expenses are expected to decline during the remainder of fiscal 2019 when compared with the prior year through cost reduction initiatives implemented in the third quarter of fiscal 2019.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$11,088	100.0	$9,235	100.0	$1,853
Cost of sales	4,242	38.3	3,734	40.4	508
Gross profit	6,846	61.7	5,501	59.6	1,345
SG&A expenses	7,027	63.4	6,402	69.3	625
Adjusted EBITDA	$(181)	(1.6)	$(901)	(9.8)	$720

Sales.  The increase in our Education Division sales was primarily due to increased subscription services revenues, increased symposium revenues, and new schools.  Partially offsetting these increases was the adoption of ASC 606, which had a $0.1 million unfavorable impact on Education division sales during the third quarter of fiscal 2019.  As of May 31, 2019, The Leader in Me program is used in over 3,800 schools and in over 50 countries.

Gross Profit.  Education segment gross profit increased primarily due to increased sales as previously described.  Education segment gross margin improved primarily due to the mix of revenue recognized, including increased subscription revenues.

SG&A Expenses.  Education SG&A expense increased primarily due to additional sales and sales-related personnel and increased commissions on higher sales.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets in fiscal 2018 and the first three quarters of fiscal 2019.  Based on capital asset acquisition activity in prior periods, and expected capital additions during fiscal 2019, we expect depreciation expense will total approximately $6.5 million in fiscal 2019.

Amortization – Our amortization expense decreased compared with the quarter ended May 31, 2018 primarily due to the full amortization of certain intangible assets.  We currently expect our amortization expense from finite-lived intangible assets will total $5.0 million in fiscal 2019, including the amortization of intangible assets from the GSA licensee acquisition in the second quarter of fiscal 2019.

Interest Expense – Interest expense for the third quarter of fiscal 2019 decreased $0.2 million compared with the prior year primarily due to lower outstanding balances on our line of credit and term loan obligations.

Income Taxes

Our effective income tax benefit rate for the quarter ended May 31, 2019 was 16.3 percent compared with an effective benefit rate of 17.9 percent in the third quarter of fiscal 2018.  The lower tax benefit rate in the current year was primarily due to tax expense from Global Intangible Low-Taxed Income (GILTI), nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.

We computed income taxes for the quarter ended May 31, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.  We believe that this method yields a more reliable income tax calculation for the period.  The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Three Quarters Ended May 31, 2019 Compared with the Three Quarters Ended May 31, 2018

Enterprise Division

Direct Offices Segment
The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$115,271	100.0	$103,802	100.0	$11,469
Cost of sales	31,071	27.0	27,916	26.9	3,155
Gross profit	84,200	73.0	75,886	73.1	8,314
SG&A expenses	73,497	63.8	69,973	67.4	3,524
Adjusted EBITDA	$10,703	9.3	$5,913	5.7	$4,790

Sales.  For the first three quarters of fiscal 2019, nearly all of our Enterprise Division delivery channels have grown over the prior year.  Our U.S./Canada sales grew $6.9 million, international direct office sales grew $2.6 million, government services sales increased $1.0 million, books and audio sales increased $0.7 million and coaching sales increased $0.4 million compared with the prior year.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the fiscal year.  The adoption of ASC 606 did not have an impact on reported direct office sales.  For the three quarters ended May 31, 2019, sales increased at each of our international direct offices despite the impact of unfavorable foreign exchange rates.  During the first three quarters of fiscal 2019, foreign exchange rates had a $1.3 million unfavorable impact on international direct office sales and a $0.5 million unfavorable impact on Direct Office operating results.

Gross Profit.  Gross profit increased due to increased sales in the first three quarters of fiscal 2019 as previously described.  Gross margin remained strong and was consistent with the prior year.

SG&A Expense.  Direct Offices operating expenses increased primarily due to increased commissions on higher sales, new sales and sales related personnel, and new GSA direct office expenses, which totaled $1.0 million.

International Licensees Segment
The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$9,598	100.0	$9,909	100.0	$(311)
Cost of sales	2,083	21.7	2,308	23.3	(225)
Gross profit	7,515	78.3	7,601	76.7	(86)
SG&A expenses	3,388	35.3	3,379	34.1	9
Adjusted EBITDA	$4,127	43.0	$4,222	42.6	$(95)

Sales.  For the three quarters ended May 31, 2019, our international licensee revenues decreased primarily due to unfavorable foreign exchange rates and the conversion of the GSA licensee to a direct office, which had $0.2 million of royalties in the second and third quarters of the prior year.  Foreign exchange rates had a $0.3 million unfavorable impact on our reported licensee sales and operating results during the first three quarters of fiscal 2019.  These decreases were partially offset by increased revenue from consulting and other services provided to the licensees.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2019	Sales	2018	Sales	Change
Sales	$31,132	100.0	$27,418	100.0	$3,714
Cost of sales	12,464	40.0	11,324	41.3	1,140
Gross profit	18,668	60.0	16,094	58.7	2,574
SG&A expenses	20,023	64.3	18,988	69.3	1,035
Adjusted EBITDA	$(1,355)	(4.4)	$(2,894)	(10.6)	$1,539

Sales.  For the three quarters ended May 31, 2019, our Education Practice sales increased primarily due to increased subscription revenues, the impact of adopting ASC 606, and the addition of new schools.  Partially offsetting these increases was the expiration of a large six-year funding commitment from a charitable educational foundation focused on funding new The Leader in Me schools.  This contract expiration reduced revenues in the Education Division by $0.6 million, and gross profit by approximately $0.4 million during the first three quarters of fiscal 2019.  The impact from the expiration of this contract was the most pronounced early in fiscal 2019.  The adoption of ASC 606 had a $1.4 million favorable impact on the Education Division sales and $1.3 million of favorable impact on Education Division operating results during the first three quarters of fiscal 2019.  Consistent with prior fiscal years, we expect the majority of sales growth from the Education Division to occur during our fourth fiscal quarter.

Gross Profit.  Education segment gross profit increased primarily due to increased sales as previously described.

SG&A Expense.  The increase in Education Division SG&A expense was primarily due to investments during the first quarter of fiscal 2019 in new sales personnel and materials to provide growth in future periods.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets, including significant technology related investments in fiscal 2018, and purchases during the first three quarters of fiscal 2019.

Amortization – Our amortization expense decreased compared with the first three quarters of fiscal 2018 primarily due to the full amortization of certain intangible assets.

Accretion of Discount on Related Party Receivables – During the second quarter of fiscal 2019, we received $1.4 million of cash from FCOP as payment on outstanding receivables.  We received payment for the long-term portion of the FCOP receivables much earlier than previously anticipated and we accelerated the accretion of the discount on the remaining long-term receivables.

Income Taxes

Our effective income tax benefit rate for the three quarters ended May 31, 2019 was 9.3 percent, compared with a benefit rate of 39.1 percent for the first three quarters of fiscal 2018.  The lower tax benefit rate in the current year was primarily due to tax expense from GILTI, nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.  During the second quarter of the prior year we also recorded a one-time income tax benefit of $1.2 million as a provisional estimate of the impact of the 2017 Tax Act.  The one-time benefit resulted primarily from the re-measurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate.

We computed income taxes for the three quarters ended May 31, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.  We believe that this method yields a more reliable income tax calculation for the period.  The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Although we paid $1.2 million in cash for income taxes during the first three quarters of fiscal 2019, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we continue to emphasize AAP and other subscription sales.  The reduced taxable income from the deferral of subscription revenues will extend the time over which we utilize our foreign tax credit carryforwards and other deferred income tax assets, resulting in lower total cash payments for income taxes than our income tax provision amounts over the coming three to five years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash and cash equivalents balance at May 31, 2019 totaled $10.9 million, with $25.9 million available on our revolving line of credit facility.  Of our $10.9 million in cash at May 31, 2019, $9.5 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, working capital expansion, business acquisitions, and purchases of our common stock.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  Our restated credit agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, the restated credit agreement requires compliance with specified covenants, including (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) consolidated accounts receivable must be at least 150 percent of outstanding borrowings on the revolving line of credit.  We believe that we were in compliance with the financial covenants and other terms applicable to the restated credit agreement at May 31, 2019.

In addition to our revolving line of credit facility and term-loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2019.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities through May 31, 2019 increased 117 percent to $18.6 million compared with $8.6 million in the first three quarters of fiscal 2018.  The increase was primarily due to improved operating results and from cash used to support changes in working capital balances.  Our collection of accounts receivable remained strong during the first three quarters of fiscal 2019 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2019 totaled $4.8 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment, which totaled $3.0 million for the first three quarters of fiscal 2019, consisted primarily of software, hardware, and leasehold improvements on our corporate campus.  We currently anticipate that our purchases of property and equipment will total approximately $4.9 million in fiscal 2019.

We spent $1.8 million during the first three quarters of fiscal 2019 on the development of various offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $3.1 million during fiscal 2019.

During the first quarter of fiscal 2018, we paid $1.1 million to the former owners of Jhana Education as contingent consideration related to this acquisition.  Due to the close proximity of this payment to the acquisition date, we classified the $1.1 million as a component of investing activities in our condensed consolidated statement of cash flows.

Cash Flows From Financing Activities

Through the three quarters ended May 31, 2019, we used $13.2 million of cash for financing activities.  Our primary uses of financing cash during the first three quarters of fiscal 2019 included $7.2 million used to reduce the balance on our line of credit, $6.2 million of cash used for principal payments on our term loans and the financing obligation on our corporate campus, and $0.5 million of cash paid to the former owners of Jhana Education for contingent acquisition consideration.  These uses of financing cash were partially offset by $0.7 million of cash received from participants in our employee stock purchase program to acquire shares of our common stock.

We currently have a Board of Director authorized share repurchase program which allows us to purchase up to $40.0 million of our common stock so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this authorized common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through May 31, 2019.  Our uses of financing cash during the remainder of fiscal 2019 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and purchases of common stock under the terms of our Board approved plan.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make additional share purchases during any future period.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard previously described) and establishes a comprehensive new lease accounting model.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  The lease liability will be equal to the present value of lease payments.  The right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For lessors, accounting for leases is substantially the same as in prior periods.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  ASU No. 2018-10 clarifies or corrects unintended application of certain guidance found in ASU No. 2016-02.

We are required to adopt the provisions of ASU No. 2016-02 and ASU No. 2018-10 on September 1, 2019, which is the beginning of fiscal 2020.  We expect to adopt the new accounting guidance using the additional modified retrospective transition method provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  Under this approach, the cumulative effect of the transition adjustments is applied to the related opening balances on our consolidated balance sheet in the period of adoption.  However, comparative periods prior to the adoption date and their respective disclosures will be presented using the legacy leasing guidance found in Topic 840.

At May 31, 2019, our leases primarily consist of the lease on our corporate campus, which is accounted for as a financing obligation on our consolidated balance sheets and operating leases for office space, office equipment, and warehousing space.  We expect the adoption of this new standard will increase our reported assets and liabilities since we will record the lease obligation and a corresponding right of use asset on our balance sheet for leases that are currently accounted for as operating leases.  However, as of May 31, 2019, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

Stock-Based Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation:  Improvements to Nonemployee Share-Based Payment Accounting (Topic 718).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early application permitted.  We expect to adopt the provisions of ASU No. 2018-07 on June 1, 2019.  However, we have not previously granted awards to non-employees (except for members of the Board of Directors) and we do not expect any cumulative impact from adopting ASU No. 2018-07.

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

Forward-looking statements are based on management’s expectations as of the date made, and we do not undertake any responsibility to update any of these statements in the future except as required by law.  Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2019, we had $4.1 million drawn on our revolving line of credit.  Our other long-term obligations at May 31, 2019 primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, $8.1 million of term loans payable, and potential contingent consideration payments resulting from business acquisitions completed in fiscal 2017.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 4.3 percent at May 31, 2019.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans and the amount outstanding on our line of credit facility at May 31, 2019 would result in approximately $0.1 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended May 31, 2019.

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

PART II.  OTHER INFORMATION

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2019 to March 31, 2019	-	$-	-	$13,174

April 1, 2019 to April 30, 2019	-	-	-	13,174

May 1, 2019 to May 31, 2019	-	-	-	13,174

Total Common Shares	-	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through May 31, 2019.

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

FRANKLIN COVEY CO.

Date:	July 9, 2019	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 9, 2019	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)