Form 10-K
period 2019-08-31
FRANKLIN COVEY CO
filed 2019-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
              (Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of February 28, 2019, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $175.4 million, which was based upon the closing price of $26.02 per share as reported by the New York Stock Exchange.

As of October 31, 2019, the Registrant had 13,982,356 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 24, 2020, are incorporated by reference in Part III of this Form 10-K.

FranklinCovey Co.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties.  Statements about future sales, costs, margins, cost savings, foreign currency exchange rates, earnings, earnings per share, cash flows, plans, objectives, expectations, growth, or profitability are forward-looking statements based on management’s estimates, assumptions, and projections.  Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements.  These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed with the Securities and Exchange Commission (SEC) and elsewhere.  Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

Forward-looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of the date when made.  Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “the Company,” “Franklin Covey,” “us,” we,” and “our” refer to Franklin Covey Co. and its subsidiaries.

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

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co.  Our consolidated net sales for the fiscal year ended August 31, 2019 totaled $225.4 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

Our fiscal year ends on August 31 of each year.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331, and our telephone number is (801) 817‑1776.  Our website is www.franklincovey.com.

Business Development

Our business is currently structured around two divisions, the Enterprise Division and the Education Division.  The Enterprise Division consists of our Direct Office and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations.  Franklin Covey offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great results.  Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

During 2016, we introduced the All Access Pass (AAP), which we believe is a ground-breaking subscription service that allows our clients unlimited access to our content through an electronic portal.  We believe the All Access Pass is a revolutionary and innovative way to deliver our content to clients of various sizes, including large, multinational organizations in a flexible and cost-effective manner.  Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs.  Since the introduction of the All Access Pass, we have invested in additional implementation specialists to provide our clients with the direction necessary to create meaningful impact journeys using our tools and content.  An impact journey is a customized plan to utilize the content and offerings on the AAP to achieve a client’s specific goals and to provide them with the keys to obtain maximum value from the pass.  We have also translated All Access Pass materials into numerous additional languages, which allows the AAP to be used effectively by multinational entities and provides for greater international sales opportunities.  The AAP is primarily sold through our Enterprise Division.

In our Education Division, we have launched the Leader in Me membership, which provides coaching, access to the Leader in Me online service, and authorizes use of Franklin Covey’s proprietary intellectual property.  The Leader in Me online service provides access to student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program.  We believe that the tools and resources available through the Leader in Me membership will provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

We believe that continued investments in personnel, content, and technological innovation are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings as previously described, we have sought to grow through opening new international offices and through acquisitions of businesses and content licenses.  Over the past three years, these activities have included the following:

•
New Offices in Germany, Switzerland, and Austria – During fiscal 2019, we acquired the former independent licensee that provided services in these countries and transitioned the operations into directly owned offices similar to the fiscal 2017 transition of our China licensee into a direct office operation.  We believe that we will be able to significantly grow our business in these countries through this acquisition.

•
License of “Multipliers” Leadership Content – During late fiscal 2019, we obtained a license to develop and sell Multipliers leadership content written by Liz Wiseman.  We are currently in the process of developing various offerings based on Multipliers content and are currently expecting to launch these courses in the fall of 2020.

•
Offices in China – In fiscal 2017, we transitioned the operations of our licensee operations in China into direct offices.  With offices in Shanghai, Beijing, Guangzhou, and Shenzhen, we have grown our operations in China during the past three years and believe we are positioned for significant future growth.

•
Robert Gregory Partners – In third quarter of fiscal 2017, we acquired the assets of Robert Gregory Partners, LLC (RGP), a corporate coaching firm with expertise in executive coaching, transition acceleration coaching, leadership development coaching, implementation coaching, and consulting.  We believe these coaching services are important components of our various offerings.

•
Jhana Education – In the fourth quarter of fiscal 2017, we acquired the stock of Jhana Education (Jhana), a company that specializes in the creation and dissemination of relevant, bite-sized content and learning tools for leaders and managers.  These services have been a significant strategic addition to our All Access Pass and Leader in Me online offerings.

Services Overview

We operate globally with one common brand and a business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this high level of service we have sales and support associates in various locations around the United States and Canada, and operate wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria.  In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in over 140 other countries and territories around the world.

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including:  The All Access Pass and Leader in Me membership, other intellectual property licensing arrangements, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching services.

3.
Global Capability – We not only operate domestically with sales personnel in the United States and Canada, but we also deliver content through our directly owned international offices and independently owned international licensees who deliver our content in over 140 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large multinational corporations to smaller local entities.

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

Industry Information

According to the Training magazine 2019 Training Industry Survey, the total size of the U.S. training industry is estimated to be $83 billion.  The training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes.  We believe our competitive advantages in this industry stem from our fully integrated principle-centered training offerings, our wide variety of delivery options, and various implementation tools to help organizations and individuals measurably improve their effectiveness.  These advantages allow us to deliver not only training to corporations, educational institutions, and individuals, but also to implement the training through powerful behavior-changing tools and coaching with the capability to then measure the impact of the delivered content and solutions.

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

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations of various sizes that offer services comparable with ours.  The nature of competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2019 consolidated sales of $225.4 million, we believe that we are a significant competitor in the performance skills and education market.  Other significant comparative companies that compete with our Enterprise Division include: Design Dimension International, GP Strategies Corp., LinkedIn Learning, Center for Creative Leadership, SkillSoft, and Vital Smarts.  Our Education Division competes with entities such as: Character Counts, Responsive Classroom, 7 Mindsets, Second Step, and K12.

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

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including the All Access Pass and Leader in Me membership, live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, intellectual property licensing, web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our offerings can have on our clients’ results.  Moreover, we believe that we are a market leader in the U.S. in leadership, execution, productivity, individual effectiveness, and educational improvement.

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

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 630 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

We claim over 230 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media.  We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein.  We place trademark and copyright notices on our instructional, marketing, and advertising materials.  In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.

Employees

One of our most important assets is our people.  The diverse and global makeup of our workforce allows us to serve a variety of clients on a worldwide basis.  We are committed to attracting, developing, and retaining quality personnel and actively strive to reinforce our employees’ commitment to our clients, and to our mission, vision, culture, and values through the creation of a motivational and rewarding work environment.  We currently have approximately 940 associates around the world and management believes that its relations with its associates is good.  None of our associates are represented by a union or other collective bargaining group.  While competition is intense for skilled personnel in various functions, we currently do not foresee a shortage in qualified personnel needed to operate and grow our business.

Our benefit programs are designed to be both comprehensive and tailored to the needs of our employee population, such as a paid time off policy that allows for flexibility to meet our associates’ needs.  Our wellness benefits are aimed at encouraging employees to be aware of their current state of health and provides various tools and resources to assist them in maintaining their health given the demanding nature of the work.  Through our offered benefits, including health plans, retirement benefits, stock purchase plan, and other benefit programs, we seek to provide a core sense of security to our employees.

Information About Our Executive Officers

On November 7, 2019, we apointed Paul S. Walker as President and Chief Operating Officer of Franklin Covey Co.  Each of the executive officers of Franklin Covey Co. listed below served with the described responsibilities throughout the fiscal year ended August 31, 2019:

M. Sean Covey, 55, currently serves as President of Franklin Covey Education, and has led the growth of this Division from its infancy to its status today.  The Education Division works with thousands of education entities throughout the world in Higher Education and the K-12 market.  Mr. Covey was previously the Executive Vice President of Global Solutions and Partnerships and Education Practice Leader and has been an Executive Officer since September 2008.  Sean also served as the Senior Vice President of Innovations and Product Development from April 2006 to September 2009, where he led the development of nearly all of the Company’s current organizational offerings, including: The 7 Habits curriculum; The 4 Disciplines of Execution; The Leader in Me; and Leadership Greatness.  Prior to 2006, Sean ran the Franklin Covey retail chain of stores, growing it to $152 million in sales.  Before joining Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting.  Mr. Covey is also a New York Times best-selling author and has written several books, including The 4 Disciplines of Execution, The 6 Most Important Decisions You'll Ever Make, The Leader in Me, and the international bestseller The 7 Habits of Highly Effective Teens.  Sean graduated with honors from Brigham Young University with a Bachelor’s degree in English and later earned his MBA from the Harvard Business School.  Sean is the son of the late Dr. Stephen Covey.

Colleen Dom, 57, was appointed to be the Executive Vice-President of Operations in September 2013.  Ms. Dom began her career with the Company in 1985 and served as the first “Client Service Coordinator,” providing service and seminar support for some of the Company’s very first clients.  Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations.  During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 30 years of experience in client services, sales support, operations, management, and supply chain.  Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth.  Prior to joining the Company, Colleen worked in retail management and in the financial investment industry.

C. Todd Davis, 62, is an Executive Vice President and Chief People Officer, and has been an Executive Officer since September 2008.  Todd has over 30 years of experience in training, training development, sales and marketing, human resources, coaching, and executive recruiting.  He has been with Franklin Covey for more than the past 20 years.  Previously, Mr. Davis was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program.  Todd also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization.  Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for 9 years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country.  Todd is the author of Get Better: 15 Proven Practices to Build Effective Relationships at Work.

Scott J. Miller, 51, is the Executive Vice-President of Thought Leadership at Franklin Covey.  Mr. Miller, who has been with the Company for 23 years, was previously the Executive Vice-President of Business Development and Marketing and has served as an executive of the Company since March 2012.  Scott’s role as Executive Vice-President caps 12 years on our front line, working with thousands of client facilitators across many markets and countries.  Prior to his appointment as Vice-President of Business Development and Marketing, Mr. Miller served as the general manager of our central regional sales office for six years.  Scott originally joined the Covey Leadership Center in 1996 as a client partner with the Education Division.  Mr. Miller started his professional career with the Disney Development Company, the real estate development division of the Walt Disney Company, in 1992.  During his time with the Disney Development Company, Scott identified trends and industry best practices in community development, education, healthcare, architectural design, and technology.  Mr. Miller received a Bachelor of Arts in Organizational Communication from Rollins College in 1996.

Paul S. Walker, 44, is a 19-year veteran of Franklin Covey Co.  Mr. Walker currently serves as the President of the Enterprise Division, which includes the operations of the Direct Office and International Licensee segments.  Mr. Walker was previously the Executive Vice-President of Global Sales and Delivery and began his service as an executive officer on September 1, 2015.  Paul began his career with Franklin Covey in 2000 in the role of business developer, was promoted to a Client Partner, and then to an Area Director.  In 2007, Mr. Walker became General Manager of the Company’s central sales region, an 11-state area that also included Ontario, Canada.  Prior to working for Franklin Covey, Mr. Walker was a senior sales partner for Alexander’s Digital Printing and a middle-market pilot coordinator with New York Life.  Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 66, has served as Chairman of the Board of Directors since June 1999 and as President and Chief Executive Officer of the Company since January 2000.  Mr. Whitman previously served as a director of the Covey Leadership Center from 1994 to 1997.  Prior to joining us, Mr. Whitman served as President and Co‑Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson.  Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 66, joined FranklinCovey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005.  Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years.  Mr. Young has more than 35 years of accounting and management experience and is a Certified Public Accountant.  Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

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

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs, services, and delivery methods that may compete directly with our offerings, or that may make our offerings uncompetitive or obsolete.  Larger competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  Some of our competitors may have greater financial and other resources than we do.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our offerings and products to new clients.  Any one of these circumstances could have an adverse effect on our ability to obtain new business and successfully deliver our services.

The introduction of the All Access Pass has been disruptive to our business and may continue to create both operational and financial challenges during the transition to a subscription services-focused business model.

In fiscal 2016, we introduced the All Access Pass, which is an internet-based platform that allows our clients to purchase unlimited access to our intellectual property for a specified period.  We have also introduced The Leader in Me online subscription that provides our Education Division clients with the tools and additional services they need to successfully implement the Leader in Me program in their schools.  As expected, the change to a subscription services-focused business model has been disruptive as we transition our legacy business to this new delivery model, but we believe the benefits of the AAP and the Leader in Me online service to our clients and to our business will ultimately prove beneficial as we continue to emphasize and grow sales of subscription services.

The change to a subscription-focused business model has required a transition both operationally and from an accounting and reporting point of view.  Operationally, we have reorganized our sales forces to focus on and support subscription sales and renewals.  However, we still sell a significant amount of services and related products through our legacy business, which we continue to operate and support.  As such, our selling, general, and administrative expenses have increased to support both the growth of our subscription business and our legacy business.  The applicable accounting guidance for subscription sales requires that we defer subscription contract revenue at the inception of the agreement and then recognize the revenue over the life of the corresponding arrangement.  These changes to a subscription-based business model have produced significant changes in our recent financial statements, including reduced operating income compared with previous years and increased liabilities resulting from deferred revenues.

If we are unable to effectively adapt our sales force and sales strategy to sell subscription services, or if technological development of these services becomes too costly or is not accepted by the market, or we are unable to optimize our costs to support a subscription-based and legacy business model, the transition period to a subscription-focused business model may be lengthened and our ability to achieve previous levels of profitability may be adversely affected.

The All Access Pass and Leader in Me online service are internet-based platforms, and as such we are subject to increased risks of cyber-attacks and other security breaches that could have a material adverse effect on our business.

As part of selling subscription-based services, we collect, process, and retain a limited amount of sensitive and confidential information regarding our customers.  Because our subscription services are internet-based platforms, our facilities and systems may be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, stolen intellectual property, programming or human errors, or other similar events.

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

Since the introduction of our subscription services, our dependence on the use of sophisticated technologies and information systems has increased.  Moreover, our technology platforms will require continuing cash investments by us to expand existing offerings, improve the client experience, and develop complementary offerings.  Our future success depends in part on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.  Failure to adapt and improve these areas could have an adverse effect on our business, including our results of operations, financial position, and cash flows.

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

In addition, during May 2018 the new General Data Protection Regulation (GDPR) became effective in the European Union.  The GDPR imposes strict requirements on the collection, use, security, and transfer of personal information in and from European Union member states.  The GDPR is designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs related to our European Union operations and customers.  Under GDPR, fines of up to 20 million Euros or up to four percent of the annual global revenues of the infringer, whichever is greater, could be imposed.  Although GDPR applies across the European Union, local data protection authorities still have the ability to interpret GDPR, which may create inconsistencies in application on a country-by-country basis.  Furthermore, as the United Kingdom transitions out of the European Union, we may encounter additional complexity with respect to data privacy and data transfers from the United Kingdom.  We implemented new controls and procedures, including a team dedicated to data protection, to comply with the Privacy Shield and the requirements of GDPR, which were effective for us in May 2018.  However, these new procedures and controls may not be completely effective in preventing unauthorized breaches of personal data.

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

We employ global best practices in securing and monitoring code, applications, systems, processes and data, and our security practices are regularly reviewed and validated by an external auditing firm.  However, these efforts may be insufficient to protect sensitive information against illegal activities and we may be exposed to additional liabilities from the various data protection laws enacted within the jurisdictions where we operate.

The sale of a large number of common shares by Knowledge Capital could depress the market price of our common stock.

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, holds 2.8 million shares, or approximately 20 percent, of our outstanding common shares.  On January 26, 2015, the SEC declared effective a registration statement on Form S-3 to register the resale of shares held by Knowledge Capital.  The sale or prospect of the sale of a substantial number of the shares held by Knowledge Capital may have an adverse effect on the market price of our common stock.

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

The United States recently proposed and enacted certain tariffs.  In addition, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties.  In response, some countries in which we operate, including China, are threatening to implement or have already implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers.  These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States.  Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition, and results of operations.  In addition, any actions by non-U.S. markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

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

If we are unable to attract, retain, and motivate high-quality employees, including sales personnel and training consultants, we may not be able to grow our business as projected or may not be able to compete effectively.

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

We have sales offices in Australia, China, Japan, Germany, Switzerland, Austria, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including:

•	Restrictions on the movement of cash
•	Burdens of complying with a wide variety of national and local laws, including tax laws
•	The absence in some jurisdictions of effective laws to protect our intellectual property rights
•	Political instability
•	Currency exchange rate fluctuations
•	Longer payment cycles
•	Price controls or restrictions on exchange of foreign currencies

For instance, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters chose to exit the European Union, commonly referred to as “Brexit.”  The outcome of this referendum produced significant currency exchange rate fluctuations and volatility in global stock markets.  The British government has commenced negotiations to determine the terms of Brexit, but the terms have not yet been determined and the process and effects of such separation remain uncertain.  Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us are unclear.  Brexit could, among other things, disrupt trade and the free movement of data, goods, services, and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.  These and other potential implications of Brexit could adversely affect our business and financial results.

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

Our business performance may not be sufficient for us to meet the financial guidance that we provide publicly.

We may provide financial guidance to the public based upon our expectations regarding our financial performance.  While we believe that our annual financial guidance provides investors and analysts with insight into our view of the Company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results.  If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be adversely affected.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (2017 Tax Reform), a tax reform bill which contains significant changes to corporate taxation, including a reduction in the current corporate federal income tax rate from 35 percent to 21 percent, additional limitations on the deductibility of interest expense, substantial changes to the taxation of foreign earnings, and modification or repeal of many business deductions and credits.  The changes included in the 2017 Tax Reform are broad and complex and any amended legislation or other changes in the U.S. federal income tax laws could adversely affect the U.S. federal taxation of our ongoing operations.  Any such changes and related consequences could have a material adverse impact on our financial results.

The Company’s use of accounting estimates involves judgment and could impact our financial results.

Our most critical accounting estimates are described in Management’s Discussion and Analysis found in Item 7 of this report under the section entitled “Use of Estimates and Critical Accounting Policies.”  In addition, as discussed in various footnotes to our financial statements as found in Item 8, we make certain estimates for loss contingencies, including decisions related to legal proceedings and reserves.  Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates.  If our estimates or assumptions underlying such contingencies and reserves prove incorrect, we may be required to record additional adjustments or losses relating to such matters, which would negatively affect our financial results.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors.  We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures.  Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness.  These alternative measures may be unsuccessful and we may not meet our scheduled debt service obligations.  In addition, the terms of existing or future debt agreements, including our new 2019 Credit Facility, may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of our outstanding indebtedness before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing indebtedness or refinance our existing indebtedness at all.  If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, we will incur higher interest expense.  Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and financial results.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  We obtained a new credit agreement in August 2019 with our existing lender that expires in August 2024.  We expect to regularly renew or amend our lending agreement in the future to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

Any additional capital raised through the sale of equity could dilute current shareholders’ ownership percentage in us.  Furthermore, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us, or at all.

We have significant intangible assets, goodwill, and long-term asset balances that may be impaired if cash flows from related activities decline.

Due to the nature of our business, we have significant amounts of intangible assets, including goodwill, resulting from events such as the acquisition of businesses and the licensing of content.  Our intangible assets are evaluated for impairment based on qualitative factors or upon cash flows and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting units to the carrying value of our net assets if necessary.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of August 31, 2019, our principal executive offices in Salt Lake City, Utah occupy approximately 84,000 square feet of leased office space that is accounted for as a financing arrangement, which expires in 2025.  This facility accommodates our executive team and corporate departments, as well as other professionals.  The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion.  Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below.  These leased facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

U.S./Canada Sales Offices
Columbus, Ohio

International Sales Offices
Banbury, England
Tokyo, Japan
China:  Beijing, Shanghai, Guangzhou, and Shenzhen

During fiscal 2019, we acquired the licensee operation that serves Germany, Switzerland, and Austria (GSA), which was headquartered in Munich, Germany.  In July 2019, we closed the headquarters office in Munich and our sales personnel in the GSA countries now operate from their homes similar to our sales personnel in the United States, Canada, and in certain other countries.  In fiscal 2017, we restructured the operations of our domestic sales regions to focus on sales and support of the All Access Pass.  As part of this restructuring, we closed our three remaining sales offices in Atlanta, Georgia; Chicago, Illinois; and Irvine, California.  Our remaining sales office in the United States is used by Robert Gregory Partners, which is one of the businesses that we acquired during fiscal 2017.  There were no other significant changes to the properties used for our operations during the periods presented in this report.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2019, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations.  However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2019 or 2018.  Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the board deems relevant.  We currently anticipate that we will retain all available funds to repay our liabilities, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2019, we had 13,982,356 shares of common stock outstanding, which were held by 528 shareholders of record.  A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock by the Issuer

We did not have any purchases of our common stock during the fourth quarter of fiscal 2019.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through August 31, 2019.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2014 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

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

August 31,	2019	2018	2017(1)	2016	2015(2)
In thousands, except per-share data

Income Statement Data:
Net sales	$225,356	$209,758	$185,256	$200,055	$209,941
Gross profit	159,314	148,289	122,667	133,154	138,089
Income (loss) from operations	2,655	(3,366)	(8,880)	13,849	19,529
Income (loss) before income taxes	592	(5,520)	(10,909)	11,911	17,412
Income tax benefit (provision)	(1,615)	(367)	3,737	(4,895)	(6,296)
Net income (loss)	(1,023)	(5,887)	(7,172)	7,016	11,116

Earnings (loss) per share:
Basic and diluted	$(.07)	$(.43)	$(.52)	$.47	$.66

Balance Sheet Data:
Total current assets	$119,340	$100,163	$91,835	$89,741	$95,425
Other long-term assets	10,039	12,935	16,005	13,713	14,807
Total assets	224,913	213,875	210,731	190,871	200,645

Long-term obligations	46,690	50,936	53,158	48,511	36,978
Total liabilities	142,899	133,375	125,666	97,156	75,139

Shareholders’ equity	82,014	80,500	85,065	93,715	125,506

Cash flows from operating activities	$30,452	$16,861	$17,357	$32,665	$26,190
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as we, us, our, the Company, and Franklin Covey) and subsidiaries.  This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K (Form 10-K) and the Risk Factors discussed in Item 1A of this Form 10-K.  Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Form 10-K.

Non-GAAP Measures

This management’s discussion and analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures.  We define Adjusted EBITDA as net income or loss excluding the impact of interest expense, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions.  Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe they provide investors with greater transparency to evaluate operational activities and financial results.  For a reconciliation of our segment Adjusted EBITDA to net loss, the nearest comparable GAAP measure, please refer to Note 17 (Segment Information) to our consolidated financial statements as presented in Item 8 of this Form 10-K.

EXECUTIVE SUMMARY

General Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  We believe that our content and services create the connection between capabilities and results.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass, the Leader in Me membership, and other intellectual property licenses, on-site training, training led through certified facilitators, on-line learning, blended learning, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria; and we contract with independent licensee partners who deliver our content and provide services in over 140 countries and territories around the world.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2019, fiscal 2018, and fiscal 2017 refer to the twelve-month periods ended August 31, 2019, 2018, 2017, and so forth.

Financial Overview

Our fiscal 2019 financial results reflect strong growth in revenues, operating results, and cash flows over the prior year.  Increased sales were driven by strong performance from both our Enterprise and Education Divisions during fiscal 2019 as shown in the table below.  We believe that the ongoing transition to a subscription-based business model is working well and results for fiscal 2019 reflect the momentum that began in fiscal 2018.  For the fiscal year ended August 31, 2019, our consolidated sales increased seven percent to $225.4 million compared with $209.8 million in fiscal 2018, despite $2.0 million of unfavorable foreign exchange impact on our sales during the fiscal year.  In constant currency, our sales in fiscal 2019 grew eight percent compared with the prior year.  Increased sales, combined with continued strong gross margins and controlled operating expense growth, produced significant improvements in our operating results and cash flows during fiscal 2019 when compared with the prior year.

For fiscal 2019, our subscription and subscription-related revenue grew 23 percent compared with fiscal 2018.  At August 31, 2019, we had $65.8 million of deferred revenue compared with $52.9 million at August 31, 2018.  Total deferred revenue reported above at August 31, 2019 and August 31, 2018 includes $3.6 million and $1.0 million, respectively, of deferred revenue that was reclassified to other long-term liabilities based on expected recognition.  At August 31, 2019, our unbilled deferred revenue grew 22 percent to $29.9 million compared with $24.5 million at the end of fiscal 2018.  Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated net sales by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED AUGUST 31,	2019	% change	2018	% change	2017
Enterprise Division:
Direct offices	$157,754	8	$145,890	19	$122,309
International licensees	12,896	(3)	13,226	(3)	13,571
	170,650	7	159,116	17	135,880
Education Division	48,880	8	45,272	3	44,122
Corporate and other	5,826	8	5,370	2	5,254
Consolidated sales	$225,356	7	$209,758	13	$185,256

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs, materials used in the production of training products and related assessments, assembly, manufacturing labor costs, and freight.  Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, labor rates, changes in product discount levels, and freight costs.  Consolidated cost of sales in fiscal 2019 totaled $66.0 million compared with $61.5 million in fiscal 2018.  Our gross profit for the fiscal year ended August 31, 2019 increased to $159.3 million, compared with $148.3 million in fiscal 2018.  The increase in gross profit was primarily due to increased sales as described above.  Our gross margin, which is gross profit as a percent of sales, remained strong and was consistent with the prior year at 70.7 percent.

For the fiscal year ended August 31, 2019, our operating expenses increased $5.0 million compared with the prior year.  The increase was primarily due to a $4.2 million increase in selling, general, and administrative (SG&A) expenses, and a $1.2 million increase in depreciation expense primarily related to capital spending on our AAP portal and new ERP system in prior years.  These increases were partially offset by a $0.4 million decrease in amortization expense.  Increased SG&A expenses during fiscal 2019 were primarily due to associate costs resulting from increased commissions and bonuses on higher sales, new sales and sales related personnel, a $1.9 million increase in non-cash stock-based compensation, and the addition of GSA personnel, who were formerly employed by a licensee.  Although SG&A expenses increased compared with the prior year, as a percent of revenues, SG&A expenses decreased to 64.5 percent compared with 67.3 percent in fiscal 2018.

Our results of operations in fiscal 2019 improved $6.0 million to $2.7 million of income compared with a loss from operations in fiscal 2018 of $(3.4) million.  Fiscal 2019 pre-tax income increased $6.1 million to $0.6 million compared with a pre-tax loss of $(5.5) million in fiscal 2018.

Our effective income tax rate for fiscal 2019 was approximately 273 percent compared with an effective tax rate of approximately 7 percent in fiscal 2018.  The increased effective tax rate in fiscal 2019 was primarily due to the relatively small amount of our 2019 pre-tax income, which greatly amplified the effect of non-temporary items on our effective tax rate.  Our effective tax rate was also increased by tax expense from Global Intangible Low-Taxed Income (GILTI), nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate, offset by a much smaller increase in our valuation allowance against deferred income tax assets during fiscal 2019 than the increase recorded during fiscal 2018.  In addition, we recorded a one-time benefit during fiscal 2018 resulting from the 2017 Tax Act’s reduction of the U.S. federal income tax rate.  This income tax benefit did not repeat in fiscal 2019.

Net loss for the year ended August 31, 2019 was $(1.0) million, or $(.07) per share, compared with a loss of $(5.9) million, or $(.43) per share, in fiscal 2018.

Further details regarding these items can be found in the comparative analysis of fiscal 2019 with fiscal 2018 as discussed within this management’s discussion and analysis.

Our liquidity position remained strong during fiscal 2019 and we had $27.7 million of cash at August 31, 2019, with no borrowings on our $15.0 million revolving credit facility, compared with $10.2 million of cash at August 31, 2018.  During August 2019, we obtained a new credit agreement with our existing lender, which included a new $20.0 million term loan.  For further information regarding our liquidity and cash flows refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

Key Growth Objectives

We believe that our best-in-class offerings, combined with flexible delivery modalities and worldwide sales and distribution capabilities are the foundation for future growth at Franklin Covey.  Building on this foundation, we have identified the following key drivers of growth in fiscal 2020 and beyond:

•
New Subscription Service Sales and the Renewal of Existing Client Contracts – We are striving to fully integrate the subscription model throughout our Enterprise and Education Division operations.  We believe the subscription-based business model creates strategic and structural durability with our clients while providing significant visibility and predictability into future revenue and earnings.  These factors contribute to higher margins, high recurring revenue, and predictable cash flow-through of sales to earnings.  Accordingly, we are focused on sales of multi-year subscription contracts and have restructured our sales force and sales support functions to more effectively sell and support subscription services.

•
Aggressive Expansion of the Client Partner Model – We are focused on consistently increasing the number of new client partners to increase our sales force and market penetration.  We believe our client partner model is a key driver of future growth as new client partners on average break even during their first year and make significant contributions to sales growth thereafter.  At August 31, 2019, we had 245 client partners compared with 214 at the end of fiscal 2018.

•
Content Expansion – We believe that our offerings are based on best-in-class content driven by best-selling books and world-class thought leadership.  Our content is focused on performance improvement through behavior-changing outcome oriented training.  The Company’s vision is to profoundly impact the way billions of people throughout the world live, work, and achieve their own great purposes.  We believe ongoing investment in our existing and new content will allow us to achieve this vision.

•
Continued Emphasis on Client Loyalty – Another of our underlying strategic objectives is to consistently deliver quality results to our clients.  This concept is focused on ensuring that our content and offerings are best-in-class, and that they have a measurable, lasting impact on our clients’ results.  We believe that measurable improvement in our clients’ organizations is key to retaining current clients and to obtaining new sales opportunities.

Other key factors that influence our operating results include:  the number and productivity of our international licensee operations; the number of organizations that are active customers; the number of people trained within those organizations; the continuation or renewal of existing services contracts, especially subscription renewals; the availability of budgeted training spending at our clients and prospective clients, which, in certain content categories, can be significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related services and products to our clients.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income or loss before income taxes in our consolidated statements of operations.  This table should be read in conjunction with the accompanying discussion and analysis, the consolidated financial statements, and the related notes to the consolidated financial statements (amounts in percentages).

YEAR ENDED AUGUST 31,	2019	2018	2017
Sales	100.0	100.0	100.0
Cost of sales	29.3	29.3	33.8
Gross profit	70.7	70.7	66.2

Selling, general, and administrative	64.5	67.3	65.4
Contract termination costs	-	-	0.8
Restructuring costs	-	-	0.8
Depreciation	2.8	2.4	2.1
Amortization	2.2	2.6	1.9
Total operating expenses	69.5	72.3	71.0
Income (loss) from operations	1.2	(1.6)	(4.8)
Interest income	0.0	0.0	0.1
Interest expense	(1.0)	(1.2)	(1.3)
Discount accretion on related party receivables	0.1	0.2	0.1
Income (loss) before income taxes	0.3	(2.6)	(5.9)

FISCAL 2019 COMPARED FISCAL 2018 RESULTS OF OPERATIONS

Enterprise Division

Direct Offices Segment
The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, and our new offices in Germany, Switzerland, and Austria; plus other groups such as our government services office.  The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Year Ended August 31, 2019	% of Sales	Year Ended August 31, 2018	% of Sales	Change
Sales	$157,754	100.0	$145,890	100.0	$11,864
Cost of sales	40,999	26.0	37,750	25.9	3,249
Gross profit	116,755	74.0	108,140	74.1	8,615
SG&A expenses	97,300	61.7	94,886	65.0	2,414
Adjusted EBITDA	$19,455	12.3	$13,254	9.1	$6,201

Sales.  During fiscal 2019, sales grew at nearly all of our Direct Office segment delivery channels compared with the prior year.  Our U.S./Canada sales grew $8.4 million, international direct office sales grew $2.6 million, government services sales increased $1.4 million, and coaching sales increased $0.5 million compared with the prior year.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts obtained during the fiscal year.  During fiscal 2019, sales increased at each of our international direct offices, except Japan (which was essentially flat compared with the prior year) despite the impact of unfavorable foreign exchange rates.  For the fiscal year ended August 31, 2019, foreign exchange rates had a $1.5 million unfavorable impact on Direct Office segment sales and a $0.5 million unfavorable impact on Direct Office operating results.  The adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) did not have a significant impact on our Direct Office sales.

Gross Profit.  Gross profit increased due to increased sales in fiscal 2019 as previously described.  Gross margin remained strong and was consistent with fiscal 2018.

SG&A Expenses.  Direct Office operating expenses increased primarily due to increased commissions on higher sales, new sales and sales related personnel, and new GSA direct office expenses, which totaled $1.3 million.  These increases were partially offset by reductions and cost savings initiatives in various other areas of our Direct Office operations.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Year Ended August 31, 2019	% of Sales	Year Ended August 31, 2018	% of Sales	Change
Sales	$12,896	100.0	$13,226	100.0	$(330)
Cost of sales	2,665	20.7	3,195	24.2	(530)
Gross profit	10,231	79.3	10,031	75.8	200
SG&A expenses	4,159	32.3	4,950	37.4	(791)
Adjusted EBITDA	$6,072	47.0	$5,081	38.4	$991

Sales.  International licensee revenues are primarily comprised of royalty revenues received from our international licensees.  Licensee revenues declined during fiscal 2019 primarily due to the conversion of our GSA licensee to a direct office, which produced $0.4 million of royalty revenues in the prior year, the unfavorable impact of foreign exchange rates, and reduced sales of wholesale materials (primarily kits) and consulting services to the licensees.  Foreign exchange rates had a $0.3 million unfavorable impact on licensee revenues and operating results during fiscal 2019.  These decreases were partially offset by higher royalty revenues from certain licensees during the fiscal year.

Gross Profit.  Licensee gross profit increased primarily due to decreased sales of wholesale materials and consulting services to the licensees.  These products and services have much lower margins than licensee royalty revenues.

SG&A Expenses.  International licensee SG&A expenses decreased primarily due to the implementation of various cost savings initiatives during fiscal 2019 to improve the operating results of this segment.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader In Me program.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Year Ended August 31, 2019	% of Sales	Year Ended August 31, 2018	% of Sales	Change
Sales	$48,880	100.0	$45,272	100.0	$3,608
Cost of sales	18,507	37.9	16,618	36.7	1,889
Gross profit	30,373	62.1	28,654	63.3	1,719
SG&A expenses	26,820	54.8	25,944	57.3	876
Adjusted EBITDA	$3,553	7.3	$2,710	6.0	$843

Sales.  For the fiscal year ended August 31, 2019, our Education Practice sales increased primarily due to increased subscription revenues and the addition of new schools.  Partially offsetting these increases was the previous expiration of a large six-year funding commitment from a charitable educational foundation, which significantly reduced the number of open grants in fiscal 2019 and 2018.  This contract expiration reduced revenues in the Education Division by $1.1 million, and gross profit by approximately $0.7 million during fiscal 2019.  International Education licensee sales and operating results were also adversely affected by $0.2 million of unfavorable exchange rates during fiscal 2019.  The adoption of ASC 606 had a net $0.1 million favorable impact on Education Division sales and operating results during fiscal 2019.  Consistent with prior years, we continue to see increased demand for the Leader in Me program throughout the world.  As of August 31, 2019, the Leader in Me program is used in over 4,000 schools and in over 50 countries.

Gross Profit.  Education segment gross profit increased primarily due to increased sales as previously described.  Education Division gross margin was slightly lower than the prior year primarily due to increased costs associated with the Leader in Me online offering.

SG&A Expenses.  The increase in Education Division SG&A expense was primarily due to investments in new sales personnel, increased commissions on higher sales, and the cost of developing new materials to provide growth opportunities in future periods.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets, including significant technology related investments in fiscal 2018, and purchases during fiscal 2019.  Based on previous property and equipment acquisitions, and expected capital additions during fiscal 2020, we expect depreciation expense will total approximately $6.7 million in fiscal 2020.

Amortization – Our amortization expense decreased compared with the prior year primarily due to the full amortization of certain intangible assets during fiscal 2019.  We expect the amortization of intangible assets will total approximately $4.6 million during fiscal 2020.

Accretion of Discount on Related Party Receivables – We have receivables from FC Organizational Products (FCOP), an entity in which we own a 19.5 percent interest.  We classify these receivables as current or long-term based on expected payment dates, and discounted the long-term receivables at a rate of 15 percent, which we believe is an approximation of FCOP’s incremental borrowing rate.  During the second quarter of fiscal 2019, we received $1.4 million of cash from FCOP as payment on outstanding receivables.  This payment was larger than previously anticipated and we accelerated the accretion of the remaining discount on the long-term FCOP receivable during fiscal 2019.

Income Taxes

Our effective income tax rate for the fiscal year ended August 31, 2019 was approximately 273 percent, compared with approximately 7 percent in fiscal 2018.  The increased effective tax rate in fiscal 2019 was primarily due to the relatively small amount of our 2019 pre-tax income, which greatly amplified the effect of non-temporary items on our effective tax rate.  Our effective tax rate was also increased by tax expense from GILTI, nondeductible expenses, and effective foreign tax rates which were significantly higher than the U.S. federal statutory rate.  These increases were partially offset by changes in our valuation allowance against deferred income tax assets in 2019 compared with fiscal 2018.  During fiscal 2019, our valuation allowance against deferred tax assets increased by $0.5 million, which was significantly less than the $2.8 million net increase in fiscal 2018.  In addition, we recorded a one-time benefit in fiscal 2018 from the 2017 Tax Act’s reduction of the U.S. federal income tax rate.  This benefit did not repeat in fiscal 2019.

Although we paid $1.8 million in cash for income taxes during fiscal 2019, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we utilize net operating loss carryforwards, foreign tax credit carryforwards and other deferred income tax assets.

FISCAL 2018 COMPARED WITH FISCAL 2017 RESULTS OF OPERATIONS

Enterprise Division

Direct Offices Segment
The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Year Ended August 31, 2018	% of Sales	Year Ended August 31, 2017	% of Sales	Change
Sales	$145,890	100.0	$122,309	100.0	$23,581
Cost of sales	37,750	25.9	40,609	33.2	(2,859)
Gross profit	108,140	74.1	81,700	66.8	26,440
SG&A expenses	94,886	65.0	77,458	63.3	17,428
Adjusted EBITDA	$13,254	9.1	$4,242	3.5	$9,012

Sales.  During fiscal 2018, our Direct Office segment sales increased primarily due to increased sales of subscription services and recognition of previously deferred subscription sales.  In addition, our government services sales increased $4.1 million, and we had $4.0 million of increased revenue from businesses acquired in the third and fourth quarters of fiscal 2017.  These increases were partially offset by decreased facilitator sales, as many of these clients have transitioned to the AAP, and decreased onsite training revenues.

International direct office sales increased $4.9 million when compared with the prior year.  Sales increased at all of our international offices compared with fiscal 2017.  Our sales in the United Kingdom and Australia were favorably impacted by the recognition of previously deferred AAP revenues and new contracts.  Our offices in China continued to perform well and we recognized a $1.3 million increase in sales compared with the prior year.  Our Japan office sales increased by $0.2 million despite our decision to exit the publishing business in the third quarter of fiscal 2017.  Foreign exchange rates had a $1.0 million favorable impact on our international direct offices sales and a $0.2 million favorable impact on our international direct office results of operations during fiscal 2018.

Gross Profit.  Gross profit increased due to increased sales during fiscal 2018 as described above.  Gross margin increased primarily due to increased subscription service sales, which generally have higher gross margins than our other services, and our decision to exit the publishing business in Japan during fiscal 2017.  During fiscal 2017, we recorded a $2.1 million charge in cost of goods sold to exit this business and write off the majority of our book inventory in Japan.

SG&A Expenses.  Direct Office operating expenses increased primarily due to increased commissions on higher sales; new sales and sales related personnel, including implementation specialists; and new personnel from businesses acquired during the third and fourth quarters of fiscal 2017.

International Licensees Segment
The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Year Ended August 31, 2018	% of Sales	Year Ended August 31, 2017	% of Sales	Change
Sales	$13,226	100.0	$13,571	100.0	$(345)
Cost of sales	3,195	24.2	3,088	22.8	107
Gross profit	10,031	75.8	10,483	77.2	(452)
SG&A expenses	4,950	37.4	4,068	30.0	882
Adjusted EBITDA	$5,081	38.4	$6,415	47.3	$(1,334)

Sales.  Our international licensee revenues decreased $0.3 million compared with the prior year, which was primarily due to decreased sales of training materials during the year.  Foreign exchange rates had a $0.3 million favorable impact on licensee revenues for fiscal 2018.

Gross Profit.  Gross profit decreased due to decreased sales during fiscal 2018 as described above.  Gross margin decreased slightly due to the mix of wholesale products and consulting services provided during the fiscal year.

SG&A Expenses.  Operating expenses increased primarily due to marketing and events to launch the All Access Pass to our licensee partners during fiscal 2018.  We had recently completed the translation of AAP materials into various different languages, which made the AAP available for sale by our international licensees.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Year Ended August 31, 2018	% of Sales	Year Ended August 31, 2017	% of Sales	Change
Sales	$45,272	100.0	$44,122	100.0	$1,150
Cost of sales	16,618	36.7	16,206	36.7	412
Gross profit	28,654	63.3	27,916	63.3	738
SG&A expenses	25,944	57.3	20,721	47.0	5,223
Adjusted EBITDA	$2,710	6.0	$7,195	16.3	$(4,485)

Sales.  Our Education Division has grown consistently over the past several years, from $8.4 million of sales in fiscal 2010 to $44.1 million in sales during fiscal 2017.  However, in fiscal 2018, the Education Division’s revenues increased only three percent to $45.3 million.  The primary reason for the slowdown in Education Division revenues was the expiration of a large six-year funding commitment from a charitable educational foundation focused on funding new Leader in Me schools.  This contract expiration reduced revenues in the Education Division by $2.8 million, and gross profit by approximately $1.6 million during fiscal 2018.

SG&A Expenses.  Education Division SG&A expense increased primarily due to investments in new sales and sales related personnel.  During fiscal 2018 we also made the decision to expand the Leader in Me program to high schools and made substantial investments in both sales personnel and new materials to drive increased Education segment sales in the future.

Other Expenses

Contract Termination Costs – During fiscal 2017, we entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us that total approximately $13 million over the life of the arrangement.  Under the previously existing profit-sharing agreement, we would have been obligated to pay one-third of the royalty to an international licensee partner that owns the rights in that country.  For a $1.5 million cash payment, we terminated the previously existing profit sharing arrangement and we will owe no further royalty payments to the licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment in fiscal 2017.  This charge did not repeat in fiscal 2018.

Restructuring Costs – During the third quarter of fiscal 2017, we decided to exit the publishing business in Japan and we restructured our U.S./Canada direct office operations to transition to an AAP-focused business model.  We expensed $3.6 million related to these changes during fiscal 2017.  Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan and expensed $2.1 million, which was recorded in cost of sales.  We also restructured the operations of our U.S/Canada direct offices to create new smaller regional market teams that are focused on selling the All Access Pass.  Accordingly, we determined that our three remaining regional sales offices were unnecessary since most client partners work from home-based offices, we restructured the operations of the Sales Performance and Winning Customer Loyalty Practices, and we eliminated certain functions to reduce costs in future periods.  We expensed $1.5 million for these restructuring costs in fiscal 2017.  We did not engage in any significant restructuring activities during fiscal 2018.

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

Accretion of Discount on Related Party Receivables – During fiscal 2018, FCOP paid its long-term receivables sooner than expected and we accelerated the accretion of the discount on these receivables during the year.

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

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2019 and 2018.  The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2019 (unaudited)
	November 30	February 28	May 31	August 31
Net sales	$53,829	$50,356	$56,006	$65,165
Gross profit	36,783	35,366	39,664	47,502
Selling, general, and administrative	34,644	35,925	38,713	36,037
Depreciation	1,554	1,697	1,556	1,558
Amortization	1,238	1,300	1,259	1,179
Income (loss) from operations	(653)	(3,556)	(1,864)	8,728
Income (loss) before income taxes	(1,257)	(3,927)	(2,418)	8,194
Net income (loss)	(1,357)	(3,517)	(2,024)	5,875

Net income (loss) per share:
Basic	$(.10)	$(.25)	$(.14)	$.42
Diluted	(.10)	(.25)	(.14)	.41

YEAR ENDED AUGUST 31, 2018 (unaudited)
	November 30	February 28	May 31	August 31
Net sales	$47,932	$46,547	$50,461	$64,818
Gross profit	32,868	32,744	34,916	47,761
Selling, general, and administrative	33,824	35,097	34,910	37,294
Depreciation	901	1,379	1,267	1,615
Amortization	1,395	1,395	1,326	1,251
Income (loss) from operations	(3,252)	(5,127)	(2,587)	7,601
Income (loss) before income taxes	(3,740)	(5,765)	(3,088)	7,074
Net income (loss)	(2,392)	(2,740)	(2,534)	1,779

Net income (loss) per share:
Basic and diluted	$(.17)	$(.20)	$(.18)	$.13

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at August 31, 2019 totaled $27.7 million, with no borrowings on our $15.0 million revolving credit facility, compared with $10.2 million of cash at August 31, 2018.  Our cash balance increased primarily due our new credit facility obtained in August 2019, which included a new $20.0 million term note as discussed below.  Of our $27.7 million in cash at August 31, 2019, $10.6 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, contingent payments from the prior acquisition of businesses, working capital expansion, and purchases of our common stock.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2019	2018	2017
Total cash provided by (used for):
Operating activities	$30,452	$16,861	$17,357
Investing activities	(6,873)	(10,634)	(21,675)
Financing activities	(5,932)	(4,679)	3,134
Effect of exchange rates on cash	(101)	(319)	(348)
Increase (decrease) in cash and cash equivalents	$17,546	$1,229	$(1,532)

2019 Credit Agreement

On August 7, 2019, we entered into a new credit agreement (the 2019 Credit Agreement) with our existing lender, which replaced the amended and restated credit agreement, dated March 2011 (the Original Credit Agreement).  The 2019 Credit Agreement provides up to $25.0 million in term loans and a $15.0 million revolving line of credit which expires in August 2024.  Upon entering into the 2019 Credit Agreement, we borrowed $20.0 million through a term loan and used the proceeds to repay all indebtedness under the Original Credit Agreement.  The proceeds from the 2019 Credit Agreement may be used for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the agreement.  Surplus proceeds from the $20.0 million term note were classified as cash and cash equivalents on our consolidated balance sheet at August 31, 2019.  Within one year of the date of the 2019 Credit Agreement, we may request an additional $5.0 million term loan.  Interest on all borrowings under the 2019 Credit Agreement is equal to LIBOR plus 1.85 percent, which pricing matches the Original Credit Agreement.

The 2019 Credit Agreement preserves existing debt covenants that include (i) a funded debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a fixed charge coverage ratio greater than 1.15 to 1.0; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.  We believe that we were in compliance with the financial covenants and other terms applicable to the 2019 Credit Agreement at August 31, 2019.

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

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2019.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  For the fiscal year ended August 31, 2019, our cash provided by operating activities increased 81 percent to $30.5 million compared with $16.9 million for the fiscal year ended August 31, 2018.  The increase was primarily due to improved operating results during the year and from cash used to support changes in working capital balances.  Our collection of accounts receivable remained strong during fiscal 2019 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during the fiscal year ended August 31, 2019 totaled $6.9 million.  The primary uses of cash for investing activities included purchases of property and equipment in the normal course of business and additional investments in our offerings.

Our fiscal 2019 purchases of property and equipment, which totaled $4.2 million, consisted primarily of computer software, hardware, and leasehold improvements on our corporate campus.  We currently anticipate that our purchases of property and equipment will total approximately $5.8 million in fiscal 2020.

We spent $2.7 million during fiscal 2019 on the development of various offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2020.

During the first quarter of fiscal 2018, we paid $1.1 million to the former owners of Jhana Education for contingent consideration related to this acquisition.  Due to the close proximity of this payment to the acquisition date, we classified the $1.1 million as a component of investing activities in our consolidated statement of cash flows.  Other contingent consideration payments from this acquisition are classified as components of financing activities in our consolidated statements of cash flows.

Cash Flows from Financing Activities

During the fiscal year ended August 31, 2019, we used $5.9 million of net cash for financing activities.  Our primary uses of financing cash during fiscal 2019 included $14.9 million of cash used for principal payments on the term loans from our Original Credit Agreement and the financing obligation on our corporate campus; $11.3 million used to reduce the balance on our revolving line of credit obligation, which had a zero balance prior to completing the 2019 Credit Agreement; and $0.7 million of cash paid to the former owners of Jhana Education for contingent acquisition consideration.  These uses of financing cash were partially offset by $20.0 million of proceeds from a term loan on our 2019 Credit Agreement and $1.0 million of cash received from participants in our employee stock purchase program to acquire shares of our common stock.

During fiscal 2017, we completed the acquisitions of RGP and Jhana as previously described.  Each of these acquisitions have contingent consideration that may be earned by their former owners based on specified performance criteria.  As the operations of these acquisitions reach the specified milestones for required contingent payments, our uses of cash for financing activities may increase.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 1,539,828 shares of our common stock for $26.8 million through August 31, 2019.  Our cash used for financing activities will increase as we make purchases of shares under the terms of this plan or other share purchase plans in the future.

Sources of Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2020 from current cash balances, future cash flows from operating activities, and available borrowings from our recently completed 2019 Credit Agreement.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  At August 31, 2019, we had $19.9 million of available borrowing capacity on our 2019 Credit Agreement, which consisted of $14.9 million of credit on our revolving credit facility (amount reduced by $0.1 million of open standby letters of credit) and an additional $5.0 million term loan.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations on both a short- and long-term basis.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); repayment of term loan obligations; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; minimum operating lease payments; and minimum payments for outsourced warehousing and distribution service charges.  At August 31, 2019, our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Required lease payments on corporate campus	$3,724	$3,798	$3,874	$3,952	$4,031	$3,301	$22,680
Term loan payable to bank(1)	5,653	5,504	5,299	5,094	-	-	21,550
Purchase obligations	4,510	-	-	-	-	-	4,510
Jhana contingent consideration payments(2)	888	1,076	1,282	588	-	-	3,834
Minimum operating lease payments	752	472	112	97	79	92	1,604
RGP contingent consideration payments(2)	1,000	500	-	-	-	-	1,500
Minimum required payments for warehousing services(3)	195	-	-	-	-	-	195
Total expected contractual obligation payments	$16,722	$11,350	$10,567	$9,731	$4,110	$3,393	$55,873

(1)	Payment amounts shown include interest at 4.1 percent, which is the current rate on our term loan obligation under the 2019 Credit Agreement.

(2)
The payment of contingent consideration resulting from prior business acquisitions is based on current estimates and projections.  We reassess the fair value of estimated contingent consideration payments each quarter based on information available.  The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

(3)	The warehousing services contract expires in June 2020.

Our contractual obligations presented above exclude uncertain tax positions totaling $1.9 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our uncertain tax positions, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies that we used to prepare our consolidated financial statements are outlined primarily in Note 1 and in Note 2 (new revenue recognition guidance) to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We adopted ASC Topic 606 on September 1, 2018.  For the AAP, judgment is required to determine whether the intellectual property and web-based functionality and content are considered distinct and accounted for separately, or not distinct and accounted for together.

We have determined to account for the AAP as a single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer.  This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform.

Judgment is required to determine the stand-alone selling price (SSP) for each distinct performance obligation.  Where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP.  The SSP is the price which we would sell a promised product or service separately to a customer. In determining the SSP, we consider the size and volume of transactions, price lists, historical sales, and contract prices.  We may modify our pricing from time-to-time in the future, which could result in changes to the SSP.
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

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  These forecasted amounts may be difficult to predict over the life of the LTIP awards due to changes in our business, such as from the introduction of subscription-based services and their impact on our financial results.  These business changes may also leave some previously approved performance measures obsolete or unattainable.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and number of common shares to be awarded under the LTIP grants as described above.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts and may adversely impact our financial results.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2019 would decrease our reported income from operations by approximately $0.4 million.

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

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  Under current accounting guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

We tested goodwill for impairment at August 31, 2019 at the reporting unit level using a quantitative approach.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).  The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing during fiscal 2019, we determined that no impairment existed at August 31, 2019, as each reportable operating segment’s estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period.  Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, during fiscal 2019 we recorded $1.3 million of increases to the fair value of the contingent consideration liabilities from our previous business acquisitions, which resulted in a corresponding increase in selling, general, and administrative expenses.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of ASC 740-10-05, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of ASC 740-10-05 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements for information on recent accounting pronouncements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future reported revenues and operating results, future sales growth, the expected introduction of new or refreshed offerings, including additions to the All Access Pass, future training and consulting sales activity, the impact of multi-year contracts for the All Access Pass, renewal of existing contracts, the release and success of new publications, the expected growth of our business in various markets, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our 2019 Credit Agreement, the ability to borrow on, and renew, our 2019 Credit Agreement, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2019, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the new AAP portal; foreign currency exchange rates; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments.  Derivatives are financial instruments that derive their value from one or more underlying financial instruments.  As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.  In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument.  However, during the fiscal years ended August 31, 2019, 2018, and 2017, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our 2019 Credit Agreement, a long-term lease agreement (financing obligation) associated with the previous sale of our corporate headquarters, amounts borrowed on our revolving credit facility, deferred income taxes, and contingent consideration payments resulting from our business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments.  The effective interest rate on the term loans and our revolving line of credit facility was 4.1 percent at August 31, 2019, and we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on our term loans payable at August 31, 2019 would result in approximately $0.2 million of additional interest expense in fiscal 2020.  We did not have borrowings on our revolving credit facility at August 31, 2019.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Franklin Covey Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2019, of the Company and our report dated November 14, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
Basis for Opinion
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
November 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Franklin Covey Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 14, 2019

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2019	2018
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$27,699	$10,153
Accounts receivable, less allowance for doubtful accounts of $4,242 and $3,555	73,227	71,914
Inventories	3,481	3,160
Income taxes receivable	-	179
Prepaid expenses	3,906	3,864
Other current assets	11,027	10,893
Total current assets	119,340	100,163

Property and equipment, net	18,579	21,401
Intangible assets, net	47,690	51,934
Goodwill	24,220	24,220
Deferred income tax assets	5,045	3,222
Other long-term assets	10,039	12,935
	$224,913	$213,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$10,313
Current portion of financing obligation	2,335	2,092
Accounts payable	9,668	9,790
Income taxes payable	764	-
Deferred subscription revenue	56,250	47,417
Other deferred revenue	5,972	4,471
Accrued liabilities	23,555	20,761
Total current liabilities	103,544	94,844

Line of credit	-	11,337
Term notes payable, less current portion	15,000	2,500
Financing obligation, less current portion	16,648	18,983
Other liabilities	7,527	5,501
Deferred income tax liabilities	180	210
Total liabilities	142,899	133,375

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	215,964	211,280
Retained earnings	59,403	63,569
Accumulated other comprehensive income	269	341
Treasury stock at cost, 13,087 shares and 13,159 shares	(194,975)	(196,043)
Total shareholders’ equity	82,014	80,500
	$224,913	$213,875

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,	2019	2018	2017
In thousands, except per-share amounts

Net sales	$225,356	$209,758	$185,256
Cost of sales	66,042	61,469	62,589
Gross profit	159,314	148,289	122,667

Selling, general, and administrative	145,319	141,126	121,148
Contract termination costs	-	-	1,500
Restructuring costs	-	-	1,482
Depreciation	6,364	5,161	3,879
Amortization	4,976	5,368	3,538
Income (loss) from operations	2,655	(3,366)	(8,880)

Interest income	37	104	223
Interest expense	(2,358)	(2,676)	(2,408)
Discount accretion on related-party receivables	258	418	156
Income (loss) before income taxes	592	(5,520)	(10,909)
Benefit (provision) for income taxes	(1,615)	(367)	3,737
Net loss	$(1,023)	$(5,887)	$(7,172)

Net loss per share:
Basic and diluted	$(0.07)	$(0.43)	$(0.52)

Weighted average number of common shares:
Basic and diluted	13,948	13,849	13,819

COMPREHENSIVE LOSS:
Net loss	$(1,023)	$(5,887)	$(7,172)
Foreign currency translation adjustments, net of income
tax benefit (provision) of $(5), $(75), and $37	(72)	(326)	(555)
Comprehensive loss	$(1,095)	$(6,213)	$(7,727)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2019	2018	2017
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,023)	$(5,887)	$(7,172)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	11,359	10,525	7,443
Amortization of capitalized curriculum development costs	4,954	5,280	3,745
Deferred income taxes	(1,051)	(2,535)	(5,594)
Stock-based compensation expense	4,789	2,846	3,658
Excess tax benefit from stock-based compensation	-	-	(168)
Increase (decrease) in contingent consideration liabilities	1,334	1,014	(1,936)
Changes in assets and liabilities, net of effect of acquired businesses:
Decrease (increase) in accounts receivable, net	(1,770)	(5,679)	164
Decrease (increase) in inventories	(260)	157	1,583
Decrease in receivable from related party	535	213	1,421
Decrease (increase) in prepaid expenses and other assets	32	(1,335)	(4,861)
Increase in accounts payable and accrued liabilities	2,932	1,746	676
Increase in deferred revenue	8,828	11,613	19,142
Increase (decrease) in income taxes payable/receivable	889	109	(249)
Decrease in other liabilities	(1,096)	(1,206)	(495)
Net cash provided by operating activities	30,452	16,861	17,357

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,153)	(6,528)	(7,187)
Capitalized curriculum development costs	(2,688)	(2,998)	(6,466)
Acquisition of businesses, net of cash acquired	(32)	(1,108)	(7,272)
Acquisition of license rights	-	-	(750)
Net cash used for investing activities	(6,873)	(10,634)	(21,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	82,282	93,391	34,320
Payments on line of credit borrowings	(93,619)	(86,431)	(29,943)
Proceeds from term notes payable financing	20,000	-	10,000
Principal payments on term notes payable	(12,813)	(6,250)	(5,000)
Principal payments on financing obligation	(2,092)	(1,868)	(1,662)
Purchases of common stock for treasury	(12)	(2,006)	(5,431)
Payment of contingent consideration liabilities	(653)	(2,323)	-
Income tax benefit recorded in paid-in capital	-	-	168
Proceeds from sales of common stock held in treasury	975	808	682
Net cash provided by (used for) financing activities	(5,932)	(4,679)	3,134
Effect of foreign currency exchange rates on cash and cash equivalents	(101)	(319)	(348)
Net increase (decrease) in cash and cash equivalents	17,546	1,229	(1,532)
Cash and cash equivalents at beginning of the year	10,153	8,924	10,456
Cash and cash equivalents at end of the year	$27,699	$10,153	$8,924

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,778	$2,512	$2,562
Cash paid for interest	2,386	2,655	2,314

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$410	$1,018	$697
Consideration for business acquisition from liabilities of acquiree	798	-	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2016	27,056	$1,353	$211,203	$76,628	$1,222	(13,332)	$(196,691)
Issuance of common stock from
treasury			(2,103)			188	2,785
Purchase of treasury shares						(300)	(5,431)
Restricted share award			(442)			30	442
Stock-based compensation			3,658
Cumulative translation
adjustments					(555)
Tax benefit recorded in
paid-in capital			168
Net loss				(7,172)
Balance at August 31, 2017	27,056	1,353	212,484	69,456	667	(13,414)	(198,895)
Issuance of common stock from
treasury			(3,702)			337	4,510
Purchase of treasury shares						(105)	(2,006)
Restricted share award			(348)			23	348
Stock-based compensation			2,846
Cumulative translation
adjustments					(326)
Net loss				(5,887)
Balance at August 31, 2018	27,056	1,353	211,280	63,569	341	(13,159)	(196,043)
Issuance of common stock from
treasury			321			43	654
Purchase of treasury shares						1	(12)
Restricted share award			(426)			28	426
Stock-based compensation			4,789
Cumulative translation
adjustments					(72)
Cumulative effect of new
accounting principle				(3,143)
Net loss				(1,023)

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in organizational performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, and The Four Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

Fiscal Year

Our fiscal year ends on August 31 of each year and our fiscal quarters end on the last day of November, February, and May.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, which consist of Franklin Development Corp., and our offices in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria.  Intercompany balances and transactions are eliminated in consolidation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to our prior period financial statements to conform with the current period presentation.  On our August 31, 2018 consolidated balance sheet, we have separately classified subscription revenue and other deferred revenue to conform to the current presentation of these balances.  As product and leasing revenues have become immaterial to the presentation of our consolidated sales, we have combined revenues from services, products, and leasing into one line item on our consolidated statements of operations for all periods presented in this report.

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2019 or 2018.  Of our $27.7 million in cash at August 31, 2019, $10.6 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

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

AUGUST 31,	2019	2018
Finished goods	$3,434	$3,130
Raw materials	47	30
	$3,481	$3,160

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2019	2018
Deferred commissions	$8,337	$6,958
Other current assets	2,690	3,935
	$11,027	$10,893

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2019	2018
Land and improvements	$1,312	$1,312
Buildings	30,038	30,038
Machinery and equipment	1,162	1,723
Computer hardware and software	28,665	27,066
Furniture, fixtures, and leasehold
improvements	8,409	8,272
	69,586	68,411
Less accumulated depreciation	(51,007)	(47,010)
	$18,579	$21,401

We expense costs for repairs and maintenance as incurred.  Gains and losses resulting from the sale of property and equipment are recorded in operating income (loss).  Depreciation of capitalized portal costs is included in depreciation expense in the accompanying consolidated statements of operations.  During each of the fiscal years ended August 31, 2018 and 2017, we capitalized $0.1 million of interest expense in connection with the installation of our new enterprise resource planning system and the development of our improved All Access Pass (AAP) portal.

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2019 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the periods presented in this report.

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  An annual (or interim test if events and circumstances indicate a test should be performed) goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  We tested goodwill for impairment at August 31, 2019 at the reporting unit level using a quantitative approach.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired.  If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing, we determined that no impairment existed at either of August 31, 2019 or 2018 as each reporting unit’s estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.  For more information regarding our intangible assets and goodwill, refer to Note 5.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Our capitalized curriculum development spending in fiscal 2019, which totaled $2.7 million, was primarily for various Education practice offerings and courses for the All Access Pass, including Unconscious Bias.  Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $7.0 million and $9.3 million at August 31, 2019 and 2018.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated statements of operations.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2019	2018
Accrued compensation	$14,003	$11,858
Other accrued liabilities	9,552	8,903
	$23,555	$20,761

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

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.2 million, $0.5 million, and $0.2 million for the fiscal years ended August 31, 2019, 2018, and 2017, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated statements of operations.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  We account for sales taxes collected using the net method; accordingly, we do not include sales taxes in net sales reported in our consolidated statements of operations.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on September 1, 2018 using the modified retrospective method (see also Note 2).

Prior to the adoption of Topic 606, we recognized revenue when: 1) persuasive evidence of an arrangement existed, 2) delivery of the product occurred or the services were rendered, 3) the price to the customer was fixed or determinable, and 4) collectability was reasonably assured.  These principles governed our revenue recognition policies and procedures for fiscal 2018 and fiscal 2017 as presented in this report.  For training and service sales, these conditions were generally met upon presentation of the training seminar or delivery of the consulting services based upon daily rates.  For most of our product sales, these conditions were met upon shipment of the product to the customer.  For intellectual property license sales, the revenue recognition conditions were generally met at the later of delivery of the content to the client or the effective date of the arrangement.  Our subscription revenues from the All Access Pass and the Leader in Me membership were recognized over the duration of the underlying contracts since our clients had the right to content updates during the contracted period.

Revenue recognition for multiple-element arrangements required judgment to determine if multiple elements existed, whether elements could be accounted for as separate units of accounting, and if so, the fair value for each of the elements.  A deliverable constituted a separate unit of accounting when it had standalone value to our clients.  We entered into arrangements that included various combinations of multiple training offerings, consulting services, and intellectual property licenses.  The timing of delivery and performance of the elements typically varied from contract to contract.  Generally, these items qualified as separate units of accounting because they had value to the customer on a standalone basis.  We determined the fair value to be used for allocating revenue to the elements based on (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (BESP).

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Refer to disaggregated revenue information presented in Note 17 for our royalty revenues in the fiscal years presented in this report.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated statements of operations based upon their fair values over the requisite service period.  For more information on our stock-based compensation plans, refer to Note 12.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $4.6 million, $6.9 million, and $6.4 million for the fiscal years ended August 31, 2019, 2018, and 2017.

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

Comprehensive Loss

Comprehensive loss includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive loss is comprised of net income or loss and other comprehensive income and loss items.  Our other comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment, net of tax.

Accounting Pronouncements Issued and Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We adopted ASU No. 2014-09 on September 1, 2018 using the “modified retrospective” approach.  Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced our retained earnings by $4.1 million ($3.1 million, net of tax) on September 1, 2018, which primarily consisted of initial licensing fees on international locations.  The comparative period information for fiscal 2018 and fiscal 2017 has not been restated and continues to be presented according to accounting standards for revenue recognition in effect during the periods presented.

The primary impact of ASU No. 2014-09 on our revenue recognition policies is a change in the way we account for our initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period begins if all other revenue requirements had been met.  However, under Topic 606, the Company will recognize revenue on the upfront license fees over the duration of the contract.

Under Topic 606, we account for the All Access Pass as a single performance obligation and recognize the associated transaction price on a straight-line basis over the term of the underlying contract.  This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform.

We do not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be materially effected in any period due to the adoption of ASU 2014-09.  Refer to Note 2 for further details regarding our revenue recognition accounting policies under Topic 606.

The cumulative after-tax effects of the changes made to our consolidated balance sheet from the adoption of Topic 606 were as follows (in thousands):

	August 31,	ASC 606	September 1,
	2018	Adjustments	2018
Assets:
Other current assets	$10,893	$109	$11,002
Deferred income tax assets	3,222	1,005	4,227

Liabilities and Shareholders' Equity:
Deferred subscription revenue	47,417	1,453	48,870
Other deferred revenue	4,471	555	5,026
Other liabilities	5,501	2,249	7,750
Retained earnings	63,569	(3,143)	60,426

The following line items in our consolidated statement of operations were impacted by the adoption of the new revenue recognition standard for the year ended August 31, 2019 (in thousands, except per-share data):

	August 31,	August 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Net sales	$225,356	$225,222	$134
Cost of sales	66,042	66,042	-
Selling, general, and administrative	145,319	145,329	(10)
Income tax provision	(1,615)	(1,580)	(35)
Net loss	(1,023)	(1,132)	109

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)

Selected consolidated balance sheet line items as of August 31, 2019, which were impacted by the adoption of the new standard, are as follows (in thousands):

	August 31,	August 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Assets:
Other current assets	$11,027	$10,908	$119
Deferred income tax assets	5,045	4,075	970
Total assets	224,913	223,824	1,089

Liabilities and Shareholders' Equity:
Deferred subscription revenue	$56,250	$55,247	$1,003
Other deferred revenue	5,972	5,417	555
Other liabilities	7,527	4,961	2,566
Retained earnings	59,403	62,438	(3,035)
Total liabilities and shareholders' equity	224,913	223,824	1,089

The adoption of ASC Topic 606 did not have a material impact on our cash flows from operating, investing, or financing activities.

Stock-Based Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation:  Improvements to Nonemployee Share-Based Payment Accounting (Topic 718).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early application permitted.  We adopted the provisions of ASU No. 2018-07 on June 1, 2019.  However, we have not previously granted awards to non-employees (except for members of the Board of Directors) and there was no cumulative impact from the adoption ASU No. 2018-07.

Accounting Pronouncements Issued Not Yet Adopted

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC) Topic 840, Leases.  Under the new guidance, we will recognize liabilities and corresponding “right-of-use” (ROU) assets for most leases but will recognize lease expenses similar to current lease accounting.  The lease liability will be equal to the present value of lease payments not yet paid and the ROU asset will be based on the liability, adjusted for initial direct costs, prepaid lease payments, and lease incentives.  For lessors, accounting for leases is substantially the same as in prior periods.  In July 2018, the FASB issued an adoption approach that allows entities to apply the new guidance and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods.  We will adopt the new leasing standard on September 1, 2019 using this transition method.

At August 31, 2019, our leases primarily consist of the lease on our corporate campus, and operating leases for office space, warehousing space, and equipment.  The lease for our corporate campus is currently accounted for as a financing obligation and related building asset on our consolidated balance sheets, as the contract represented a failed sale-leaseback under Topic 840.  In transition to Topic 842, we will be required to reassess whether the previously failed sale-leaseback will meet the sale criteria under the new leasing standard.  We currently believe that the sale criteria under the new leasing standard will not be met and we will continue to account for the corporate campus lease as a finance obligation upon transition.  For our operating leases, we will elect to apply the package of practical expedients, which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.  We continue to finalize our implementation efforts and currently estimate that the adoption of the new leasing standard will result in recognition of approximately $1.4 million to $1.6 million of lease liabilities for operating leases and a corresponding amount for ROU assets on the date of adoption.  The new lease standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition exemption for all leases that qualify, which means leases with initial terms of 12 months or less will not be recorded on the balance sheet.  We do not expect the adoption of the new lease standard to have a material impact on our consolidated statements of operations or cash flows.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This accounting standard changes the methodology for measuring credit losses on financial instruments, including trade accounts receivable, and the timing of when such losses are recorded.  ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations, and liquidity.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15).  This guidance clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We are currently evaluating the effects, if any, the adoption of ASU 2018-15 may have on our financial position, results of operations, cash flows, or disclosures.

2.	REVENUE RECOGNTION

We account for revenue in accordance with Topic 606, which was adopted on September 1, 2018 using the modified retrospective method (Note 1).  We earn revenue from contracts with customers primarily through the delivery of our All Access Pass and the Leader in Me membership subscription offerings, through the delivery of training days and training course materials, and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office.  We also earn revenues from leasing arrangements that are not accounted for under Topic 606.  Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

Under Topic 606, we recognize revenue upon the transfer of control of promised products and services to customers in an amount equal to the consideration we expect to receive in exchange for those products or services.  Although rare, if the consideration promised in a contract includes variable amounts, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained.  We include the variable consideration in the transaction price only to the extent that it is probable a significant reversal of the amount of cumulative revenue recognized will not occur.

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

Services and Products

We deliver Company-led training days from our offerings, such as The 7 Habits of Highly Effective People, at a customer’s location based upon a daily consultant rate and a set price for training materials.  These revenues are recognized as the training days occur and the services are performed.  Customers also have the option to purchase training materials and present our offerings through internal facilitators and not through the use of a Franklin Covey consultant.  Revenue is recognized from these product sales when the materials are shipped.  Shipping revenues associated with product sales are recorded in revenue with the corresponding shipping cost being recorded as a component of cost of sales.

Subscription Revenues

Subscription revenues primarily relate to the Company’s All Access Pass and the Leader in Me membership offerings.  We have determined that it is most appropriate to account for the AAP as a single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer.  This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform.

We typically invoice our customers annually upon execution of the contract or subsequent renewals.  Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control has occurred.

Our Leader in Me offering is bifurcated into a portal membership obligation and a coaching delivery obligation.  We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed.  The combined contract amount is recorded in deferred subscription revenue until the performance obligations are satisfied.  Any additional coaching or training days which are contracted independent of the Leader in Me contract are recorded as revenue in accordance with our general policy for services and products as previously described.

Royalties

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

When determining whether goods and services meet the distinct criteria, we consider various factors for each agreement including the availability of the services and the nature of the offerings and services.  We allocate the transaction price to each performance obligation on a relative standalone selling price (SSP) basis.  Judgment is required to determine the SSP for each distinct performance obligation.  The SSP is the price which the Company would sell a promised product or service separately to a customer.  In determining the SSP, we consider the size and volume of transactions, price lists, historical sales, and contract prices.  We may modify our pricing from time-to-time in the future, which could result in changes to the SSP.

Contract Balances

As described above, subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each contract.  The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts.  We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered.  As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets.  Our receivables are generally collected within 30 to 120 days but typically no longer than 12 months.  Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings.  Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are also a component of our consolidated deferred revenue.  Our deferred revenue totaled $65.8 million at August 31, 2019 and $52.9 million at August 31, 2018, of which $3.6 million and $1.0 million were classified as components of other long-term liabilities at August 31, 2019 and August 31, 2018, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $58.2 million at August 31, 2019 and $48.4 million at August 31, 2018.  During the fiscal year ended August 31, 2019, we recognized $74.7 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At August 31, 2019 we had $88.1 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.  The remaining performance obligation does not include other deferred revenue as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings.  These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits.  As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are amortized ratably on an annual basis.  At August 31, 2019 we have capitalized $9.0 million of direct sales commissions, of which $8.3 million is included in other current assets and $0.7 million is included in other long-term liabilities based on expected recognition of the commissions.  During the fiscal year ended August 31, 2019, we capitalized $13.7 million of costs to obtain revenue contracts and amortized $11.7 million to selling, general, and administrative expense.

Refer to Note 17 (Segment Information) to these consolidated financial statements for our disaggregated revenue information.

3.	BUSINESS ACQUISITIONS

Acquisition of Germany, Switzerland, and Austria Licensee

On December 5, 2018, we purchased all of the equity of Leadership Institut GmbH, a Munich, Germany based company with wholly owned subsidiary companies in Switzerland and Austria.  Leadership Institut GmbH previously operated as an independent licensee that provided our training and products to Germany, Switzerland, and Austria (GSA).  We transitioned the GSA licensee operation into a directly owned office operation during fiscal 2019.  The purchase price was $0.2 million in cash, plus $0.8 million in forgiveness of liabilities owed to the Company from the pre-existing relationship at the purchase date.  There is no contingent or other additional consideration associated with the purchase of the former GSA licensee.  We accounted for the acquisition of Leadership Institut Gmbh as a business combination in the second quarter of fiscal 2019.  We incurred costs for severance, legal, and other related acquisition expenses which totaled $0.5 million and were expensed in selling, general, and administrative expense during fiscal 2019.  The acquisition of the GSA licensee will provide us with the opportunity to operate a directly owned office in one of the world’s largest economic markets and is expected to provide significant future growth opportunities.  The total purchase price consisted of the following (in thousands):

Cash paid at closing	$159
Accounts receivable from GSA licensee	798
Total purchase price	$957

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows (in thousands):

Cash acquired	$127
Accounts receivable	564
Inventories	80
Prepaid expenses and other current assets	45
Intangible assets	741
Property and equipment	27
Other long-term assets	11
Assets acquired	1,595

Accounts payable	(208)
Accrued liabilities	(383)
Income taxes payable	(47)
Liabilities assumed	(638)
$957

The allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

		Weighted Average
Description	Amount	Life
Reacquisition of license rights	$360	3 years
Localized content	202	3 years
Customer relationships	179	3 years
	$741

We have included the financial results of the former GSA licensee in our financial results since the date of acquisition.  Since the date of the acquisition, the new direct office that serves the GSA region recognized $1.5 million of sales and a $0.2 million operating loss.  During fiscal 2018, we recognized $0.4 million of royalty revenue from the GSA licensee.  The acquisition of the former GSA licensee was immaterial to our financial statements and pro forma financial information was not deemed necessary for this acquisition.

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
$4,913

The goodwill generated from the RGP acquisition was allocated to each of our operating segments.  The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of RGP’s coaching methodologies into our services and offerings.  All of the goodwill from the RGP acquisition is expected to be deductible for income tax purposes.

The payment of contingent consideration is based on the achievement of specified financial results and the delivery of “add-on coaching services” content that is included in our All Access Pass offering.  We paid the former owners of RGP $1.0 million during fiscal 2018 as contingent consideration for achieving specified financial results.  During the fourth quarter of fiscal 2017, we paid the former owners of RGP $0.5 million of contingent consideration for delivery of the content that was integrated into our AAP offering.  Due to the timing of the $0.5 million payment for add-on coaching services, this amount was included in the investing activities section of the accompanying consolidated statement of cash flows for fiscal 2017.    Refer to Note 11 for further information regarding the fair value of the contingent consideration liability resulting from the RGP acquisition.

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

The goodwill from the Jhana acquisition was assigned to the Direct Offices and International Licensee segments.  The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Jhana’s content and delivery methodologies into our services and offerings, especially in the All Access Pass.  None of the goodwill from the Jhana acquisition is expected to be deductible for income tax purposes.

During fiscal 2018, we paid $2.4 million to the former owners of Jhana as contingent consideration based on the acquisition agreement.  The first $1.1 million was paid within 90 days of the acquisition date and was classified as a component of cash flows from investing activities in our fiscal 2018 consolidated statement of cash flows.  The payment of the remaining contingent consideration is based on certain revenue streams over the measurement period, which ends in July 2026.  Refer to Note 11 for further information regarding the fair value of contingent consideration resulting from the Jhana acquisition.

The acquisition of Jhana had an immaterial impact on our consolidated financial statements for the fiscal year ended August 31, 2017.  The costs to acquire Jhana totaled approximately $0.1 million and were expensed as incurred.  The acquisition costs were included in our selling, general, and administrative expenses.

Unaudited Pro Forma Information

The following are supplemental consolidated financial results of Franklin Covey Co. on an unaudited pro forma basis as if the acquisitions of RGP and Jhana had been completed on September 1, 2016 (in thousands, except per share amounts):

YEAR ENDED
AUGUST 31,	2017
Revenue	$187,745
Net loss	(7,976)
Diluted loss per share	(0.58)

These pro forma results were based on estimates and assumptions, which we believe are reasonable.  They are not the results that would have been realized had we been a combined company during the period presented, and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments related to purchase accounting, primarily the amortization of intangible assets, interest expense, and inclusion of acquisition costs.

4.	ACCOUNTS RECEIVABLE

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

YEAR ENDED
AUGUST 31,	2019	2018	2017
Beginning balance	$3,555	$2,310	$1,579
Charged to costs and expenses	1,212	2,029	1,747
Deductions	(525)	(784)	(1,016)
Ending balance	$4,242	$3,555	$2,310

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  Recoveries of amounts previously written off were insignificant for the periods presented.

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):
	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2019	Amount	Amortization	Amount
Finite-lived intangible assets:
License rights	$28,099	$(20,063)	$8,036
Acquired content	62,307	(48,449)	13,858
Customer lists	20,266	(18,450)	1,816
Acquired technology	3,568	(3,149)	419
Trade names	2,036	(1,602)	434
Non-compete agreements and other	758	(631)	127
	117,034	(92,344)	24,690
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$140,034	$(92,344)	$47,690

AUGUST 31, 2018
Finite-lived intangible assets:
License rights	$27,750	$(18,889)	$8,861
Acquired content	62,102	(46,147)	15,955
Customer lists	20,092	(17,835)	2,257
Acquired technology	3,568	(2,642)	926
Trade names	2,036	(1,441)	595
Non-compete agreements and other	758	(418)	340
	116,306	(87,372)	28,934
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$139,306	$(87,372)	$51,934

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2019 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period
License rights	3 to 8 years	29 years
Acquired content	2 to 8 years	25 years
Customer lists	2 to 8 years	12 years
Acquired technology	1 year	3 years
Trade names	1 to 4 years	5 years
Non-compete agreements and other	1 to 9 years	4 years

Our aggregate amortization expense from finite-lived intangible assets totaled $5.0 million, $5.4 million, and $3.5 million for the fiscal years ended August 31, 2019, 2018, and 2017.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2020	$4,564
2021	4,049
2022	3,557
2023	2,612
2024	2,612

Goodwill

There were no changes to our consolidated goodwill balance during fiscal 2019 and we do not have any accumulated impairment charges against the carrying value of our goodwill.  At August 31, 2019 and 2018, goodwill was allocated to our segments as shown below (in thousands):

Direct offices	$16,825
International licensees	5,065
Education practice	2,330
$24,220

6.	TERM LOANS PAYABLE AND REVOLVING LINE OF CREDIT

On August 7, 2019, we entered into a new credit agreement (the 2019 Credit Agreement) with our existing lender, which replaced the amended and restated credit agreement, dated March 2011 (the Original Credit Agreement).  The 2019 Credit Agreement provides up to $25.0 million in term loans and a $15.0 million revolving line of credit.  Upon entering into the 2019 Credit Agreement, we borrowed $20.0 million through a term loan and used the proceeds to repay all indebtedness under the Original Credit Agreement.  Surplus proceeds from the term loan are classified as cash and cash equivalents on our consolidated balance sheet.  Within one year of the date of the 2019 Credit Agreement, we may request an additional $5.0 million term loan.  Interest on all borrowings under the 2019 Credit Agreement is due and payable on the first day of each month and will be equal to LIBOR plus 1.85 percent, which pricing matches that of the Original Credit Agreement.  The effective interest rate on our term loan and revolving line of credit was 4.1 percent at August 31, 2019 and 3.9 percent at August 31, 2018.  We incurred approximately $0.1 million of legal fees to obtain the 2019 Credit Agreement.

The 2019 Credit Agreement preserves the financial covenants in the Original Credit Agreement, which are (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement.  At August 31, 2019, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement.

The 2019 Credit Agreement is secured by substantially all of the assets of the Company and certain of our subsidiaries and contains customary representations, warranties, and covenants.

Term Loans Payable

As previously described, we borrowed $20.0 million on a term loan and used the proceeds to repay all indebtedness under the Original Credit Agreement.  Within one year of the date of the 2019 Credit Agreement, we may request an additional $5.0 million term loan with the same terms as the original $20.0 million term loan.  Principal payments on the term loans of $1.25 million will be due and payable on the first day of each January, April, July, and October ($5.0 million per year) until the term loan obligation is repaid.  Quarterly principal payments remain the same whether or not we choose to obtain the additional $5.0 million term loan.  Accordingly, at August 31, 2019, the principal of the $20.0 million term loan will be repaid over four years as shown below (in thousands):

YEAR ENDING
AUGUST 31,
2020	$5,000
2021	5,000
2022	5,000
2023	5,000
$20,000

Revolving Line of Credit

The key terms and conditions of our revolving line of credit associated with the 2019 Credit Agreement are as follows:

•	Available Credit – $15.0 million less outstanding standby letters of credit, which totaled $0.1 million at August 31, 2019.

•	Maturity Date – August 7, 2024.

•	Interest Rate – The effective interest rate is LIBOR plus 1.85 percent per annum and the unused commitment fee on the line of credit is 0.20 percent per annum.

At August 31, 2019, we did not have any borrowings on the revolving line of credit.  We had $11.3 million outstanding on our revolving line of credit at August 31, 2018.

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2019	2018
Financing obligation payable in
monthly installments of $309 at
August 31, 2019, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$18,983	$21,075
Less current portion	(2,335)	(2,092)
Total financing obligation,
less current portion	$16,648	$18,983

Future principal maturities of our financing obligation were as follows at August 31, 2019 (in thousands):

YEAR ENDING
AUGUST 31,
2020	$2,335
2021	2,600
2022	2,887
2023	3,199
2024	3,538
Thereafter	4,424
$18,983

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2020	$3,724
2021	3,798
2022	3,874
2023	3,952
2024	4,031
Thereafter	3,301
Total future minimum financing
obligation payments	22,680
Less interest	(5,009)
Present value of future minimum
financing obligation payments	$17,671

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be offset and written off our consolidated financial statements.

8.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, some of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2019, we had operating leases with remaining terms ranging from less than one year to approximately six years.  The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2019 (in thousands):

YEAR ENDING
AUGUST 31,
2020	$752
2021	472
2022	112
2023	97
2024	79
Thereafter	92
$1,604

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $1.5 million, $1.6 million, and $1.8 million for the fiscal years ended August 31, 2019, 2018, and 2017.

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products (FCOP, Note 18).  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $35.1 million, which had a carrying value of $6.3 million at August 31, 2019.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2019 include lease income of approximately $0.6 million per year from FCOP (in thousands):

YEAR ENDING
AUGUST 31,
2020	$3,890
2021	2,341
2022	1,514
2023	1,514
2024	1,527
Thereafter	1,275
$12,061

Sublease revenue totaled $3.9 million, $3.5 million, and $3.6 million during the fiscal years ended August 31, 2019, 2018, and 2017.

9.	COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

Effective July 1, 2016, we entered into a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa.  Under the terms of this contract, we pay a fixed charge of approximately $19,000 per month for account management services and variable charges for other warehousing services based on specified activities, including shipping charges.  The warehouse charges may be increased each year of the contract based upon changes in the Employment Cost Index.  The original warehousing and distribution contract expired on June 30, 2019, and we extended the contract with essentially the same terms until June 30, 2020.

During fiscal years 2019, 2018, and 2017, we expensed $3.1 million, $2.9 million, and $2.6 million for services provided under the terms of our warehouse and distribution outsourcing contract.  The total amount expensed each year includes freight charges, which are billed to the Company based upon activity.  Freight charges included in the warehouse and distribution outsourcing costs totaled $2.1 million, $1.9 million, and $1.5 million during the fiscal years ended August 31, 2019, 2018, and 2017.  Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2019, we had open purchase commitments totaling $4.5 million for products and services to be delivered primarily in fiscal 2020.

Letters of Credit

At August 31, 2019 and 2018, we had standby letters of credit totaling $0.1 million.  These letters of credit were primarily required to secure commitments for certain insurance policies and expire in January 2020.  No amounts were drawn on the letters of credit at either August 31, 2019 or August 31, 2018.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2019, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.

Treasury Stock

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Through August 31, 2019, we have purchased 1,539,828 shares of our common stock for $26.8 million under the terms of this expanded common stock repurchase plan.  The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements.  We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

The cost of common stock purchased for treasury as shown on our consolidated statement of cash flows for the year ending August 31, 2019 is comprised of the cost of 561 shares that were withheld for statutory income taxes on stock-based compensation awards issued to participants during the fiscal 2019.  The withheld shares were valued at the market price on the date the shares were distributed to participants, which totaled approximately $12,000.  For the fiscal years ended August 31, 2018 and 2017, we withheld 104,699 shares and 51,156 shares for statutory taxes on stock-based compensation awards, which had a total market value of $2.0 million and $0.9 million, respectively.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book values of our financial instruments at August 31, 2019 and 2018 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2019 or 2018, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2019, our debt obligations consisted primarily of a variable-rate term note payable.  Our term note payable and revolving line of credit (Note 6) are negotiated components of our 2019 Credit Agreement, which was completed in August 2019.  Accordingly, the applicable interest rates on the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

We have contingent consideration liabilities arising from previous business acquisitions (Note 3).  We measure the fair values of our contingent consideration liabilities at each reporting date based on various valuation models as described below.  Changes to the fair value of the contingent consideration liabilities are recorded as components of our selling, general, and administrative expenses in the accompanying consolidated statements of operations in the period of adjustment.  The fair value of the contingent consideration liabilities from the acquisition of RGP and Jhana changed as follows during the fiscal year ended August 31, 2019 (in thousands):

		Increase in
AUGUST 31,	2018	Fair Value	Payments	2019
RGP contingent liability	$606	$1,155	$-	$1,761
Jhana contingent liability	3,942	179	(653)	3,468
	$4,548	$1,334	$(653)	$5,229

The fair values of contingent consideration liabilities are recorded as components of accrued liabilities and other long-term liabilities based on expected payment dates.

Robert Gregory Partners – On May 15, 2017, we acquired the assets of RGP.  The purchase price included contingent consideration payments to the former owners of RGP of up to $4.5 million, based on the achievement of specified levels of earnings before interest, income taxes, depreciation, and amortization expense (EBITDA) and the delivery of “add-on coaching services content” for our AAP as set forth in the purchase agreement.  During fiscal 2019, we amended the RGP acquisition agreement to reflect events and implementation issues that have occurred since the acquisition date.  The amended contract increased the contingent consideration liability from the RGP acquisition by $1.1 million during the third quarter of fiscal 2019, but did not increase the total amount of contingent consideration potentially payable to the former owners of RGP.  The specified levels of EBITDA include measures for RGP coaching services plus earnings from add-on coaching services sold through the AAP.  The fair value of the RGP contingent liability is estimated using a Monte Carlo simulation method, which considers numerous potential financial outcomes using estimated variables such as expected revenues, growth rates, and a discount rate.  This fair value measurement is considered a Level 3 measurement because we estimate revenues and corresponding expected growth rates each period.  The following range of growth rates were used to calculate the initial fair value of the contingent consideration:

	Likely	Minimum	Maximum
RGP growth rate - Year 1	14.8%	(12.0)%	35.0%
RGP growth rate - Year 2	10.0%	(12.0)%	35.0%
RGP growth rate - Year 3	10.0%	(12.0)%	35.0%

Add-on services growth rate - Year 1	60.0%	(20.0)%	130.0%
Add-on services growth rate - Year 2	50.0%	(20.0)%	130.0%
Add-on services growth rate - Year 3	40.0%	(20.0)%	130.0%

Jhana Education – On July 11, 2017, we acquired the stock of Jhana Education.  The purchase price included potential contingent consideration of $7.2 million through the measurement period, which ends in July 2026.  The fair value of the contingent consideration was calculated using a probability weighted expected return methodology, which is a Level 3 measurement because we estimate projected consolidated Company and AAP sales over the measurement period.  Probabilities were applied to each potential sales outcome and the resulting values were discounted using a rate that considered Jhana’s weighted average cost of capital and specific risk premiums associated with the potential contingent consideration.

12.  STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, restricted stock awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 25, 2019, our shareholders approved the Franklin Covey Co. 2019 Omnibus Incentive Plan (the 2019 Plan), which authorized an additional 700,000 shares of common stock for issuance to employees and members of the Board of Directors as stock-based payments.  A more detailed description of the 2019 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 20, 2018.  At August 31, 2019, the 2019 Plan had approximately 662,000 shares available for future grants.

At the annual meeting of shareholders held on January 26, 2018, our shareholders approved the Franklin Covey Co. 2017 Employee Stock Purchase Plan (the 2017 ESPP).  The 2017 ESPP replaced the Franklin Covey Co. 2004 Employee Stock Purchase Plan, which previously expired.  The 2017 ESPP authorized an additional 1.0 million shares, subject to certain adjustments, of our common stock for purchase by ESPP participants.  For further information regarding the 2017 ESPP, including the full text of the 2017 ESPP, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017.  At August 31, 2019, the 2017 ESPP had approximately 903,000 shares remaining for purchase by plan participants.

The total compensation expense of our stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
Performance awards	$3,853	$2,034	$2,902
Restricted stock awards	700	642	500
Fully vested stock awards	60	15	135
Compensation cost of the ESPP	176	155	121
	$4,789	$2,846	$3,658

The compensation expense of our stock-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no stock-based compensation was capitalized during the fiscal years presented in this report.  We recognize forfeitures of stock-based compensation instruments as they occur.  During fiscal 2019, we issued 72,787 shares of our common stock from shares held in treasury for various stock-based compensation arrangements.  Our stock-based compensation plans allow shares to be withheld from the award to pay statutory income tax liabilities.  We withheld 561 shares of our common stock (Note 10) for statutory income taxes during fiscal 2019.

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

Due to the significant change in our business resulting from sales of the All Access Pass, on October 18, 2016, the Compensation Committee approved a modification to previously issued performance awards to include the change in deferred revenue, less certain costs, in adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) in the vesting calculations.  The incremental compensation expense recorded in fiscal 2017 as a result of this modification was approximately $0.6 million.

No LTIP awards vested to participants during fiscal 2019.  The following is a description of our performance-based LTIP awards as of August 31, 2019.

Fiscal 2019 LTIP Award – On October 1, 2018, the Compensation Committee granted a new performance-based LTIP award to our executive officers and members of senior management.  The fiscal 2019 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) the achievement of certain levels of fiscal 2021 qualified Adjusted EBITDA; and 3) fiscal 2021 subscription service sales.  Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures.  The number of shares granted in this tranche totals 36,470 shares.  The remaining two tranches of the award are divided between the achievement of certain levels of Adjusted EBITDA and subscription sales recognized in fiscal 2021.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) up to 200 percent of the participant’s award (maximum threshold).  The maximum number of shares that may be awarded in connection with these tranches totals 218,818 shares.  The fiscal 2019 LTIP has a three-year life and expires on August 31, 2021.

Fiscal 2019 Time-Based Award – On January 25, 2019, the Compensation Committee approved a new incentive plan award for the Chief Executive Officer, Chief Financial Officer, and Chief People Officer that has a two-year time-based vesting (service) condition.  A total of 11,915 shares were issued to the participants in connection with this award.  The fair value of this award was calculated by multiplying the number of shares times the closing price of the Company’s common stock on the grant date, which was $24.54 per share.  The fair value of this award totals $0.3 million, which is being expensed evenly over the two-year service period.

Fiscal 2018 LTIP Award – On November 14, 2017, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management similar to the fiscal 2019 LTIP award described above.  The fiscal 2018 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) the achievement of certain levels of fiscal 2020 qualified Adjusted EBITDA; and 3) fiscal 2020 subscription service sales.  Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures.  The number of shares granted in this tranche totals 42,883 shares.  The remaining two tranches of the award are divided between the achievement of specified levels of Adjusted EBITDA and subscription sales recognized in fiscal 2020.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award up to 200 percent of the participant’s award.  The maximum number of shares that may be awarded in connection with these tranches totals 257,300 shares.  The fiscal 2018 LTIP has a three-year life and expires on August 31, 2020.

Fiscal 2017 LTIP Award – On October 18, 2016, the Compensation Committee granted performance-based awards for our executive officers and members of senior management.  A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter gross All Access Pass sales.  As of August 31, 2019, four tranches of this award have vested, totaling 97,803 shares.  The 2017 LTIP has a six-year life and expires on August 31, 2022.

Fiscal 2016 LTIP Award – The fiscal 2016 LTIP was granted on November 12, 2015, to our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of Organizational Development Suite (OD Suite) offerings.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.  As of August 31, 2019, four tranches of the fiscal 2016 LTIP have vested to participants, totaling 123,348 shares.  The 2016 LTIP has a six-year life and expires on August 31, 2021.

Fiscal 2015 LTIP Award – During fiscal 2015, the Compensation Committee granted a performance-based award for our executive officers and certain members of senior management.  A total of 112,464 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of OD Suite sales.  As of August 31, 2019, a total of 59,980 shares, or four tranches, of the fiscal 2015 LTIP have vested to participants.  The 2015 LTIP has a six-year life and expires on August 31, 2020.

Fiscal 2014 LTIP Award – During the first quarter of fiscal 2014, the Compensation Committee granted performance-based equity awards to our executive officers.  A total of 89,418 shares may have been awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter increased sales of courses related to The 7 Habits of Highly Effective People.  As of August 31, 2019, four tranches of the fiscal 2014 LTIP, totaling 47,690 shares, have vested to participants.  The fiscal 2014 LTIP award had a six-year life that ended on August 31, 2019, and the remaining award tranches, totaling 41,728 shares, expired unvested to the participants.

Restricted Stock Awards

The annual Board of Director restricted stock award, which is administered under the terms of the Franklin Covey Co. 2019 Omnibus Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  Each eligible director is entitled to receive a whole-share grant equal to $100,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  Shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

Under the terms of this program, we issued 28,525 shares, 23,338 shares, and 29,834 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2019, 2018, and 2017.  The fair value of shares awarded to the directors was $0.7 million in each of fiscal 2019 and fiscal 2018 and $0.5 million in fiscal 2017 as calculated on the grant date of the awards.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.4 million in fiscal 2019, $0.3 million in fiscal 2018, and $0.4 million in fiscal 2017.  The following information applies to our restricted stock awards for the fiscal year ended August 31, 2019:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Restricted stock awards at
August 31, 2018	23,338	$30.00
Granted	28,525	24.54
Forfeited	-	-
Vested	(23,338)	30.00
Restricted stock awards at
August 31, 2019	28,525	$24.54

At August 31, 2019, there was $0.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over the remaining weighted-average vesting period of four months.  The total recognized income tax benefit from restricted stock awards totaled $0.2 million for each of the years ended August 31, 2019, 2018, and 2017.  The intrinsic value of our restricted stock awards at August 31, 2019 was $1.0 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2019 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2018	568,750	$11.67
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2019	568,750	$11.67	0.8	$14,287

Options vested and exercisable at
August 31, 2019	568,750	$11.67	0.8	$14,287

At August 31, 2019, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during either fiscal 2019 or 2018.  During fiscal 2017, we had 62,500 stock options exercised on a net share basis, which had an intrinsic value of $0.5 million.

The following additional information applies to our stock options outstanding at August 31, 2019:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2019	Life (Years)	Exercise Price	2019	Exercise Price
$9.00	62,500	1.4	$9.00	62,500	$9.00
$10.00	168,750	0.8	$10.00	168,750	$10.00
$12.00	168,750	0.8	$12.00	168,750	$12.00
$14.00	168,750	0.8	$14.00	168,750	$14.00
	568,750			568,750

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance.  The program grants shares of our common stock with a total value of $15,000 to each client partner who has sold over $20.0 million in cumulative sales and to each training consultant who has delivered over 1,500 days of training during their career.  During fiscal 2019, four individuals qualified for this award; one individual qualified for this award in fiscal 2018; and nine individuals qualified for this award in fiscal 2017.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  ESPP participants purchased a total of 43,073 shares, 40,941 shares, and 43,199 shares during the fiscal years ended August 31, 2019, 2018, and 2017, which had a corresponding cost basis of $0.6 million each year.  We received cash proceeds for these shares from ESPP participants totaling $1.0 million during fiscal 2019; $0.8 million in fiscal 2018; and $0.7 million during fiscal 2017.

13.	CONTRACT TERMINATION AND RESTRUCTURING COSTS

Contract Termination Costs

During fiscal 2017, we entered into a new 10-year license agreement for Education practice content in a foreign country, with minimum required royalties payable to us totaling approximately $13 million over the life of the arrangement.  Under a previously existing profit-sharing agreement, we would have been obligated to pay one-third of the new minimum royalty stream plus one-third of any royalties in excess of the contractual minimums to the licensee that owns the rights for that country.  In exchange for a $1.5 million cash payment, we terminated the previously existing profit-sharing agreement and we will not owe any further profit sharing-payments to the international licensee.  Based on the guidance for contract termination costs, we expensed the $1.5 million payment during fiscal 2017.

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

Exit Japan Publishing Business

Due to a change in strategy designed to focus resources and efforts on sales of the All Access Pass in Japan, and declining sales and profitability of the publishing business, we decided to exit the publishing business in Japan.  As a result of this determination, we wrote off the majority of our book inventory located in Japan for $2.1 million, which was recorded as a component of cost of sales in the accompanying consolidated statements of operations for fiscal 2017.

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
$1,482

At each of August 31, 2019, and August 31, 2018, we had accrued office closure costs totaling $0.1 million, which are included as components of accrued liabilities on the accompanying consolidated balance sheets.  All of the severance costs associated with this restructuring plan were paid as of August 31, 2017.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $2.2 million, $2.1 million, and $1.9 million during the fiscal years ended August 31, 2019, 2018, and 2017.  We do not sponsor or participate in any defined-benefit pension plans.

Non-Qualified Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2019 and 2018, the cost basis of the shares of our common stock held by the rabbi trust was $0.2 million.  Shares of our common stock held in the rabbi trust are included as components of treasury stock on the accompanying consolidated balance sheets.

15.	INCOME TAXES

Our benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
Current:
Federal	$93	$29	$69
State	(14)	210	(71)
Foreign	(2,745)	(2,947)	(2,320)
	(2,666)	(2,708)	(2,322)

Deferred:
Federal	3,112	1,426	(1,227)
State	102	(314)	(17)
Foreign	(120)	(281)	468
Operating loss carryforward	(1,625)	2,636	6,964
Adjustment for changes in U.S.
income tax rates	-	1,654	-
Valuation allowance	(418)	(2,780)	(129)
	1,051	2,341	6,059
	$(1,615)	$(367)	$3,737

The allocation of our total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
Net income (loss)	$(1,615)	$(367)	$3,737
Other comprehensive income	(5)	(75)	37
	$(1,620)	$(442)	$3,774

Income (loss) before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
United States	$(1,910)	$(8,960)	$(10,126)
Foreign	2,502	3,440	(783)
	$592	$(5,520)	$(10,909)

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2019	2018	2017
Federal statutory income tax rate	(21.0)%	25.7%	35.0%
State income taxes, net of federal effect	(5.4)	2.6	2.3
Effect of change in U.S. federal tax rate	-	30.0	-
Valuation allowance	(70.8)	(50.4)	(1.2)
Foreign jurisdictions tax differential	(72.8)	(6.8)	(1.9)
Tax differential on income subject to both U.S. and foreign taxes	(64.7)	2.3	0.4
Uncertain tax positions	34.0	(5.1)	4.4
Non-deductible executive compensation	(8.8)	(2.7)	(1.6)
Non-deductible meals and entertainment	(52.9)	(8.9)	(2.2)
Payout of deferred compensation (NQDC)	0.3	4.4	-
Other	(10.7)	2.2	(0.9)
	(272.8)%	(6.7)%	34.3%

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

Since we have an August 31 fiscal year end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 25.7 percent for fiscal 2018 and 21 percent rate for fiscal 2019 and subsequent years.  Other provisions of the 2017 Tax Act became effective for us in fiscal 2019, including limitations on the deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI).  We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).

During fiscal 2019, we recorded income tax expense of $0.3 million under the GILTI provisions.  We also recorded $0.1 million of tax expense resulting from limitations added by the 2017 Tax Act on the deductibility of executive compensation.

In fiscal 2018, we recorded income tax benefits totaling $1.7 million, including a one-time income tax benefit of $0.9 million as of the date of enactment.  We recognized $0.8 million of the one-time benefit from re-measuring our net deferred tax liabilities at the reduced U.S. federal tax rate and $0.2 million of the benefit from other changes enacted by the 2017 Tax Act.  These benefits were partially offset by $0.1 million of expense from the deemed repatriation of accumulated earnings from our foreign subsidiaries.

On September 1, 2017, we adopted the provisions of ASU 2016-09, which requires that the benefits of deductions resulting from stock-based compensation in excess of the corresponding book expense be recorded as a component of our income tax provision or benefit for the period, instead of being recorded to additional paid-in capital.  We recorded income tax expense of $0.1 million in fiscal 2019 and an immaterial amount of income tax expense in fiscal 2018 for stock-based compensation deductions that were less than the corresponding book expense.  We recorded $0.2 million to paid-in capital in fiscal 2017 for excess tax deductions.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$7,516	$9,039
Foreign income tax credit
carryforward	8,140	6,562
Sale and financing of corporate
headquarters	4,431	4,919
Stock-based compensation	1,973	1,174
Bonus and other accruals	1,622	1,511
Inventory and bad debt reserves	1,376	1,046
Deferred revenue	829	236
Other	264	323
Total deferred income tax assets	26,151	24,810
Less: valuation allowance	(3,815)	(3,397)
Net deferred income tax assets	22,336	21,413

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,424)	(5,427)
Intangibles step-ups – finite lived	(3,406)	(4,103)
Intangible asset impairment and
amortization	(2,906)	(3,023)
Property and equipment depreciation	(2,880)	(3,518)
Deferred commissions	(2,056)	(1,596)
Unremitted earnings of foreign
subsidiaries	(456)	(380)
Other	(343)	(354)
Total deferred income tax liabilities	(17,471)	(18,401)
Net deferred income taxes	$4,865	$3,012

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2019	2018
Long-term assets	$5,045	$3,222
Long-term liabilities	(180)	(210)
Net deferred income tax asset	$4,865	$3,012

As of August 31, 2016, we had utilized all of our U.S. federal net operating loss carryforwards.  However, we incurred a federal net operating loss of $16.4 million in fiscal 2017 and acquired a federal net operating loss carryforward of $7.7 million in connection with the purchase of the stock of Jhana Education (Note 3) in fiscal 2017.  During fiscal 2018, we incurred a federal net operating loss of $9.7 million ($10.5 million after return to provision adjustments).  We utilized $8.6 million of our U.S. federal net operating loss carryforward during fiscal 2019.  Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2019 (in thousands):

			Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
December 31, 2012	2031	$243	$-	$(243)	$-
December 31, 2013	2032	553	-	(553)	-
December 31, 2014	2033	1,285	-	(1,019)	266
December 31, 2015	2034	1,491	-	-	1,491
December 31, 2016	2035	3,052	-	-	3,052
July 15, 2017
Acquired NOL	2036	1,117	-	-	1,117
		7,741	-	(1,815)	5,926
August 31, 2017	2037	16,361	-	(6,834)	9,527
August 31, 2018	No expiration	10,506	-	-	10,506
		$34,608	$-	$(8,649)	$25,959

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2019 and August 31, 2029.  The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively.  The state net operating loss carryforwards acquired through the purchase of Jhana Education stock expire between August 31, 2031 and August 31, 2036.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2019 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2019	Forward
2011	2021	$3,445	$(414)	$-	$3,031
2012	2022	2,563	(2,563)	-	-
2013	2023	2,815	(2,815)	-	-
2014	2024	1,378	(1,378)	-	-
2015	2025	1,422	(1,422)	-	-
2016	2026	1,569	(1,569)	-	-
2017	2027	1,804	-	-	1,804
2018	2028	1,727	-	-	1,727
2019	2029	1,578	-	-	1,578
		$18,301	$(10,161)	$-	$8,140

In fiscal 2018, we established a valuation allowance of $3.0 million against our foreign tax credit carryforward from fiscal 2011, after concluding it is more likely than not that the carryforward will expire unused at the end of fiscal 2021.  Our emphasis of the All Access Pass has generated, and will likely continue to generate, substantial amounts of deferred revenue for both book and tax purposes.  This situation has produced U.S. domestic pre-tax losses for the past three fiscal years and a more-likely-than-not presumption that insufficient taxable income will be available to realize the fiscal 2011 foreign tax carryforward, which expires at the end of fiscal 2021.

During a prior year, we determined it was more likely than not that deferred tax assets of a foreign subsidiary would not be realized.  Accordingly, we recorded a $0.3 million valuation allowance against these deferred tax assets.  During fiscal 2017, we increased this valuation allowance by $0.1 million to $0.4 million, which reduced our income tax benefit for the year by $0.1 million.  During fiscal 2018, we reduced this valuation allowance by $0.2 million, which increased our income tax benefit for the year by $0.2 million.  During fiscal 2019, we concluded that it was more likely than not that the subsidiary’s future taxable income would be sufficient to utilize the remaining deferred income tax assets, so we reversed the balance of the valuation allowance, which resulted in an income tax benefit of $0.2 million.

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

During fiscal 2019, we determined that it was more likely than not that deferred income tax assets of certain foreign subsidiaries would not be realized.  Accordingly, we recorded a $0.7 million valuation allowance against these deferred income tax assets.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets, except for the assets subject to valuation allowances.  We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2019.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
Beginning balance	$2,111	$2,359	$3,024
Additions based on tax positions
related to the current year	157	27	10
Additions for tax positions in
prior years	7	367	85
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(370)	(253)	(634)
Other reductions for tax positions of
prior years	(10)	(389)	(126)
Ending balance	$1,895	$2,111	$2,359

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million at August 31, 2019, and $1.8 million at August 31, 2018.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2019 is $1.7 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased or decreased our income tax expense by an insignificant amount in each of fiscal 2019, fiscal 2018 and fiscal 2017.  The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets at each of August 31, 2019 and 2018 was $0.2 million.

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

2012-2019	Canada and Australia
2013-2019	Japan
2014-2019	Germany, Switzerland, and Austria
2015-2019	United Kingdom
2015-2019	United States – state and local income tax
2016-2019	United States – federal income tax
2016-2019	China
2017-2019	Singapore

16.	EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2019	2018	2017
Numerator for basic and
diluted earnings per share:
Net loss	$(1,023)	$(5,887)	$(7,172)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,948	13,849	13,819
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-
Diluted weighted average shares
outstanding	13,948	13,849	13,819

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.07)	$(0.43)	$(0.52)

Since we incurred a net loss for the fiscal year ended August 31, 2019, no potentially dilutive securities were included in the calculation of our loss per share because the inclusion of these securities would be antidilutive.  The number of dilutive securities that would have been included at August 31, 2019 was approximately 0.2 million shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect on our future EPS calculations if our financial results reach specified targets (Note 12).

17.	SEGMENT INFORMATION

Reportable Segments

Our sales are primarily comprised of training and consulting services and our internal reporting structure is comprised of three reportable operating segments and a corporate services group.  Our internal reporting structure and reportable segments are organized primarily around the client channels which produce the Company’s revenues.  The following is a brief description of our reportable segments:

•
Direct Offices – This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, and Germany, Switzerland, and Austria; our governmental sales channel; and our public program operations.

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

We have determined that the Company’s chief operating decision maker continues to be the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, contract termination costs, restructuring charges, depreciation expense, amortization expense, and certain other items such as adjustments for changes in the fair value of contingent consideration liabilities from business acquisitions.

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

All prior period segment information has been revised to conform to our current organizational structure, assigned responsibilities, and primary internal reports.  We account for our segment information on the same basis as the accompanying consolidated financial statements (in thousands).

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2019	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$157,754	$116,755	$19,455
International licensees	12,896	10,231	6,072
	170,650	126,986	25,527
Education Division	48,880	30,373	3,553
Corporate and eliminations	5,826	1,955	(8,474)
Consolidated	$225,356	$159,314	$20,606

Fiscal Year Ended
August 31, 2018
Enterprise Division:
Direct offices	$145,890	$108,140	$13,254
International licensees	13,226	10,031	5,081
	159,116	118,171	18,335
Education Division	45,272	28,654	2,710
Corporate and eliminations	5,370	1,464	(9,167)
Consolidated	$209,758	$148,289	$11,878

Fiscal Year Ended
August 31, 2017
Enterprise Division:
Direct offices	$122,309	$81,700	$4,242
International licensees	13,571	10,483	6,415
	135,880	92,183	10,657
Education Division	44,122	27,916	7,195
Corporate and eliminations	5,254	2,568	(10,153)
Consolidated	$185,256	$122,667	$7,699

A reconciliation of Adjusted EBITDA to consolidated net loss is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
Segment Adjusted EBITDA	$29,080	$21,045	$17,852
Corporate expenses	(8,474)	(9,167)	(10,153)
Consolidated Adjusted EBITDA	20,606	11,878	7,699
Stock-based compensation	(4,789)	(2,846)	(3,658)
Reduction (increase) in
contingent consideration liabilities	(1,334)	(1,014)	1,936
Costs to exit Japan publishing business	-	-	(2,107)
Contract termination costs	-	-	(1,500)
Restructuring costs	-	-	(1,482)
ERP system implementation costs	-	(855)	(1,404)
Licensee transition costs	(488)	-	(505)
Business acquisition costs	-	-	(442)
Depreciation	(6,364)	(5,161)	(3,879)
Amortization	(4,976)	(5,368)	(3,538)
Income (loss) from operations	2,655	(3,366)	(8,880)
Interest income	37	104	223
Interest expense	(2,358)	(2,676)	(2,408)
Accretion of discount on related
party receivable	258	418	156
Income (loss) before income taxes	592	(5,520)	(10,909)
Benefit (provision) for income taxes	(1,615)	(367)	3,737
Net loss	$(1,023)	$(5,887)	$(7,172)

Disaggregated Revenue

Our revenues are derived primarily from the United States.  However, we also operate wholly owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2019	2018	2017
United States	$166,696	$151,022	$136,206
Japan	14,227	15,670	14,482
China	13,586	14,176	11,552
United Kingdom	7,763	7,411	4,754
Canada	5,424	4,722	4,372
Australia	3,690	4,148	2,704
Western Europe	3,211	2,016	1,679
Thailand	1,340	1,219	1,147
Brazil	1,141	1,285	1,423
Middle East	951	840	723
Singapore	877	865	722
Mexico/Central America	842	872	751
Denmark/Scandinavia	710	752	775
India	707	647	701
Indonesia	696	715	614
Central/Eastern Europe	637	757	638
The Philippines	401	353	324
Malaysia	356	338	364
Others	2,101	1,950	1,325
	$225,356	$209,758	$185,256

The following table presents our revenue disaggregated by our significant revenue generating activities.  Sales of services and products include training and consulting services and related products such as training manuals.  Subscription sales include revenues from our subscription services such as the All Access Pass and Leader in Me membership.  We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements.  Leases and other revenue is primarily comprised of lease revenues from sub-leases for space at our corporate headquarters campus and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2019	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$102,557	$52,536	$2,661	$-	$157,754
International licensees	2,439	-	10,457	-	12,896
	104,996	52,536	13,118	-	170,650
Education Division	23,779	22,151	2,950	-	48,880
Corporate and eliminations	-	-	-	5,826	5,826
Consolidated	$128,775	$74,687	$16,068	$5,826	$225,356

Fiscal Year Ended
August 31, 2018
Enterprise Division:
Direct offices	$100,730	$42,465	$2,695	$-	$145,890
International licensees	2,484	-	10,742	-	13,226
	103,214	42,465	13,437	-	159,116
Education Division	26,061	15,587	3,624	-	45,272
Corporate and eliminations	-	-	-	5,370	5,370
Consolidated	$129,275	$58,052	$17,061	$5,370	$209,758

Fiscal Year Ended
August 31, 2017
Enterprise Division:
Direct offices	$99,616	$20,452	$2,241	$-	$122,309
International licensees	2,938	-	10,633	-	13,571
	102,554	20,452	12,874	-	135,880
Education Division	31,017	10,440	2,665	-	44,122
Corporate and eliminations	-	-	-	5,254	5,254
Consolidated	$133,571	$30,892	$15,539	$5,254	$185,256

Other Geographic Information

At August 31, 2019, we had wholly owned direct offices in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria.  Our long-lived assets, excluding intangible assets, goodwill, and the long-term portion of the related party receivable were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2019	2018
United States/Canada	$31,129	$34,237
Japan	1,456	1,450
China	441	581
Singapore	370	315
United Kingdom	207	276
Australia	164	250
Germany, Switzerland, and Austria	10	-
	$33,777	$37,109

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

18.	RELATED PARTY TRANSACTIONS

Knowledge Capital Investment Group

At each of August 31, 2019 and 2018, Knowledge Capital Investment Group (Knowledge Capital) held 2.8 million shares of our common stock.  Two members of our Board of Directors, including our CEO, have an equity interest in Knowledge Capital.

FC Organizational Products

We own a 19.5 percent interest in FC Organizational Products, LLC, an entity that purchased substantially all of our consumer solution business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  On the date of the sale closing, we invested approximately $1.8 million to purchase a 19.5 percent voting interest in FCOP, and made a $1.0 million priority capital contribution with a 10 percent return.  At the time of the transaction, we determined that FCOP was not a variable interest entity.

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated statements of operations because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2019.

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

AUGUST 31,	2019	2018
Other current assets	$999	$1,123
Other long-term assets	-	411
	$999	$1,534

During the past few years, we received larger payments from FCOP on our receivables than previously anticipated.  Based on the payments received during fiscal 2019 and amounts expected to be received during fiscal 2020, all remaining receivables from FCOP at August 31, 2019 are now classified as current assets.  Accordingly, we accelerated the accretion of the remaining discount on these receivables during fiscal 2019, which totaled $0.2 million.  The amounts receivable from FCOP at August 31, 2018 are presented net of a $0.3 million discount.

On November 4, 2019, FCOP sold substantially all of its assets to Franklin Planner Corporation (FPC), a new unrelated entity.  FPC is expected to continue FCOP’s business of selling planners and other related consumer products.  In connection with this transaction, we exchanged approximately $3.2 million of receivables, including $2.6 million of cash used by the Company to purchase FCOP’s bank debt on the transaction date, for an amended 30-year license agreement.  The amended license agreement grants the right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year.  FPC assumed the amended master license agreement from FCOP upon the purchase of FCOP assets.

CoveyLink Acquisition and Contractual Payments

During fiscal 2009, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license for intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.7 million, $1.8 million, and $1.5 million during the fiscal years ended August 31, 2019, 2018, and 2017.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations.  We expensed $1.2 million, $0.9 million, and $1.2 million for payment on these presentations during the fiscal years ended August 31, 2019, 2018 and 2017.  We had $0.6 million and $0.7 million accrued for these royalties and speaking fees at August 31, 2019 and 2018, respectively, which were included as components of accrued liabilities on our consolidated balance sheets.

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

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2019, 2018, and 2017, we expensed $0.1 million, $0.2 million, and $0.2 million for these royalties, and we had $0.1 million accrued at each of August 31, 2019 and 2018 as payable under the terms of these arrangements.  These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings.  During fiscal 2019, we paid $0.8 million to this company for services provided.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2020.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this report on Form 10-K.

The Board of Directors has determined that one of the Audit Committee members, Mr. Michael Fung, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has also determined that Mr. Fung is an “independent director” as defined by the NYSE.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights		[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	1,347	(1)(2)	$11.67	1,565	(3)(4)

(1)	Excludes 28,525 shares of unvested (restricted) stock awards that are subject to forfeiture.

(2)
Amount includes 778,605 performance share awards that may be awarded under the terms of various long-term incentive plans.  The number of shares eventually awarded to participants through our long-term incentive plans is variable and based upon the achievement of specified financial goals.  For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants.  The actual number of shares issued to participants therefore, may be less than the amount disclosed.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards or restricted stock units.  For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is comprised of the remaining shares authorized under our 2019 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan.  The number of performance-based plan shares expected to be awarded at August 31, 2019 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2019, we had approximately 903,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2019, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2019 and 2018

Consolidated Statements of Operations and Statements of Comprehensive Loss for the fiscal years ended August 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2019, 2018, and 2017

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(8)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(9)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(15)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.5	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)
10.6	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(10)
10.7	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(10)
10.8	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(10)
10.9	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)
10.10	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(11)
10.11	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(11)
10.12*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(12)
10.13	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(13)
10.14	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(13)

10.15	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(13)
10.16	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(14)
10.17	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(16)
10.18	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(17)
10.19*	Form of Change in Control Severance Agreement	(18)
10.20	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(19)
10.21	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(20)
10.22*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(21)
10.23	Fourth Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(22)
10.24	Fifth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016	(23)
10.25	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A., for $15 million term loan, dated May 24, 2016	(23)
10.26	Sixth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated February 28, 2017	(24)
10.27	Seventh Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 31, 2017	(25)
10.28	Eighth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(26)
10.29	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(26)
10.30*	Franklin Covey Co. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A in the Company’s Proxy Statement (File No. 001-11107) filed with the Securities and Exchange Commission on December 22, 2017)	(27)

10.31	Ninth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 17, 2018	(28)
10.32*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(29)
10.32	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(30)
10.33	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(30)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(9)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(11)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(12)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(15)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(16)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**

(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**
(21)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 2, 2015.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on May 24, 2016.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 3, 2017.**
(25)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 1, 2017.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 29, 2017.**
(27)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**
(28)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 20, 2018.**
(29)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**
(30)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2019.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2019
Robert A. Whitman
/s/ Anne Chow	Director	November 14, 2019
Anne Chow
/s/ Clayton M. Christensen	Director	November 14, 2019
Clayton M. Christensen
/s/ Michael Fung	Director	November 14, 2019
Michael Fung
/s/ Dennis G. Heiner	Director	November 14, 2019
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2019
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2019
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2019
E. Kay Stepp
/s/ Derek van Bever	Director	November 14, 2019
Derek van Bever
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2019
Stephen D. Young