Form 10-K/A
period 2019-08-31
FRANKLIN COVEY CO
filed 2019-12-02
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

2200 West Parkway Boulevard

Salt Lake City, Utah 84119-2331

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (801) 817-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.05 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of February 28, 2019, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $175.4 million, which was based upon the closing price of $26.02 per share as reported by the New York Stock Exchange.

As of October 31, 2019, the Registrant had 13,982,356 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 24, 2020, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed on November 14, 2019 (the “Original 10-K”), of Franklin Covey Co., a Utah corporation (the “Company” or “we”). We are filing this Amendment to include, as Exhibit 4.6, a description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. This Amendment does not reflect events occurring after the filing of the Original 10-K or otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

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

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith

2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(8)

2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(9)

3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)

3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)

3.3	Amended and Restated Bylaws of Franklin Covey Co.	(15)

4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share P	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)

4.3	Registration Rights Agreement, dated June 2, 1999	(3)

4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)

4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)

4.6	Description of Securities Registered Under Section 12 of the Exchange Act		««

10.1*	Forms of Nonstatutory Stock Options P	(1)

10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)

10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)

10.4	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)

10.5	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)

10.6	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(10)

10.7	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(10)

10.8	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(10)

10.9	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)

10.10	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(11)

10.11	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(11)

10.12*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(12)

10.13	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(13)

10.14	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(13)

10.15	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(13)

10.16	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(14)

10.17	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(16)

10.18	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(17)

10.19*	Form of Change in Control Severance Agreement	(18)

10.20	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(19)

10.21	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(20)

10.22*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(21)

10.23	Fourth Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(22)

10.24	Fifth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016	(23)

10.25	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A., for $15 million term loan, dated May 24, 2016	(23)

10.26	Sixth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated February 28, 2017	(24)

10.27	Seventh Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 31, 2017	(25)

10.28	Eighth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(26)

10.29	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 29, 2017	(26)

10.30*	Franklin Covey Co. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A in the Company’s Proxy Statement (File No. 001-11107) filed with the Securities and Exchange Commission on December 22, 2017)	(27)

10.31	Ninth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated August 17, 2018	(28)

10.32*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(29)

10.32	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(30)

10.33	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(30)

21	Subsidiaries of the Registrant	(31)

23	Consent of Independent Registered Public Accounting Firm	(31)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		««

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		««

32	Section 1350 Certifications		««

101.INS	XBRL Instance Document	(31)

101.SCH	XBRL Taxonomy Extension Schema	(31)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(31)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(31)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(31)

101.PRE	XBRL Extension Presentation Linkbase	(31)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(9)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(11)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(12)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**

(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(15)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(16)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**
(21)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 2, 2015.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on May 24, 2016.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 3, 2017.**
(25)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 1, 2017.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 29, 2017.**
(27)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**
(28)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 20, 2018.**
(29)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**
(30)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**
(31)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2019.**

««	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2019.

FRANKLIN COVEY CO.

By:	/s/ Stephen D. Young
Stephen D. Young Chief Financial Officer and Chief Accounting Officer