Form 10-Q
period 2019-11-30
FRANKLIN COVEY CO
filed 2020-01-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,830,256 shares of Common Stock as of December 31, 2019

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 30,	August 31,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,761	$27,699
Accounts receivable, less allowance for doubtful accounts of $4,570 and $4,242	53,195	73,227
Inventories	3,155	3,481
Prepaid expenses and other current assets	14,092	14,933
Total current assets	103,203	119,340

Property and equipment, net	18,181	18,579
Intangible assets, net	46,519	47,690
Goodwill	24,220	24,220
Deferred income tax assets	5,158	5,045
Other long-term assets	14,010	10,039
	$211,291	$224,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,399	2,335
Accounts payable	6,970	9,668
Deferred subscription revenue	45,987	56,250
Other deferred revenue	6,674	5,972
Accrued liabilities	16,976	24,319
Total current liabilities	84,006	103,544

Term notes payable, less current portion	18,750	15,000
Financing obligation, less current portion	16,020	16,648
Other liabilities	8,800	7,527
Deferred income tax liabilities	180	180
Total liabilities	127,756	142,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	217,946	215,964
Retained earnings	58,859	59,403
Accumulated other comprehensive income	232	269
Treasury stock at cost, 13,078 shares and 13,087 shares	(194,855)	(194,975)
Total shareholders’ equity	83,535	82,014
	$211,291	$224,913

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2019	2018
	(unaudited)

Net sales	$58,613	$53,829
Cost of sales	16,584	17,046
Gross profit	42,029	36,783

Selling, general, and administrative	39,399	34,644
Depreciation	1,619	1,554
Amortization	1,170	1,238
Loss from operations	(159)	(653)

Interest income	5	28
Interest expense	(606)	(632)
Loss before income taxes	(760)	(1,257)
Income tax benefit (provision)	216	(100)
Net loss	$(544)	$(1,357)

Net loss per share:
Basic and diluted	$(0.04)	$(0.10)

Weighted average number of common shares:
Basic and diluted	13,982	13,917

COMPREHENSIVE LOSS
Net loss	$(544)	$(1,357)
Foreign currency translation adjustments,
net of income tax benefit
of $- and $11	(37)	(309)
Comprehensive loss	$(581)	$(1,666)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 30,	November 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(544)	$(1,357)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	2,789	2,792
Amortization of capitalized curriculum costs	1,029	1,431
Stock-based compensation expense	1,851	946
Deferred income taxes	(115)	(645)
Change in fair value of contingent consideration liabilities	91	24
Loss on disposal of assets	35	-
Changes in assets and liabilities:
Decrease in accounts receivable, net	20,090	16,096
Decrease in inventories	328	233
Decrease in prepaid expenses and other assets	656	847
Decrease in accounts payable and accrued liabilities	(9,333)	(5,098)
Decrease in deferred revenue	(9,006)	(7,586)
Increase (decrease) in income taxes payable/receivable	(1,029)	503
Decrease in other long-term liabilities	(6)	(52)
Net cash provided by operating activities	6,836	8,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,408)	(1,431)
Curriculum development costs	(458)	(689)
Purchase of note receivable from bank (Note 11)	(2,600)	-
Net cash used for investing activities	(4,466)	(2,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	22,684
Payments on line of credit borrowings	-	(25,513)
Proceeds from term notes payable financing	5,000	-
Principal payments on term notes payable	(1,250)	(1,563)
Principal payments on financing obligation	(564)	(505)
Purchases of common stock for treasury	(3)	(7)
Payment of contingent consideration liabilities	(782)	(217)
Proceeds from sales of common stock held in treasury	254	230
Net cash provided by (used for) financing activities	2,655	(4,891)
Effect of foreign currency exchange rates on cash and cash equivalents	37	(191)
Net increase in cash and cash equivalents	5,062	932
Cash and cash equivalents at the beginning of the period	27,699	10,153
Cash and cash equivalents at the end of the period	$32,761	$11,085

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$932	$242
Cash paid for interest	580	651

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$249	$447
Use of note receivable to modify revenue contract (Note 11)	3,246	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			131			9	123
Purchase of treasury shares							(3)
Stock-based compensation			1,851
Cumulative translation
adjustments					(37)
Net loss				(544)
Balance at November 30, 2019	27,056	$1,353	$217,946	$58,859	$232	(13,078)	$(194,855)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – PRIOR FISCAL YEAR
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2018	27,056	$1,353	$211,280	$63,569	$341	(13,159)	$(196,043)
Issuance of common stock from
treasury			64			11	166
Purchases of common shares
for treasury							(7)
Stock-based compensation			946
Cumulative translation
adjustments					(309)
Cumulative effect of
accounting change				(3,143)
Net loss				(1,357)
Balance at November 30, 2018	27,056	$1,353	$212,290	$59,069	$32	(13,148)	$(195,884)

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

•
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

•
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: subscription offerings, which includes the All Access Pass (available in multiple languages), the Leader in Me membership, and other subscription offerings; intellectual property licenses; on-site training; training led through certified facilitators; on-line learning; and organization-wide transformational processes, including consulting and coaching services.

•
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector and in governmental organizations; wholly-owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria; and we contract with licensee partners who deliver our content and provide related services in over 140 other countries and territories around the world.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2019.

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

The results of operations for the quarter ended November 30, 2019 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2020, or for any future periods.

Accounting Pronouncements Issued and Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC) Topic 840, Leases.  The new guidance requires lessees to recognize a lease liability and corresponding right-of-use asset for all leases greater than 12 months.  Recognition, measurement, and presentation of expenses depends upon whether the lease is classified as a finance or operating lease.  We adopted the new lease guidance prospectively on September 1, 2019.  As part of the adoption of ASU 2016-02, we elected to apply the package of practical expedients, which allows us to not reassess prior conclusions related to lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for our leases.  On September 1, 2019, the adoption of ASU 2016-02 resulted in the recognition of $1.5 million of lease liabilities and right-of-use assets on our condensed consolidated balance sheets for operating leases.  For lessors, accounting for leases is substantially the same as in prior periods and there was no impact from the adoption of ASU 2016-02 for those leases where we are the lessor.  Refer to Note 6, Leases for further information regarding our leasing activity.

The lease for our corporate campus is currently accounted for as a financing obligation and related building asset on our consolidated balance sheets, as the contract represented a failed sale-leaseback under previous leasing guidance.  In transition to Topic 842, we reassessed whether the previously failed sale-leaseback met the sale criteria under the new leasing standard.  Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we will continue to account for the corporate campus lease as a finance obligation on our consolidated balance sheet in future periods.

Accounting Pronouncements Issued Not Yet Adopted

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This accounting standard changes the methodology for measuring credit losses on financial instruments, including trade accounts receivable, and the timing of when such losses are recorded.  ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) which deferred the adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  We are currently evaluating the impact of ASU No. 2016-13 on our financial position, results of operations, and liquidity.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2019	2019
Finished goods	$3,108	$3,434
Raw materials	47	47
	$3,155	$3,481

NOTE 3 – TERM LOANS PAYABLE

Pursuant to the credit agreement we obtained in August 2019 (the 2019 Credit Agreement), we have the ability to borrow up to $25.0 million in term loans.  At August 31, 2019, we had borrowed $20.0 million of the available term loan amount.  During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.  The additional $5.0 million term loan has the same terms and conditions as the previous term loan and does not change our quarterly principal payments.  However, the maturity date of the term loans is extended for an additional year.  At November 30, 2019, our future principal payments on the term loans are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
2020	$3,750
2021	5,000
2022	5,000
2023	5,000
2024	5,000
$23,750

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2019, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The fair value of the contingent consideration liabilities from the acquisitions of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the quarter ended November 30, 2019 (in thousands):

	Balance at	Change in		Balance at
	August 31, 2019	Fair Value	Payments	November 30, 2019
RGP Acquisition	$1,761	$(7)	$(500)	$1,254
Jhana Acquisition	3,468	98	(282)	3,284
	$5,229	$91	$(782)	$4,538

At November 30, 2019, we estimated the fair value of the contingent liabilities from both the RGP and Jhana acquisitions through the use of Monte Carlo simulations.  Based on expected payments, approximately $1.0 million of the Jhana and $0.5 million of the RGP contingent consideration liabilities were recorded as components of accrued liabilities on our condensed consolidated balance sheet at November 30, 2019.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 5 – REVENUE

Contract Balances

Our deferred revenue totaled $56.9 million at November 30, 2019 and $65.8 million at August 31, 2019, of which $4.2 million and $3.6 million were classified as components of other long-term liabilities at November 30, 2019, and August 31, 2019, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $48.7 million at November 30, 2019 and $58.2 million at August 31, 2019.  During the quarter ended November 30, 2019, we recognized $21.1 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  ASC Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At November 30, 2019, we had $82.7 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.  The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 10, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 6 – LEASES

Lease Expense

In the normal course of business, we rent office space, primarily for international sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  All of these leases are classified as operating leases.  Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term.  Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  For operating leases, expense is recognized on a straight-line basis over the lease term.  We do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term.  At November 30, 2019, we had operating leases with remaining terms ranging from less than one year to approximately six years.  The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

		November 30,
	Balance Sheet Caption	2019
Assets:
Operating lease right of use assets	Other long-term assets	$1,481

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	780
Long-Term:
Operating lease liabilities	Other long-term liabilities	701
		$1,481

Weighted Average Remaining Lease Term:
Operating leases (years)		3.0

Weighted Average Discount Rate:
Operating leases		4.2%

During each of the quarters ended November 30, 2019 and November 30, 2018, we recognized $0.4 million of lease expense associated with operating leases, which is reported in selling, general, and administrative expense.

The approximate future minimum lease payments under our operating leases at November 30, 2019, is as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$663
2021	479
2022	134
2023	117
2024	94
Thereafter	98
Total operating lease payments	1,585
Less imputed interest	(104)
Present value of operating lease liabilities	$1,481

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants.  These sublease agreements are accounted for as operating leases.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $35.1 million, which had a carrying value of $6.0 million at November 30, 2019.  The following future minimum lease payments due to us from our sublease agreements at November 30, 2019, are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$2,930
2021	2,341
2022	1,514
2023	1,514
2024	1,527
Thereafter	1,275
$11,101

Sublease revenue totaled $1.0 million during each of the quarters ended November 30, 2019 and November 30, 2018, and was included in net sales in the accompanying condensed consolidated statements of operations.

NOTE 7 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.  Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2019	2018
Long-term incentive awards	$1,636	$733
Restricted stock awards	175	175
Employee stock purchase plan	40	38
	$1,851	$946

During the quarter ended November 30, 2019, we issued 8,466 shares of our common stock under various stock-based compensation arrangements.  Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the first quarter of fiscal 2020, we withheld 88 shares of our common stock for taxes on stock-based compensation arrangements with a fair value of approximately $3,000.  The following is a description of the developments in our stock-based compensation plans during the quarter ended November 30, 2019.

Fiscal 2020 Long-Term Incentive Plan Award

On October 18, 2019, the Organization and Compensation Committee of the Board of Directors granted a new long-term incentive plan (LTIP) award to our executive officers and members of senior management.  The fiscal 2020 LTIP award is similar to the fiscal 2019 LTIP award and has three tranches, one of which has a time-based vesting condition and two of which have performance-based vesting conditions as described below:

•
Time-Based Award Shares – Twenty-five percent of the 2020 LTIP award shares vest to participants after three years of service.  The total number of shares that may be earned by participants after three years of service is 25,101 shares.  The number of shares awarded in this tranche is not variable and will not fluctuate based on financial measures.

•
Performance-Based Award Shares – The remaining two tranches of the 2020 LTIP award are based on fiscal 2022 qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and fiscal 2022 subscription service sales, respectively.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the levels of qualified Adjusted EBITDA and subscription service sales achieved.  The number of shares that may be earned for achieving 100 percent of the performance-based objectives totals 75,315 shares.  The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2020 LTIP totals 150,630 shares.

The fiscal 2020 LTIP has a three-year life and expires on August 31, 2022.

Compensation expense recognized during the quarter ended November 30, 2019, for long-term incentive plan awards in the table above includes expense related to awards granted in previous periods for which we believe the performance conditions are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter ended November 30, 2019, we issued 8,134 shares of our common stock to participants in the ESPP.

NOTE 8 – INCOME TAXES

For the quarter ended November 30, 2019, we computed income taxes by applying an estimated annual effective income tax rate to the consolidated pre-tax loss for the period, which was adjusted for discrete items arising during the quarter.  Based on this methodology, we recorded an income tax benefit of $0.2 million for the quarter ended November 30, 2019 on a pre-tax loss of $0.8 million, resulting in an effective tax benefit rate of 28.4 percent.  Our annual effective tax rate was increased by Global Intangible Low-Taxed Income (GILTI) tax expense, non-deductible expenses, and effective foreign tax rates which are significantly higher than the U.S. statutory rate.  Net operating loss carryforwards currently prevent us from utilizing foreign tax credits against our GILTI tax liability.  Unlike regular foreign tax credits, we permanently forego any unused foreign tax credits applicable to GILTI.

NOTE 9 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2019	2018
Numerator for basic and
diluted loss per share:
Net loss	$(544)	$(1,357)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,982	13,917
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-
Diluted weighted average
shares outstanding	13,982	13,917

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.04)	$(0.10)

Since we incurred a net loss for the quarter ended November 30, 2019, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards for the quarter ended November 30, 2019 would have been approximately 264,000 shares.

NOTE 10 – SEGMENT INFORMATION

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

•
Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp. (Note 11), and certain corporate administrative expenses.

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  Adjusted EBITDA is a non-GAAP financial measure.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as our net income or loss from excluding interest expense, income taxes, depreciation expense, amortization expense, stock-based compensation expense, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions.  The Company references this non-GAAP financial measure in its decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

Our operations are not capital intensive and we do not own any manufacturing facilities or equipment.  Accordingly, we do not allocate assets to the reportable segments for analysis purposes.  Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.  We periodically make minor changes to our reporting structure in the normal course of operations.  The segment information presented below reflects certain revisions to our reporting structure which occurred during the second quarter of fiscal 2019.  Prior period segment information has been revised to conform with our current segment reporting.

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2019	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$42,111	$31,411	$5,710
International licensees	3,721	3,120	2,035
	45,832	34,531	7,745
Education practice	11,082	6,657	(1,102)
Corporate and eliminations	1,699	841	(1,682)
Consolidated	$58,613	$42,029	$4,961

Quarter Ended
November 30, 2018

Enterprise Division:
Direct offices	$38,471	$27,070	$3,640
International licensees	3,677	2,862	1,629
	42,148	29,932	5,269
Education practice	10,347	6,393	(265)
Corporate and eliminations	1,334	458	(1,835)
Consolidated	$53,829	$36,783	$3,169

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2019	2018
Segment Adjusted EBITDA	$6,643	$5,004
Corporate expenses	(1,682)	(1,835)
Consolidated Adjusted EBITDA	4,961	3,169
Stock-based compensation expense	(1,851)	(946)
Increase in the fair value of contingent
consideration liabilities	(91)	(24)
Knowledge Capital wind-down costs	(389)	-
Licensee transition costs	-	(60)
Depreciation	(1,619)	(1,554)
Amortization	(1,170)	(1,238)
Loss from operations	(159)	(653)
Interest income	5	28
Interest expense	(606)	(632)
Loss before income taxes	(760)	(1,257)
Income tax benefit (provision)	216	(100)
Net loss	$(544)	$(1,357)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2019	2018

Americas	$44,036	$40,918
Asia Pacific	10,139	9,280
Europe/Middle East/Africa	4,438	3,631
	$58,613	$53,829

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2019	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$27,251	$14,288	$572	$-	$42,111
International licensees	590	-	3,131	-	3,721
	27,841	14,288	3,703	-	45,832
Education practice	3,585	6,818	679	-	11,082
Corporate and eliminations	-	-	379	1,320	1,699
Consolidated	$31,426	$21,106	$4,761	$1,320	$58,613

Quarter Ended
November 30, 2018

Enterprise Division:
Direct offices	$25,009	$12,675	$787	$-	$38,471
International licensees	872	-	2,805	-	3,677
	25,881	12,675	3,592	-	42,148
Education practice	3,917	5,713	717	-	10,347
Corporate and eliminations	-	-	-	1,334	1,334
Consolidated	$29,798	$18,388	$4,309	$1,334	$53,829

NOTE 11 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We owned a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solutions business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  On November 4, 2019, FCOP sold substantially all of its assets to Franklin Planner Corporation (FPC), a new unrelated entity, and FCOP was dissolved.  FPC is expected to continue FCOP’s business of selling planners and other related consumer products based on the license agreement which granted FCOP the exclusive rights described below.  In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement.  The $3.2 million included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date.  The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year.  We are also entitled to additional variable royalties if certain FPC financial metrics exceed specified levels.  FPC assumed the amended license agreement from FCOP upon the purchase of FCOP assets.  We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license and will reduce the royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.  During the quarter ended November 30, 2019, we recognized $0.4 million of royalty revenues from this amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, and do not have control over the day-to-day operations of FPC, which primarily consist of the sale of planning products and accessories.  We receive payment for royalties and rented space from FPC.  At November 30, 2019, we had $0.9 million receivable from FPC and at August 31, 2019, we had $1.0 million receivable from FCOP, each of which are recorded in current assets.  Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year.

NOTE 12 – SUBSEQUENT EVENT

In December 2019, Knowledge Capital Investment Group (Knowledge Capital), an investor which held 2.8 million shares of our common stock stemming from its initial investment in Franklin Covey over 20 years ago, wound up its operations and distributed its assets to investors.  On December 9, 2019, prior to the distribution of its assets to investors, we purchased 284,608 shares of our common stock from Knowledge Capital at $35.1361 per share, for an aggregate purchase price of approximately $10 million.  Our CEO and a member of our Board of Directors each owned a partnership interest in Knowledge Capital.  As of the date hereof, Knowledge Capital does not own any shares of our common stock.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2019.

RESULTS OF OPERATIONS

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

In our Education Division, we have launched our Leader in Me membership, which provides coaching, access to the Leader in Me online service, and authorizes use of Franklin Covey’s proprietary intellectual property.  The Leader in Me online service provides access to student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program.  We believe that the tools and resources available through the Leader in Me membership will provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

Our financial performance for the first quarter of fiscal 2020, which ended on November 30, 2019, set a solid foundation for continued growth and improved results over the prior year.  For the quarter ended November 30, 2019, our consolidated sales increased nine percent to $58.6 million compared with $53.8 million in the first quarter of fiscal 2019.  Sales growth in the first quarter of fiscal 2020 was broad based through both our Enterprise and Education Divisions.  Increased sales during the quarter led to increased gross profit and improved operating results when compared with the prior year.

For the quarter ended November 30, 2019, our reported subscription and subscription-related revenue grew 21 percent compared with the first quarter of fiscal 2019.  At November 30, 2019, we had $48.7 million of deferred subscription revenue on our balance sheet, an 18 percent, or $7.2 million, increase compared with deferred subscription revenue on our balance sheet at November 30, 2018.  At November 30, 2019, we had $34.0 million of unbilled deferred revenue compared with $24.4 million of unbilled deferred revenue at November 30, 2018.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

Our financial results for the quarter ended November 30, 2019 were influenced by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the first quarter of fiscal 2020:

•
Sales – Our consolidated net sales for the quarter ended November 30, 2019 increased nine percent, or $4.8 million, to $58.6 million, compared with the first quarter of fiscal 2019.  Sales increased nine percent in the Enterprise Division, increased seven percent in the Education Division, and grew in nearly all of our delivery channels within the Divisions.  Our first quarter fiscal 2020 sales reflected increased subscription and subscription-related sales at both our domestic and international locations, increased facilitator sales, increased Education segment revenues, and increased sales from the acquisition of our Germany, Switzerland, and Austria licensee, which recognized $0.7 million of sales during the quarter ended November 30, 2019.

•
Cost of Sales/Gross Profit – Our cost of sales totaled $16.6 million for the quarter ended November 30, 2019, compared with $17.0 million in the first quarter of fiscal 2019.  Gross profit for the first quarter of fiscal 2020 increased 14 percent to $42.0 million compared with $36.8 million in the first quarter of fiscal 2019, and increased primarily due to increased sales.  Our consolidated gross margin increased to 71.7 percent of sales compared with 68.3 percent in the prior year, reflecting increased higher margin subscription revenues over the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended November 30, 2019 increased $4.8 million compared with the prior year, which was primarily due to increased selling, general, and administrative (SG&A) expenses.  Increased SG&A expenses were primarily related to increased investments in new sales and sales related personnel; increased commissions and bonuses on higher sales; a $0.9 million increase in non-cash stock-based compensation; the addition of personnel in Germany, Switzerland, and Austria, who were employed by a licensee during the first quarter of fiscal 2019; increased thought leadership and marketing expense; and costs we were required to pay that were associated with the wind-down of Knowledge Capital.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended November 30, 2019 improved to $(0.2) million compared with a loss of $(0.7) million in the first quarter of fiscal 2019.  Net loss for the first quarter of fiscal 2020 was $(0.5) million, or $(.04) per share, compared with a net loss of $(1.4) million, or $(.10) per share, in the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2019 Compared with the Quarter Ended November 30, 2018

Enterprise Division

Direct Offices Segment
The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, and our offices in Germany, Switzerland, and Austria (GSA) which were acquired in the second quarter of fiscal 2019; and other groups such as our government services office.  The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2019	Sales	2018	Sales	Change
Sales	$42,111	100.0	$38,471	100.0	$3,640
Cost of sales	10,700	25.4	11,401	29.6	(701)
Gross profit	31,411	74.6	27,070	70.4	4,341
SG&A expenses	25,701	61.0	23,430	60.9	2,271
Adjusted EBITDA	$5,710	13.6	$3,640	9.5	$2,070

Sales.  For the quarter ending November 30, 2019, our U.S./Canada sales grew $2.4 million and international direct office revenue grew $1.4 million compared with the prior year.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts and increased facilitator sales recognized during the quarter.  Sales increased at each of our international direct offices except for the United Kingdom office, which decreased $0.1 million against the first quarter of fiscal 2019.  We expect the United Kingdom office to resume a growth trajectory later in fiscal 2020.  The new GSA direct office also contributed $0.7 million of sales during the quarter.  Foreign exchange rates had an immaterial impact on Direct Office sales and operating results during the first quarter of fiscal 2020.

Gross Profit.  Gross profit increased due to increased sales in the quarter as previously described.  Direct Office gross margin increased primarily due to the mix of services and products sold during the quarter, including increased subscription and facilitator sales, which have higher gross margins than most of our other offerings.

SG&A Expense.  Direct Office operating expenses increased primarily due to new sales and sales related personnel, increased commissions on higher sales, and GSA expenses that totaled $0.5 million during the first quarter of fiscal 2020.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2019	Sales	2018	Sales	Change
Sales	$3,721	100.0	$3,677	100.0	$44
Cost of sales	601	16.2	815	22.2	(214)
Gross profit	3,120	83.8	2,862	77.8	258
SG&A expenses	1,085	29.2	1,233	33.5	(148)
Adjusted EBITDA	$2,035	54.7	$1,629	44.3	$406

Sales.  International licensee revenues are primarily comprised of royalty revenues.  During the quarter ended November 30, 2019, increased royalty revenues were partially offset by decreased revenues from new licenses sold and from decreased sales of materials (primarily kits) to the licensees during the quarter.  Royalty revenue increased by $0.3 million compared with the first quarter of fiscal 2019 as sales increased at certain licensees during the quarter.  Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the first quarter of fiscal 2020.

Gross Profit.  Gross profit improved due to increased royalty revenues during the quarter, which also significantly improved international licensee gross margin when compared with the prior year.

SG&A Expense.  International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in the third and fourth quarters of fiscal 2019.  We anticipate further improvements to the international licensee operating results throughout the remainder of fiscal 2020.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2019	Sales	2018	Sales	Change
Sales	$11,082	100.0	$10,347	100.0	$735
Cost of sales	4,425	39.9	3,954	38.2	471
Gross profit	6,657	60.1	6,393	61.8	264
SG&A expenses	7,759	70.0	6,658	64.3	1,101
Adjusted EBITDA	$(1,102)	(9.9)	$(265)	(2.6)	$(837)

Sales.  For the quarter ended November 30, 2019, our Education Division sales increased primarily due to increased subscription revenues and the addition of new schools.  Consistent with prior years, we continue to see increased demand for the Leader in Me program throughout the world.  As of November 30, 2019, the Leader in Me program is used in over 4,100 schools and in over 50 countries.

Gross Profit.  Education Division gross profit increased primarily due to increased sales as previously described.  Education segment gross margin was slightly lower than the prior year primarily due to increased costs associated with our symposium events and increased travel costs related to Leader in Me onsite training days, which are offered in connection with the Leader in Me subscription offering.

SG&A Expenses.  Education SG&A expense increased primarily due to investments in additional sales and sales-related personnel, and increased commissions and related costs on higher sales.

Other Expenses

Depreciation – Depreciation expense increased due to the acquisition of capital assets in fiscal 2019 and the first quarter of fiscal 2020.  Based on capital asset acquisition activity in prior periods, and expected capital additions during fiscal 2020, we expect depreciation expense will total approximately $6.7 million in fiscal 2020.

Income Taxes

Our effective income tax benefit rate for the quarter ended November 30, 2019 was 28.4 percent compared with a negative effective benefit rate of (8.0) percent in the first quarter of fiscal 2019.  For the quarter ended November 30, 2019, we applied an estimated annual effective income tax rate to the consolidated pre-tax loss for the period, adjusted for discrete items arising during the period. The annual effective tax rate was increased by Global Intangible Low-Taxed Income (GILTI) tax expense, non-deductible expenses, and effective foreign tax rates which are significantly higher than the U.S. statutory rate. The negative effective benefit rate in the first quarter of fiscal 2019 resulted primarily from the amplified impact of GILTI and disallowed meals and entertainment deductions over the relatively small amount of pre-tax loss for the quarter.

Although we paid $0.9 million in cash for income taxes during the quarter ended November 30, 2019, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash and cash equivalents at November 30, 2019, totaled $32.8 million, with $14.9 million available on our revolving line of credit facility.  Of our $32.8 million in cash at November 30, 2019, $8.8 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, contingent liability payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

Pursuant to the credit agreement we obtained in August 2019 (the 2019 Credit Agreement), we have the ability to borrow up to $25.0 million in term loans.  At August 31, 2019, we had borrowed $20.0 million of the available term loan amount.  During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.  The additional $5.0 million term loan has the same terms and conditions as the previous term loan and does not change our quarterly principal payments.  The additional term loan extended the maturity of our term loan obligation by one year.

We may use the proceeds from our 2019 Credit Agreement for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the agreement.  Our 2019 Credit Agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  The 2019 Credit Agreement also includes the following financial covenants: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.  We believe that we were in compliance with the financial covenants and other terms applicable to the 2019 Credit Agreement at November 30, 2019.

In addition to our term-loan obligation and available borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2019.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities during the quarter ended November 30, 2019 was $6.8 million compared with $8.1 million in the first quarter of fiscal 2019.  The decrease was primarily due to cash used to support changes in our working capital balances.  However, we continue to expect that our cash flows from operating activities for the full fiscal year ended August 31, 2020 will exceed cash flows provided by operating activities in fiscal 2019.  Our collection of accounts receivable remained strong during the first quarter of fiscal 2020 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first quarter of fiscal 2020 totaled $4.5 million.  The primary uses of cash for investing activities included the purchase of a note receivable from a bank used as consideration for an amended license agreement with FCOP (Note 11), purchases of property and equipment in the normal course of business, and additional investments in the development of our offerings.

In November 2019, we purchased $2.6 million of notes payable from a bank that were the obligation of FCOP.  We exchanged the receivable from FCOP to modify the term and royalty provisions of a long-term licensing agreement that is expected to increase our cash flows over the duration of the license agreement.  The licensing arrangement was assumed by Franklin Planner Corp., a new unrelated entity that purchased substantially all of the assets of FCOP in November 2019.

Our purchases of property and equipment, which totaled $1.4 million in the first quarter of fiscal 2020, consisted primarily of hardware, software, and leasehold improvements on leased office space.  We currently anticipate that our purchases of property and equipment will total approximately $6.0 million in fiscal 2020.

We spent $0.5 million during the first quarter of fiscal 2020 on the development of various offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2020.

Cash Flows From Financing Activities

During the quarter ended November 30, 2019, our cash provided by financing activities totaled $2.7 million.  As previously mentioned, in November 2019, we elected to obtain the remaining $5.0 million of term loan borrowing capacity associated with the 2019 Credit Agreement.  The proceeds from this term loan were partially offset by $1.8 million of cash used for principal payments on our term loans and the financing obligation on our corporate campus, and $0.8 million of cash used to pay contingent liabilities from previous business acquisitions.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  We did not purchase any shares of our common stock under this new repurchase plan during the quarter ended November 30, 2019.  Our uses of financing cash during the remainder of fiscal 2020 are expected to include purchases of common stock under the terms of our new Board approved purchase plan, required payments on our term loans and financing obligation, and contingent consideration payments from previous business acquisitions.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Subsequent to November 30, 2019, we purchased 284,608 shares of our common stock from Knowledge Capital for approximately $10 million (Note 12) prior to the distribution of Knowledge Capital assets to its investors.  This purchase of shares from Knowledge Capital was completed under a separate Board of Director authorization and will not be included in the November 15, 2019 authorized purchase plan.

Sources of Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2020 from current cash balances, future cash flows from operating activities, and available borrowings from our Credit Agreement.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  At November 30, 2019, we had $14.9 million of available borrowing capacity on our 2019 Credit Agreement, which consisted of available credit on our revolving credit facility (amount reduced by $0.1 million of open standby letters of credit).  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of rental payments resulting from the sale of our corporate campus (financing obligation); repayment of term loan obligations; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; minimum operating lease payments; and minimum payments for outsourced warehousing and distribution service charges.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2019.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Refer to the discussion of new accounting pronouncements as found in Note 1 to the financial statements as presented within this report.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2019.  Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, future training and consulting sales activity, expected sales and benefits from the All Access Pass, anticipated renewals of subscription offerings, the expected impact of new revenue recognition rules, the change in our business model associated with subscription offerings, the expected growth of our Education practice, potential growth opportunities associated with the acquisition of the GSA licensee, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2019, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2019, our other long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, and potential contingent consideration payments resulting from previous business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 3.9 percent at November 30, 2019.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one-percent increase in the effective interest rate on our term loans outstanding at November 30, 2019 would result in approximately $0.2 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2019.

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

PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2019 to September 30, 2019	-	$-	-	$13,174

October 1, 2019 to October 31, 2019	-	-	-	13,174

November 1, 2019 to November 30, 2019	-	-	-	40,000

Total Common Shares	-	$-	-

(1)
On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  Under the terms of the previously existing purchase plan, we purchased 1,539,828 shares of our common stock for $26.8 million.  We did not purchase any shares of our common stock under this new repurchase plan during the quarter ended November 30, 2019.

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

The table above excludes 88 shares of our common stock that were withheld for statutory taxes on shares distributed to a participant in our Non-Qualified Deferred Compensation plan during the quarter ended November 30, 2019.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $37.32 per share.

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

FRANKLIN COVEY CO.

Date:	January 9, 2020	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 9, 2020	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)