Form 10-Q
period 2020-02-29
FRANKLIN COVEY CO
filed 2020-04-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,869,729 shares of Common Stock as of March 31, 2020

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	February 29,	August 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,810	$27,699
Accounts receivable, less allowance for doubtful accounts of $4,076 and $4,242	48,722	73,227
Inventories	2,795	3,481
Prepaid expenses and other current assets	15,531	14,933
Total current assets	91,858	119,340

Property and equipment, net	18,368	18,579
Intangible assets, net	45,350	47,690
Goodwill	24,220	24,220
Deferred income tax assets	7,066	5,045
Other long-term assets	14,923	10,039
	$201,785	$224,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,465	2,335
Accounts payable	8,735	9,668
Deferred subscription revenue	46,746	56,250
Other deferred revenue	7,561	5,972
Accrued liabilities	18,717	24,319
Total current liabilities	89,224	103,544

Term notes payable, less current portion	17,500	15,000
Financing obligation, less current portion	15,379	16,648
Other liabilities	6,587	7,527
Deferred income tax liabilities	180	180
Total liabilities	128,870	142,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	216,045	215,964
Retained earnings	59,956	59,403
Accumulated other comprehensive income	322	269
Treasury stock at cost, 13,209 shares and 13,087 shares	(204,761)	(194,975)
Total shareholders’ equity	72,915	82,014
	$201,785	$224,913

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net sales	$53,745	$50,356	$112,357	$104,185
Cost of sales	15,079	14,990	31,662	32,037
Gross profit	38,666	35,366	80,695	72,148

Selling, general, and administrative	36,221	35,925	75,620	70,568
Depreciation	1,653	1,697	3,273	3,251
Amortization	1,170	1,300	2,340	2,538
Loss from operations	(378)	(3,556)	(538)	(4,209)

Interest income	13	9	18	22
Interest expense	(557)	(623)	(1,162)	(1,255)
Discount accretion on related party receivable	-	243	-	258
Loss before income taxes	(922)	(3,927)	(1,682)	(5,184)
Income tax benefit	2,019	410	2,235	310
Net income (loss)	$1,097	$(3,517)	$553	$(4,874)

Net income (loss) per share:
Basic and diluted	$0.08	$(0.25)	$0.04	$(0.35)

Weighted average number of common shares:
Basic	13,841	13,937	13,911	13,927
Diluted	13,990	13,937	14,118	13,927

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,097	$(3,517)	$553	$(4,874)
Foreign currency translation adjustments,
net of income tax provision
of $0, $(11), $0, and $0	90	438	53	129
Comprehensive income (loss)	$1,187	$(3,079)	$606	$(4,745)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 29,	February 28,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$553	$(4,874)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,613	5,789
Amortization of capitalized curriculum costs	2,029	2,856
Stock-based compensation expense	3,644	1,989
Deferred income taxes	(2,012)	(1,402)
Change in fair value of contingent consideration liabilities	(91)	76
Loss on disposal of assets	38	-
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	24,556	21,197
Decrease in inventories	681	402
Decrease (increase) in prepaid expenses and other assets	(180)	2,425
Decrease in accounts payable and accrued liabilities	(6,959)	(6,298)
Decrease in deferred revenue	(8,888)	(8,842)
Increase (decrease) in income taxes payable/receivable	(1,605)	214
Decrease in other long-term liabilities	(6)	(182)
Net cash provided by operating activities	17,373	13,350

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,516)	(2,195)
Curriculum development costs	(2,232)	(1,256)
Purchase of note receivable from bank (Note 12)	(2,600)	-
Acquisition of business, net of cash acquired	-	(32)
Net cash used for investing activities	(7,348)	(3,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	46,032
Payments on line of credit borrowings	-	(48,993)
Proceeds from term notes payable financing	5,000	-
Principal payments on term notes payable	(2,500)	(3,125)
Principal payments on financing obligation	(1,139)	(1,020)
Purchases of common stock for treasury	(13,833)	(12)
Payment of contingent consideration liabilities	(911)	(301)
Proceeds from sales of common stock held in treasury	484	444
Net cash used for financing activities	(12,899)	(6,975)
Effect of foreign currency exchange rates on cash and cash equivalents	(15)	63
Net increase (decrease) in cash and cash equivalents	(2,889)	2,955
Cash and cash equivalents at the beginning of the period	27,699	10,153
Cash and cash equivalents at the end of the period	$24,810	$13,108

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,381	$831
Cash paid for interest	1,144	1,276

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$985	$369
Use of notes receivable to modify revenue contract (Note 12)	3,246	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			131			9	123
Purchase of treasury shares							(3)
Stock-based compensation			1,851
Cumulative translation
adjustments					(37)
Net loss				(544)
Balance at November 30, 2019	27,056	1,353	217,946	58,859	232	(13,078)	(194,855)

Issuance of common stock from
treasury			(3,361)			241	3,591
Purchase of treasury shares						(393)	(13,830)
Stock-based compensation			1,793
Restricted stock award			(333)			21	333
Cumulative translation
adjustments					90
Net income				1,097
Balance at February 29, 2020	27,056	$1,353	$216,045	$59,956	$322	(13,209)	$(204,761)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – PRIOR FISCAL YEAR
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2018	27,056	$1,353	$211,280	$63,569	$341	(13,159)	$(196,043)
Issuance of common stock from
treasury			64			11	166
Purchases of common shares
for treasury							(7)
Stock-based compensation			946
Cumulative translation
adjustments					(309)
Cumulative effect of
accounting change				(3,143)
Net loss				(1,357)
Balance at November 30, 2018	27,056	1,353	212,290	59,069	32	(13,148)	(195,884)

Issuance of common stock from
treasury			53			11	162
Purchases of common shares
for treasury							(5)
Stock-based compensation			1,043
Restricted stock award			(426)			28	426
Cumulative translation
adjustments					438
Net loss				(3,517)
Balance at February 28, 2019	27,056	$1,353	$212,960	$55,552	$470	(13,109)	$(195,301)

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

The results of operations for the quarter ended February 29, 2020 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2020, or for any future periods.

Accounting Pronouncements Issued and Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC) Topic 840, Leases.  The new guidance requires lessees to recognize a lease liability and corresponding right-of-use asset for all leases greater than 12 months.  Recognition, measurement, and presentation of expenses depends upon whether the lease is classified as a finance or operating lease.  We adopted the new lease guidance prospectively on September 1, 2019.  As part of the adoption of ASU 2016-02, we elected to apply the package of practical expedients, which allows us to not reassess prior conclusions related to lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for our leases.  On September 1, 2019, the adoption of ASU 2016-02 resulted in the recognition of $1.5 million of lease liabilities and right-of-use assets on our condensed consolidated balance sheets for operating leases.  For lessors, accounting for leases is substantially the same as in prior periods and there was no impact from the adoption of ASU 2016-02 for those leases where we are the lessor.  Refer to Note 5, Leases for further information regarding our leasing activity.

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

Accounting Pronouncements Issued Not Yet Adopted

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This accounting standard changes the methodology for measuring credit losses on financial instruments, including trade accounts receivable, and the timing of when such losses are recorded.  ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  We expect to adopt the provisions of ASU No. 2016-13 on September 1, 2020 and are currently evaluating the impact of this guidance on our financial position, results of operations, and disclosures.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 29,	August 31,
	2020	2019
Finished goods	$2,775	$3,434
Raw materials	20	47
	$2,795	$3,481

NOTE 3 – TERM NOTES PAYABLE

Pursuant to the credit agreement we obtained in August 2019 (the 2019 Credit Agreement), we have the ability to borrow up to $25.0 million in term loans.  At August 31, 2019, we had borrowed $20.0 million of the available term loan amount.  During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.  The additional $5.0 million term loan has the same terms and conditions as the previous term loan and does not change the amount of our quarterly principal payments.  However, the maturity date of the term loans is extended for one year as a result of the additional payments.  At February 29, 2020, our future principal payments on the term loans are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
2020	$2,500
2021	5,000
2022	5,000
2023	5,000
2024	5,000
$22,500

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 29, 2020, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The fair value of the contingent consideration liabilities from the acquisitions of Jhana Education (Jhana) and Robert Gregory Partners (RGP) changed as follows during the quarter and two quarters ended February 29, 2020 (in thousands):

	Jhana	RGP	Total
Balance at August 31, 2019	$3,468	$1,761	$5,229
Change in fair value	98	(7)	91
Payments	(282)	(500)	(782)
Balance at November 30, 2019	3,284	1,254	4,538
Change in fair value	153	(335)	(182)
Payments	(129)	-	(129)
Balance at February 29, 2020	$3,308	$919	$4,227

At each quarterly reporting date, we estimate the fair value of the contingent liabilities from both the Jhana and RGP acquisitions through the use of Monte Carlo simulations.  Based on the timing of expected payments, $1.3 million of the Jhana and $0.5 million of the RGP contingent consideration liabilities were recorded as components of accrued liabilities on our condensed consolidated balance sheet at February 29, 2020.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 5 – LEASES

Lessee Obligations

In the normal course of business we rent office space, primarily for international sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  All of these leases are classified as operating leases.  Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term.  Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  For operating leases, expense is recognized on a straight-line basis over the lease term.  We do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term.  At February 29, 2020, we had operating leases with remaining terms ranging from less than one year to approximately six years.  The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet	February 29,
	Caption	2020
Assets:
Operating lease right of use assets	Other long-term assets	$1,662

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	921
Long-Term:
Operating lease liabilities	Other long-term liabilities	741
		$1,662

Weighted Average Remaining Lease Term:
Operating leases (years)		2.7

Weighted Average Discount Rate:
Operating leases		4.2%

During the quarter and two quarters ended February 29, 2020, lease expense totaled $0.4 million and $0.8 million, respectively.  For the quarter and two quarters ended February 28, 2019, lease expense also totaled $0.4 million and $0.8 million.  Operating lease expense is reported in selling, general, and administrative expense in our condensed consolidated statements of operations.

The approximate future minimum lease payments under our operating leases at February 29, 2020, is as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$541
2021	727
2022	202
2023	116
2024	93
Thereafter	98
Total operating lease payments	1,777
Less imputed interest	(115)
Present value of operating lease liabilities	$1,662

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants.  These sublease agreements are accounted for as operating leases.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $36.0 million, which had a carrying value of $6.6 million at February 29, 2020.  The following future minimum lease payments due to us from our sublease agreements at February 29, 2020, are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$1,955
2021	2,341
2022	1,514
2023	1,514
2024	1,527
Thereafter	1,275
$10,126

For the quarter and two quarters ended February 29, 2020, sublease revenue totaled $1.0 million and $1.9 million, respectively.  During the quarter and two quarters ended February 28, 2019, sublease revenue also totaled $1.0 million and $1.9 million.  Sublease revenues are included in net sales in the accompanying condensed consolidated statements of operations.

NOTE 6 – SHAREHOLDERS’ EQUITY

In December 2019, Knowledge Capital Investment Group (Knowledge Capital), an investor which held 2.8 million shares of our common stock stemming from its initial investment in Franklin Covey over 20 years ago, wound up its operations and distributed its assets to investors.  On December 9, 2019, prior to the distribution of its assets to investors, we purchased 284,608 shares of our common stock from Knowledge Capital at $35.1361 per share, for an aggregate purchase price of $10.1 million, including legal costs.  Our CEO and a member of our Board of Directors each owned a partnership interest in Knowledge Capital.  As of the date hereof, Knowledge Capital does not own any shares of our common stock.

NOTE 7 – REVENUE

Contract Balances

Our deferred revenue totaled $56.9 million at February 29, 2020 and $65.8 million at August 31, 2019, of which $2.6 million and $3.6 million were classified as components of other long-term liabilities at February 29, 2020, and August 31, 2019, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $48.0 million at February 29, 2020 and $58.2 million at August 31, 2019.  During the quarter and two quarters ended February 29, 2020, we recognized $21.4 million and $42.5 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  ASC Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At February 29, 2020, we had $82.7 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings, of which approximately 75 percent will be recognized over the next 12 months.  The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 11, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 8 – STOCK-BASED COMPENSATION

The cost of our stock-based compensation plans is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.  Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Long-term incentive awards	$1,566	$824	$3,201	$1,557
Restricted stock awards	175	175	350	350
Employee stock purchase plan	52	44	93	82
	$1,793	$1,043	$3,644	$1,989

During the two quarters ended February 29, 2020, we issued 270,531 shares of our common stock under various stock-based compensation arrangements.  Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the first two quarters of fiscal 2020, we withheld 103,117 shares of our common stock for taxes on stock-based compensation arrangements, which had a fair value of $3.6 million.  The following is a description of the developments in our stock-based compensation plans during the quarter and two quarters ended February 29, 2020.

Stock Options

During December 2019, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) exercised stock options.  Nearly all of the stock options exercised would have expired in January 2020.  The following information applies to our stock option activity during the two quarters ended February 29, 2020.

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2019	568,750	$11.67
Granted	-	-
Exercised	(350,000)	(11.73)
Forfeited	-	-

Outstanding at February 29, 2020	218,750	$11.57

Options vested and exercisable at
February 29, 2020	218,750	$11.57

The stock options were exercised on a net basis (no cash was paid to exercise the options) and we withheld 102,656 shares of our common stock with a fair value of $3.6 million for income taxes.  The intrinsic value of the exercised options totaled $8.0 million and we recognized an income tax benefit of $1.8 million (Note 9) during the quarter ended February 29, 2020.  The remaining stock options outstanding at February 29, 2020 expire in January 2021.

Fiscal 2020 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2020 award, each eligible director received a whole-share grant equal to $100,000 with a one-year vesting period.  Our restricted stock award activity during the two quarters ended February 29, 2020 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2019	28,525	$24.54
Granted	21,420	32.68
Forfeited	-	-
Vested	(28,525)	24.54
Restricted stock awards at
February 29, 2020	21,420	$32.68

At February 29, 2020, there was $0.6 million of unrecognized compensation expense remaining on the fiscal 2020 Board of Director restricted share award.

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

Compensation expense recognized during the quarter and two quarters ended February 29, 2020, for long-term incentive plan awards in the table above includes expense related to awards granted in previous periods for which we believe the performance conditions are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and two quarters ended February 29, 2020, we issued 7,293 shares and 15,427 shares of our common stock to participants in the ESPP.

NOTE 9 – INCOME TAXES

For the two quarters ended February 29, 2020, we recorded an income tax benefit of $2.2 million on a pre-tax loss of $1.7 million, which resulted in an effective tax benefit rate of approximately 133 percent for the first half of fiscal 2020.  We computed income taxes by applying an estimated annual effective income tax rate to the consolidated pre-tax loss for the period, adjusting for discrete items arising during the period, including the exercise of stock options during the second quarter of fiscal 2020 (Note 8).  The exercise of stock options during fiscal 2020 produced an income tax benefit of $1.8 million for the period.  Our annual effective rate was greater than our U.S. statutory rate, primarily due to non-deductible expenses and effective foreign tax rates which are significantly higher than the U.S. statutory rate.

NOTE 10 – INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Numerator for basic and
diluted loss per share:
Net income (loss)	$1,097	$(3,517)	$553	$(4,874)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,841	13,937	13,911	13,927
Effect of dilutive securities:
Stock options and other
stock-based awards	149	-	207	-
Diluted weighted average
shares outstanding	13,990	13,937	14,118	13,927

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$0.08	$(0.25)	$0.04	$(0.35)

NOTE 11 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services.  Our internal reporting and operating structure is currently organized around two divisions.  The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice.  Based on the applicable guidance, our operations are comprised of three reportable segments and a corporate services group.  The following is a brief description of our reportable segments:

•
Direct Offices – Our Direct Office segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance.  We have a variety of principle-based offerings that help build winning and profitable cultures.  This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria; our government services sales channel; and our public programs operations.

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

•
Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp. (Note 12), and certain corporate administrative functions.

We have determined that the Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  Adjusted EBITDA is a non-GAAP financial measure.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as our net income or loss excluding interest expense, income taxes, depreciation expense, amortization expense, stock-based compensation expense, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions.  We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 29, 2020	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$37,973	$28,702	$4,734
International licensees	2,691	2,237	1,384
	40,664	30,939	6,118
Education practice	10,893	6,460	(1,068)
Corporate and eliminations	2,188	1,267	(994)
Consolidated	$53,745	$38,666	$4,056

Quarter Ended
February 28, 2019

Enterprise Division:
Direct offices	$36,414	$27,294	$2,543
International licensees	2,906	2,221	1,218
	39,320	29,515	3,761
Education practice	9,698	5,429	(909)
Corporate and eliminations	1,338	422	(1,888)
Consolidated	$50,356	$35,366	$964

Two Quarters Ended
February 29, 2020

Enterprise Division:
Direct offices	$80,085	$60,113	$10,444
International licensees	6,411	5,357	3,419
	86,496	65,470	13,863
Education practice	21,974	13,117	(2,171)
Corporate and eliminations	3,887	2,108	(2,675)
Consolidated	$112,357	$80,695	$9,017

Two Quarters Ended
February 28, 2019

Enterprise Division:
Direct offices	$74,885	$54,364	$6,183
International licensees	6,583	5,084	2,846
	81,468	59,448	9,029
Education practice	20,044	11,822	(1,174)
Corporate and eliminations	2,673	878	(3,722)
Consolidated	$104,185	$72,148	$4,133

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$5,050	$2,852	$11,692	$7,855
Corporate expenses	(994)	(1,888)	(2,675)	(3,722)
Consolidated Adjusted EBITDA	4,056	964	9,017	4,133
Stock-based compensation expense	(1,793)	(1,043)	(3,644)	(1,989)
Decrease (increase) in the fair value of
contingent consideration liabilities	182	(52)	91	(76)
Knowledge Capital wind-down costs	-	-	(389)	-
Licensee transition costs	-	(428)	-	(488)
Depreciation	(1,653)	(1,697)	(3,273)	(3,251)
Amortization	(1,170)	(1,300)	(2,340)	(2,538)
Loss from operations	(378)	(3,556)	(538)	(4,209)
Interest income	13	9	18	22
Interest expense	(557)	(623)	(1,162)	(1,255)
Discount accretion on related
party receivable	-	243	-	258
Loss before income taxes	(922)	(3,927)	(1,682)	(5,184)
Income tax benefit	2,019	410	2,235	310
Net income (loss)	$1,097	$(3,517)	$553	$(4,874)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Americas	$42,721	$39,839	$86,756	$80,757
Asia Pacific	7,089	7,398	17,228	16,678
Europe/Middle East/Africa	3,935	3,119	8,373	6,750
	$53,745	$50,356	$112,357	$104,185

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 29, 2020	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$21,644	$15,172	$1,157	$-	$37,973
International licensees	410	-	2,281	-	2,691
	22,054	15,172	3,438	-	40,664
Education practice	2,950	6,192	1,751	-	10,893
Corporate and eliminations	-	-	935	1,253	2,188
Consolidated	$25,004	$21,364	$6,124	$1,253	$53,745

Quarter Ended
February 28, 2019

Enterprise Division:
Direct offices	$23,102	$12,416	$896	$-	$36,414
International licensees	517	-	2,389	-	2,906
	23,619	12,416	3,285	-	39,320
Education practice	2,583	5,368	1,747	-	9,698
Corporate and eliminations	-	-	-	1,338	1,338
Consolidated	$26,202	$17,784	$5,032	$1,338	$50,356

Two Quarters Ended
February 29, 2020

Enterprise Division:
Direct offices	$48,895	$29,461	$1,729	$-	$80,085
International licensees	1,000	-	5,411	-	6,411
	49,895	29,461	7,140	-	86,496
Education practice	6,535	13,010	2,429	-	21,974
Corporate and eliminations	-	-	1,314	2,573	3,887
Consolidated	$56,430	$42,471	$10,883	$2,573	$112,357

Two Quarters Ended
February 28, 2019

Enterprise Division:
Direct offices	$48,111	$25,091	$1,683	$-	$74,885
International licensees	1,389	-	5,194	-	6,583
	49,500	25,091	6,877	-	81,468
Education practice	6,501	11,080	2,463	-	20,044
Corporate and eliminations	-	-	-	2,673	2,673
Consolidated	$56,001	$36,171	$9,340	$2,673	$104,185

NOTE 12 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We owned a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solutions business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  On November 4, 2019, FCOP sold substantially all of its assets to Franklin Planner Corporation (FPC), a new unrelated entity, and FCOP was dissolved.  FPC is expected to continue FCOP’s business of selling planners and other related consumer products based on the license agreement which granted FCOP the exclusive rights described below.  In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement.  The $3.2 million included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date.  The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year.  We are also entitled to receive additional variable royalties if certain FPC financial metrics exceed specified levels.  FPC assumed the amended license agreement from FCOP upon the purchase of FCOP assets.  We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license and will reduce our royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.  During the quarter and two quarters ended February 29, 2020, we recognized $0.9 million and $1.3 million of net royalty revenues from the amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, and do not have control over the day-to-day operations of FPC, which primarily consist of the sale of planning products and accessories.  We receive payments for royalties and rented space from FPC.  At February 29, 2020, we had $0.9 million receivable from FPC and at August 31, 2019, we had $1.0 million receivable from FCOP, each of which are recorded in current assets.  Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year.  During the quarter ended February 29, 2020, we received $1.9 million of cash from FPC as payment for royalties and reimbursable operating costs.

NOTE 13 – SUBSEQUENT EVENTS

Effects of COVID-19 Pandemic

With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment.  Due to the rapidly changing business and education environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods.  However, we are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, and cash flows.

Revolving Line of Credit

Subsequent to February 29, 2020, we obtained $14.9 million of cash (the available proceeds) from our revolving line of credit.  These proceeds will be included in our reported cash balance for future periods until the amount is repaid.

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

Each of our subscription offerings allow clients to participate in training through a variety of delivery modalities, including on-line services and virtual training courses, which allow for presentation of our content to both clients and classrooms which are working remotely.  We believe that our investments in multiple high-quality offerings and content combined with multiple delivery modalities provide a learning environment that can be effectively tailored to both corporate and individual settings.

Our financial performance for the second quarter of fiscal 2020, which ended on February 29, 2020, continued the momentum and growth trajectory that began in the first quarter of fiscal 2020, despite the difficulties from the COVID-19 (or coronavirus) outbreak that significantly impacted our business at our Asian direct offices and at many of our licensee operations.  For the quarter ended February 29, 2020, our consolidated sales increased 7% to $53.7 million compared with $50.4 million in the second quarter of fiscal 2019.  Our second quarter sales growth was broad based through both our Enterprise and Education Divisions and was primarily attributable to increased subscription service revenues.  Increased sales for the second quarter led to increased gross profit and significantly improved operating results when compared with the prior year.

For the quarter ended February 29, 2020, our reported subscription and subscription-related revenue grew 24% compared with the second quarter of fiscal 2019.  At February 29, 2020, we had $48.0 million of deferred subscription revenue on our balance sheet, a 21%, or $8.4 million, increase compared with deferred subscription revenue on our balance sheet at February 28, 2019.  At February 29, 2020, we had $34.8 million of unbilled deferred revenue compared with $25.0 million of unbilled deferred revenue at February 28, 2019.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

Our financial results for the quarter ended February 29, 2020 were influenced by a number of factors, which are described in further detail throughout this discussion and analysis.  The following is a summary of key financial results for the second quarter of fiscal 2020:

•
Sales – Our consolidated sales for the second quarter of fiscal 2020 increased 7% to $53.7 million, compared with sales of $50.4 million in the second quarter of fiscal 2019.  Sales growth during the quarter was broad-based across our Divisions.  Enterprise Division sales during the second quarter of fiscal 2020 increased 3% to $40.7 million, compared with $39.3 million in fiscal 2019, despite significant decreases in the Company’s China and Japan direct offices, and certain international licensees related to business disruption from the COVID-19 outbreak.  Education Division revenues increased 12% to $10.9 million, compared with $9.7 million in the second quarter of fiscal 2019.  Our sales growth was primarily driven by increased sales of subscription services in both the Enterprise and Education Divisions.

•
Cost of Sales/Gross Profit – Our cost of sales totaled $15.1 million for the quarter ended February 29, 2020, compared with $15.0 million in the prior year.  Second quarter 2020 gross profit increased 9%, or $3.3 million, to $38.7 million compared with $35.4 million in fiscal 2019.  Our gross margin for the quarter ended February 29, 2020 improved 171 basis points to 71.9% of sales compared with 70.2% in the second quarter of the prior year, reflecting increased subscription revenues in the mix of services sold when compared with the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended February 29, 2020 increased $0.1 million compared with the prior year, which was due to increased selling, general, and administrative (SG&A) expenses.  As a percent of sales, SG&A expenses decreased to 67.4 percent compared with 71.3 percent in the second quarter of fiscal 2019.  Increased SG&A expense was primarily related to increased commissions and bonuses on higher sales, increased investments in new sales and sales-related personnel, and a $0.8 million increase in non-cash stock-based compensation.  These increases in operating expenses were partially offset by $0.4 million of decreased licensee transition costs related to the fiscal 2019 acquisition of the Company’s licensee in Germany, Switzerland, and Austria (GSA); a $0.4 million decrease in our China office expenses resulting from suspended business operations due to the COVID-19 outbreak; and cost savings from various other areas of the Company’s operations.  At February 29, 2020, we had 255 client partners compared with 230 client partners at February 28, 2019.

•
Operating Loss and Net Income – Our loss from operations for the quarter ended February 29, 2020 improved to $(0.4) million compared with a loss of $(3.6) million in the second quarter of the prior year.  Our effective income tax benefit rate for the quarter ended February 29, 2020 was approximately 219 percent compared with an effective benefit rate of approximately 10 percent in the second quarter of fiscal 2019.  The higher tax benefit rate in fiscal 2020 was primarily due to the exercise of stock options, which produced a $1.8 million tax benefit in the quarter.  During the second quarter of fiscal 2020, we recognized net income of $1.1 million, or $.08 per diluted share, compared with a net loss of $(3.5) million, or $(.25) per share, in the prior year.

While our first two quarters of fiscal 2020 produced significant growth over the prior year and set the foundation for growth in the second half of fiscal 2020, the COVID-19 pandemic and unprecedented responses to the virus have had a crippling effect on the economies of the world.  The challenges and disruptions associated with the COVID-19 pandemic are expected to have a significantly adverse impact upon our financial results during the second half of fiscal 2020 and in future periods, depending on the duration and severity of preventative measures and the time needed to return to normal business operations.  During such times, normal business and decision-making processes are often interrupted.  Though we expect that the COVID-19 pandemic will have a significant adverse impact on our financial results during the second half of fiscal 2020, we believe our offerings will help our clients through these difficult periods by sharpening the focus and execution of their organizations on their most important priorities, building trust with stakeholders in a time of uncertainty, and transforming fear and uncertainty into high levels of engagement.

While the coming months will be full of uncertainty and challenges, we believe that we have entered this period operationally, strategically, and financially strong:  1) Operationally Strong – we had broad-based momentum in the second quarter and for fiscal 2020, especially in our subscription business; 2) Strategically Strong – our subscription model provides clients with the ability to access our best-in-class content and solutions across a wide variety of delivery modalities, including digital, live on-line, and in weekly micro-learning bursts.  Our investments in technology are allowing us to work with clients who have the need to convert previously-booked onsite services to live-on-line or digital to accommodate employees working remotely; and 3) Financially Strong – we entered this period with significant cash balances and a strong balance sheet.

Further details regarding our second quarter results are provided throughout the following management’s discussion and analysis.

Quarter Ended February 29, 2020 Compared with the Quarter Ended February 28, 2019

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

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$37,973	100.0	$36,414	100.0	$1,559
Cost of sales	9,271	24.4	9,120	25.0	151
Gross profit	28,702	75.6	27,294	75.0	1,408
SG&A expenses	23,968	63.1	24,751	68.0	(783)
Adjusted EBITDA	$4,734	12.5	$2,543	7.0	$2,191

Sales.  For the quarter ending February 29, 2020, our U.S./Canada sales grew 8 percent, or $1.6 million, and government service sales increased $0.9 million compared with the prior year.  International direct office revenues decreased $1.1 million compared with the prior year, primarily due to the impact on our China and Japan offices from the COVID-19 outbreak.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts and renewals obtained during the quarter.  Our new GSA direct office also contributed $0.4 million of increased sales during the quarter.  Foreign exchange rates had an immaterial impact on Direct Office sales and operating results during the second quarter of fiscal 2020.

Gross Profit.  Gross profit increased due to increased sales in the second quarter as previously described.  Direct Office gross margin increased primarily due to the mix of services and products sold during the quarter, which featured increased subscription revenues.

SG&A Expense.  Decreased Direct Office SG&A expense was primarily due to the office closure in China related to the COVID-19 outbreak, reduced travel and advertising costs, and savings in other areas of Direct Office operations.  These reductions were partially offset by increased associate expenses resulting from increased commissions on higher sales and new sales and sales-related personnel.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$2,691	100.0	$2,906	100.0	$(215)
Cost of sales	454	16.9	685	23.6	(231)
Gross profit	2,237	83.1	2,221	76.4	16
SG&A expenses	853	31.7	1,003	34.5	(150)
Adjusted EBITDA	$1,384	51.4	$1,218	41.9	$166

Sales.  International licensee revenues are primarily comprised of royalty revenues.  During the quarter ended February 29, 2020, royalty revenues decreased primarily due to lower sales in certain countries, especially in Asia, which have been impacted by the COVID-19 outbreak.  Royalty revenue decreased by $0.1 million compared with the second quarter of fiscal 2019.  Sales of materials (primarily kits) to the licensees decreased by $0.1 million compared with the prior year.  Many licensees have started to source the production of training kits in locations closer to their area of operations, which have reduced sales of products to the licensees.  Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended February 29, 2020.

Gross Profit.  Gross profit improved primarily due to a change in the mix of international licensee revenues during the quarter, which included more royalty revenue as a percent of total revenues.  This mix change also improved international licensee gross margin when compared with the prior year.

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

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$10,893	100.0	$9,698	100.0	$1,195
Cost of sales	4,433	40.7	4,269	44.0	164
Gross profit	6,460	59.3	5,429	56.0	1,031
SG&A expenses	7,528	69.1	6,338	65.4	1,190
Adjusted EBITDA	$(1,068)	(9.8)	$(909)	(9.4)	$(159)

Sales.  For the quarter ended February 29, 2020, our Education Division sales increased 12 percent, or $1.2 million, primarily due to increased subscription revenues, the addition of new schools, and increased sales of training materials.  Consistent with prior years, we continue to see increased demand for the Leader in Me program throughout the world.  As of February 29, 2020, the Leader in Me program is used in over 4,400 schools and in over 50 countries.

Gross Profit.  Education Division gross profit increased primarily due to increased sales as previously described.  Education segment gross margin improved primarily due to the mix of products and services sold, including increased subscription offering sales.

SG&A Expenses.  Education SG&A expense increased primarily due to investments in additional sales and sales-related personnel, and increased commissions and related costs on higher sales.

Other Expenses

Amortization – Amortization expense decreased by $0.1 million compared with the second quarter of fiscal 2019 due to the full amortization of certain intangible assets.  We expect amortization expense will total $4.6 million during fiscal 2020.

Depreciation – Depreciation expense did not materially fluctuate compared with the prior year.  We currently expect depreciation expense will total approximately $6.7 million in fiscal 2020.

Income Taxes

Our effective income tax benefit rate for the quarter ended February 29, 2020 was approximately 219 percent compared with an effective benefit rate of approximately 10 percent in the second quarter of the prior year.  The higher tax benefit rate in fiscal 2020 was primarily due to the exercise of stock options, which produced a $1.8 million tax benefit in the quarter.  The tax benefit rate in the second quarter of fiscal 2019 was decreased significantly by Global Intangible Low-Taxed Income (GILTI), nondeductible expenses, and effective foreign tax rates which were considerably higher than the U.S. federal statutory rate.  These items had a much smaller impact on our effective rate for the second quarter of fiscal 2020.

Two Quarters Ended February 29, 2020 Compared with the Two Quarters Ended February 28, 2019

Enterprise Division

Direct Offices Segment
The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$80,085	100.0	$74,885	100.0	$5,200
Cost of sales	19,972	24.9	20,521	27.4	(549)
Gross profit	60,113	75.1	54,364	72.6	5,749
SG&A expenses	49,669	62.0	48,181	64.3	1,488
Adjusted EBITDA	$10,444	13.0	$6,183	8.3	$4,261

Sales.  During the first two quarters of fiscal 2020, our U.S./Canada sales grew $4.0 million, government services sales increased $1.2 million, and international direct office revenue grew $0.3 million compared with the prior year.  Increased direct office sales were primarily attributable to the growth of the All Access Pass and recognition of previously deferred subscription revenues, as well as new contracts and renewals of previously existing AAP contracts.  Increased sales in the GSA, Australia, and Japan offices were partially offset by a $1.0 million decrease in sales from our China office, which was adversely impacted by the COVID-19 outbreak.  Our GSA direct office recognized $1.1 million of increased sales during the first two quarters of fiscal 2020 when compared with the prior year.  Foreign exchange rates had an immaterial impact on Direct Office sales and operating results during the first two quarters of fiscal 2020.

Gross Profit.  Gross profit increased due to increased sales in the first two quarters of fiscal 2020 as previously described.  Direct Office gross margin increased primarily due to the mix of services and products sold during fiscal 2020, including increased subscription sales.

SG&A Expense.  Direct Office operating expenses increased primarily due to new sales and sales related personnel, increased commissions on higher sales, and GSA expenses that totaled $0.5 million during the first quarter of fiscal 2020.  We acquired the GSA office in the second quarter of the prior year.

International Licensees Segment
The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$6,411	100.0	$6,583	100.0	$(172)
Cost of sales	1,054	16.4	1,499	22.8	(445)
Gross profit	5,357	83.6	5,084	77.2	273
SG&A expenses	1,938	30.2	2,238	34.0	(300)
Adjusted EBITDA	$3,419	53.3	$2,846	43.2	$573

Sales.  For the two quarters ended February 29, 2020, increased royalty revenues were offset by decreased sales of materials (primarily kits) to the licensees and by reduced revenues from the sale of new licenses.  Royalty revenue increased by $0.2 million compared with the first half of fiscal 2019 as sales increased at certain licensees during the year.  Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the first two quarters of fiscal 2020.

Gross Profit.  Gross profit improved due to increased royalty revenues during the first two quarters of fiscal 2020, which also improved international licensee gross margin when compared with the prior year.

SG&A Expense.  International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in the third and fourth quarters of fiscal 2019.  We continue to expect reduced SG&A expenses, compared with the prior year, during the remainder of fiscal 2020.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2020	Sales	2019	Sales	Change
Sales	$21,974	100.0	$20,044	100.0	$1,930
Cost of sales	8,857	40.3	8,222	41.0	635
Gross profit	13,117	59.7	11,822	59.0	1,295
SG&A expenses	15,288	69.6	12,996	64.8	2,292
Adjusted EBITDA	$(2,171)	(9.9)	$(1,174)	(5.9)	$(997)

Sales.  For the two quarters ended February 29, 2020, our Education Division sales increased primarily due to increased subscription revenues and the addition of new schools.  Foreign exchange rates reduced reported Education Division revenues and results of operations by $0.2 million for the two quarters ended February 29, 2020.

Gross Profit.  Education Division gross profit in the first half of fiscal 2020 increased primarily due to increased sales as previously described.  Education segment gross margin improved primarily due to increased subscription revenues in the mix of services sold during fiscal 2020.

SG&A Expenses.  Education SG&A expense increased primarily due to investments in additional sales and sales-related personnel, and increased commissions and related costs on higher sales.

Income Taxes

Our effective income tax benefit rate for the two quarters ended February 29, 2020 was approximately 133 percent, compared with a benefit rate of approximately 6 percent in the first two quarters of fiscal 2019.  The increased benefit rate in the current year was primarily due to the exercise of stock options in the second quarter, which produced a tax benefit of $1.8 million in the period.  The tax benefit rate for the first two quarters of fiscal 2019 was decreased significantly by GILTI, nondeductible expenses, and effective foreign tax rates which were considerably higher than the U.S. federal statutory rate.  These items had a much smaller impact on the effective benefit rate for the first two quarters of fiscal 2020.

Although we paid $1.4 million in cash for income taxes during the first two quarters of fiscal 2020, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the current environment, a major priority is the maintenance and preservation of liquidity.  Our cash and cash equivalents at February 29, 2020 totaled $24.8 million, with nothing drawn on our $14.9 million revolving line of credit facility.  Subsequent to February 29, 2020, we drew down all of the available funds on our revolving credit facility primarily to maximize our flexibility during this period of uncertainty.  Of our $24.8 million in cash at February 29, 2020, $11.6 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, contingent liability payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

Pursuant to the credit agreement we obtained in August 2019 (the 2019 Credit Agreement), we had the ability to borrow up to $25.0 million in term loans.  At August 31, 2019, we had borrowed $20.0 million of the available term loan amount.  During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.  The additional $5.0 million term loan has the same terms and conditions as the previous term loan and does not change our quarterly principal payments.  The additional term loan extended the maturity of our term loan obligation by one year.

We may use the proceeds from our 2019 Credit Agreement for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the agreement.  Our 2019 Credit Agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  The 2019 Credit Agreement also includes the following financial covenants: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.  We believe that we were in compliance with the financial covenants and other terms applicable to the 2019 Credit Agreement at February 29, 2020.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 29, 2020.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities for the two quarters ended February 29, 2020 increased 30 percent to $17.4 million compared with $13.4 million in the first half of fiscal 2019.  The increase was primarily due to improved operating results and favorable changes in working capital during the first two quarters of fiscal 2020.  Our collection of accounts receivable remained strong during the first half of fiscal 2020 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.  However, we anticipate collections of accounts receivable to slow during the second half of fiscal 2020 due to business disruptions stemming from the COVID-19 pandemic.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first two quarters of fiscal 2020 totaled $7.3 million.  The primary uses of cash for investing activities included the purchase of a note receivable from a bank used as consideration for an amended license agreement with FCOP (Note 12), purchases of property and equipment in the normal course of business, and additional investments in the development of our offerings.

In November 2019, we purchased $2.6 million of notes payable from a bank that were the obligations of FCOP.  We exchanged the receivables from FCOP to modify the term and royalty provisions of a long-term licensing agreement that is expected to increase our cash flows over the duration of the license agreement.  The licensing arrangement was assumed by Franklin Planner Corp., a new unrelated entity that purchased substantially all of the assets of FCOP in November 2019.

Our purchases of property and equipment, which totaled $2.5 million in the first two quarters of fiscal 2020, consisted primarily of computer hardware, leasehold improvements on leased office space, and software.  We currently anticipate that our purchases of property and equipment will total approximately $5.3 million in fiscal 2020.

We spent $2.2 million during the first two quarters of fiscal 2020 on the development of various content and offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2020.

Cash Flows From Financing Activities

During the first half of fiscal 2020, our cash used for financing activities totaled $12.9 million.  Our primary uses of cash for financing activities during the first two quarters of fiscal 2020 were $13.8 million for purchases of our common stock for treasury, $3.6 million for principal payments on our term loans and financing obligation, and $0.9 million of cash used to pay contingent liabilities from previous business acquisitions.  These uses of cash were partially offset by our election to obtain the remaining $5.0 million of term loan borrowing capacity associated with the 2019 Credit Agreement, and by $0.5 million of proceeds from participants in the employee stock purchase plan.

In December 2019, we purchased 284,608 shares of our common stock from Knowledge Capital for $10.1 million (Note 6) prior to the distribution of Knowledge Capital assets to its investors.  This purchase of shares from Knowledge Capital was completed under a separate Board of Directors authorization and will not be included in the November 15, 2019 authorized purchase plan described below.  We also purchased 103,029 shares of our common stock which were withheld for statutory income taxes on stock-based compensation awards, primarily stock options, which were exercised during the quarter ended February 29, 2020.  These withheld shares were valued at the market price on the date that the shares were distributed to participants.  The total fair value of the withheld shares was $3.6 million.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.   Our uses of financing cash during the remainder of fiscal 2020 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include additional purchases of our common stock for treasury.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2020 from current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures.  Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Subsequent to February 29, 2020, we withdrew the remaining $14.9 million of available borrowing capacity on our 2019 Credit Agreement and will include the proceeds in our cash balances in future reporting periods until repaid.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations on both a short- and long-term basis.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of rental payments resulting from the sale of our corporate campus (financing obligation); repayment of term loan obligations; repayment of our revolving line of credit; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; minimum operating lease payments; and minimum payments for outsourced warehousing and distribution service charges.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2019.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, timing of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2019, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 29, 2020, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, and potential contingent consideration payments resulting from previous business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 3.5 percent at February 29, 2020.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a 1% increase in the effective interest rate on our term loans outstanding at February 29, 2020 and amounts borrowed against our revolving line of credit in March 2020 would result in approximately $0.3 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.  We did not utilize any foreign currency or interest rate derivative instruments during the two quarters ended February 29, 2020.

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

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

Except as discussed below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2019 (as amended on December 2, 2019).

Our results of operations have been adversely affected and could be materially impacted in the future by the COVID-19 (coronavirus) pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during fiscal 2020.  The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:  the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients, including educational institutions, and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices.  Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2019 to December 31, 2019	289,608	$35.14	5,000	$39,824

January 1, 2020 to January 31, 2020	-	-	-	39,824

February 1, 2020 to February 29, 2020	-	-	-	39,824

Total Common Shares	289,608	$35.14	5,000

(1)
On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  Under the terms of this new purchase plan, we purchased 5,000 shares of our common stock for $0.2 million during the quarter ended February 29, 2020.

      (1)

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

The table above includes 284,608 shares of our common stock which were purchased from Knowledge Capital for $10.1 million prior to the distribution of Knowledge Capital assets to its investors.  This purchase of shares from Knowledge Capital was completed under a separate Board of Directors authorization and was not included in the new authorized purchase plan described above.

The table above excludes 103,029 shares of our common stock that were withheld for statutory taxes on stock-based compensation awards that were exercised or awarded during the quarter ended February 29, 2020.  The withheld shares were valued at the market price on the date that the award shares were distributed to participants and were acquired at a weighted average price of $34.73 per share.

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

FRANKLIN COVEY CO.

Date:	April 9, 2020	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 9, 2020	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)