Form 10-Q
period 2020-05-31
FRANKLIN COVEY CO
filed 2020-07-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,877,984 shares of Common Stock as of June 30, 2020

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 31,	August 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,006	$27,699
Accounts receivable, less allowance for doubtful accounts of $3,873 and $4,242	38,612	73,227
Inventories	3,106	3,481
Prepaid expenses and other current assets	13,295	14,933
Total current assets	92,019	119,340

Property and equipment, net	16,894	18,579
Intangible assets, net	44,189	47,690
Goodwill	24,220	24,220
Deferred income tax assets	1,388	5,045
Other long-term assets	14,894	10,039
	$193,604	$224,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,532	2,335
Accounts payable	3,922	9,668
Deferred subscription revenue	42,794	56,250
Other deferred revenue	7,915	5,972
Accrued liabilities	18,212	24,319
Total current liabilities	80,375	103,544

Line of credit	14,870	-
Term notes payable, less current portion	16,250	15,000
Financing obligation, less current portion	14,726	16,648
Other liabilities	6,061	7,527
Deferred income tax liabilities	4,274	180
Total liabilities	136,556	142,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	211,067	215,964
Retained earnings	48,988	59,403
Accumulated other comprehensive income	231	269
Treasury stock at cost, 13,198 shares and 13,087 shares	(204,591)	(194,975)
Total shareholders’ equity	57,048	82,014
	$193,604	$224,913

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net sales	$37,105	$56,006	$149,463	$160,191
Cost of sales	10,284	16,342	41,946	48,379
Gross profit	26,821	39,664	107,517	111,812

Selling, general, and administrative	29,254	37,662	101,231	106,242
Stock-based compensation	(5,104)	1,051	(1,460)	3,040
Depreciation	1,652	1,556	4,925	4,806
Amortization	1,164	1,259	3,504	3,797
Loss from operations	(145)	(1,864)	(683)	(6,073)

Interest income	18	8	36	30
Interest expense	(621)	(562)	(1,783)	(1,817)
Discount accretion on related party receivable	-	-	-	258
Loss before income taxes	(748)	(2,418)	(2,430)	(7,602)
Income tax benefit (provision)	(10,220)	394	(7,985)	704
Net loss	$(10,968)	$(2,024)	$(10,415)	$(6,898)

Net loss per share:
Basic and diluted	$(0.79)	$(0.14)	$(0.75)	$(0.49)

Weighted average number of common shares:
Basic and diluted	13,869	13,963	13,897	13,939

COMPREHENSIVE LOSS
Net loss	$(10,968)	$(2,024)	$(10,415)	$(6,898)
Foreign currency translation adjustments,
net of income tax benefit
of $0, $8, $0, and $8	(91)	(144)	(38)	(15)
Comprehensive loss	$(11,059)	$(2,168)	$(10,453)	$(6,913)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,415)	$(6,898)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	8,429	8,619
Amortization of capitalized curriculum costs	3,042	3,951
Stock-based compensation	(1,460)	3,040
Deferred income taxes	7,678	(2,207)
Change in fair value of contingent consideration liabilities	(367)	1,145
Loss on disposal of assets	39	-
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	34,692	19,461
Decrease in inventories	377	158
Decrease in prepaid expenses and other assets	1,784	2,585
Decrease in accounts payable and accrued liabilities	(11,057)	(2,792)
Decrease in deferred revenue	(12,612)	(8,384)
Increase (decrease) in income taxes payable/receivable	(1,415)	358
Decrease in other long-term liabilities	(6)	(412)
Net cash provided by operating activities	18,709	18,624

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,336)	(2,996)
Curriculum development costs	(3,436)	(1,821)
Purchase of note receivable from bank (Note 12)	(2,600)	-
Acquisition of business, net of cash acquired	-	(32)
Net cash used for investing activities	(9,372)	(4,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	14,870	66,451
Payments on line of credit borrowings	-	(73,665)
Proceeds from term notes payable	5,000	-
Principal payments on term notes payable	(3,750)	(4,688)
Principal payments on financing obligation	(1,725)	(1,544)
Purchases of common stock for treasury	(13,833)	(12)
Payment of contingent consideration liabilities	(1,167)	(483)
Proceeds from sales of common stock held in treasury	780	694
Net cash provided by (used for) financing activities	175	(13,247)
Effect of foreign currency exchange rates on cash and cash equivalents	(205)	177
Net increase in cash and cash equivalents	9,307	705
Cash and cash equivalents at the beginning of the period	27,699	10,153
Cash and cash equivalents at the end of the period	$37,006	$10,858

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,713	$1,247
Cash paid for interest	1,751	1,855

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$352	$597
Use of notes receivable to modify revenue contract (Note 12)	3,246	-
Consideration for business acquisition from liabilities of acquiree	-	798

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			131			9	123
Purchase of treasury shares							(3)
Stock-based compensation			1,851
Cumulative translation
adjustments					(37)
Net loss				(544)
Balance at November 30, 2019	27,056	1,353	217,946	58,859	232	(13,078)	(194,855)

Issuance of common stock from
treasury			(3,361)			241	3,591
Purchase of treasury shares						(393)	(13,830)
Stock-based compensation			1,793
Restricted stock award			(333)			21	333
Cumulative translation
adjustments					90
Net income				1,097
Balance at February 29, 2020	27,056	1,353	216,045	59,956	322	(13,209)	(204,761)

Issuance of common stock from
treasury			126			11	170
Stock-based compensation			(5,104)
Cumulative translation
adjustments					(91)
Net loss				(10,968)
Balance at May 31, 2020	27,056	$1,353	$211,067	$48,988	$231	(13,198)	$(204,591)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – PRIOR FISCAL YEAR
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

•
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: subscription offerings, which includes the All Access Pass (available in multiple languages), the Leader in Me membership, and other subscription offerings; intellectual property licenses; on-line learning; on-site training; training led through certified facilitators; and organization-wide transformational processes, including consulting and coaching services.  Over the past few years we have significantly increased our ability to deliver content electronically to workers who may be engaged in remote locations.

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

The results of operations for the quarter ended May 31, 2020 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2020, or for any future periods.

Reclassifications

Certain reclassifications have been made to our prior period financial statements to conform with the current period presentation.  On our fiscal 2020 condensed consolidated statements of operations, we have presented stock-based compensation separately to show the magnitude of the reversal of stock-based compensation during the third quarter of fiscal 2020 due to the impact of the COVID-19 pandemic and have reclassified the prior period amounts for comparability.  Stock-based compensation was previously included as a component of selling, general, and administrative expense.

Note on the COVID-19 Pandemic

With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment.  These negative impacts significantly reduced our consolidated sales during the quarter ended May 31, 2020 as workplaces and schools were closed in response to the pandemic.  In light of these events, we have taken measures to reduce our costs and to maintain adequate liquidity.  However, due to the rapidly changing business and education environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods.  Our business in future periods will be heavily influenced by the timing, length, and intensity of the economic recoveries in the United States and in other countries around the world.  We continue to monitor evolving economic and general business conditions and the actual and potential impacts on our financial position, results of operations, and cash flows.

Various accounting guidance requires us to evaluate the recoverability of our long-lived assets, including goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances may indicate that the carrying value of the assets are not recoverable or are less than their fair values.  Due to the impact of the COVID-19 pandemic on our third quarter operating results and uncertainties associated with the recovery from the pandemic in future periods, we determined that it was appropriate to test our long-lived assets, including goodwill and indefinite-lived intangible assets, for impairment during the third quarter of fiscal 2020.  No impairment charges were recorded during the third quarter of fiscal 2020 as a result of these tests.

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

The lease for our corporate campus has historically been accounted for as a financing obligation and related building asset on our consolidated balance sheets, as the contract did not meet the criteria for application of sale-leaseback accounting under previous leasing guidance.  In transition to Topic 842, we reassessed whether the contract met the sale criteria under the new leasing standard.  Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we will continue to account for the corporate campus lease as a finance obligation on our consolidated balance sheet in future periods.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2020	2019
Finished goods	$3,086	$3,434
Raw materials	20	47
	$3,106	$3,481

NOTE 3 – TERM NOTES PAYABLE AND LINE OF CREDIT

Pursuant to the credit agreement we obtained in August 2019 (the 2019 Credit Agreement), we have the ability to borrow up to $25.0 million in term loans.  At August 31, 2019, we had borrowed $20.0 million of the available term loan amount.  During November 2019, we borrowed the remaining $5.0 million term loan available.  The additional $5.0 million term loan has the same terms and conditions as the previous term loan and does not change the amount of our quarterly principal payments.  However, the maturity date of the term loans is extended for one year to August 2024 as a result of the additional payments.  At May 31, 2020, our future principal payments on the term loans are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
2020	$1,250
2021	5,000
2022	5,000
2023	5,000
2024	5,000
$21,250

During the quarter ended May 31, 2020, we withdrew $14.9 million (the available credit) on our revolving credit facility primarily to maximize our flexibility during this period of economic uncertainty.  The line of credit is due and payable in August 2024.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2020, the carrying value of our financial instruments approximated their fair values.  The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments.  The fair value of the contingent consideration liabilities from the acquisitions of Jhana Education (Jhana) and Robert Gregory Partners (RGP) changed as follows during the quarter and three quarters ended May 31, 2020 (in thousands):

	Jhana	RGP	Total
Balance at August 31, 2019	$3,468	$1,761	$5,229
Change in fair value	98	(7)	91
Payments	(282)	(500)	(782)
Balance at November 30, 2019	3,284	1,254	4,538
Change in fair value	153	(335)	(182)
Payments	(129)	-	(129)
Balance at February 29, 2020	3,308	919	4,227
Change in fair value	(102)	(174)	(276)
Payments	(256)	-	(256)
Balance at May 31, 2020	$2,950	$745	$3,695

At each quarterly reporting date, we estimate the fair value of the contingent liabilities from both the Jhana and RGP acquisitions through the use of Monte Carlo simulations.  Based on the timing of expected payments, $0.8 million of the Jhana and $0.5 million of the RGP contingent consideration liabilities were recorded as components of accrued liabilities on our condensed consolidated balance sheet at May 31, 2020.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

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

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term.  At May 31, 2020, we had operating leases with remaining terms ranging from less than one year to approximately five years.  The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet	May 31,
	Caption	2020
Assets:
Operating lease right of use assets	Other long-term assets	$1,383

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	843
Long-Term:
Operating lease liabilities	Other long-term liabilities	540
		$1,383

Weighted Average Remaining Lease Term:
Operating leases (years)		2.6

Weighted Average Discount Rate:
Operating leases		4.2%

During the quarter and three quarters ended May 31, 2020, lease expense totaled $0.4 million and $1.2 million, respectively.  For the quarter and three quarters ended May 31, 2019, lease expense also totaled $0.4 million and $1.2 million.  Operating lease expense is reported in selling, general, and administrative expense in our condensed consolidated statements of operations.

The approximate future minimum lease payments under our operating leases at May 31, 2020, are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$271
2021	724
2022	197
2023	112
2024	90
Thereafter	94
Total operating lease payments	1,488
Less imputed interest	(105)
Present value of operating lease liabilities	$1,383

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants.  These sublease agreements are accounted for as operating leases.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $36.0 million, which had a carrying value of $6.2 million at May 31, 2020.  The following future minimum lease payments due to us from our sublease agreements at May 31, 2020, are as follows (in thousands):

YEAR ENDING AUGUST 31,	Amount
Remainder of 2020	$979
2021	3,944
2022	3,699
2023	2,065
2024	1,527
Thereafter	1,275
$13,489

For the quarter and three quarters ended May 31, 2020, sublease revenue totaled $1.0 million and $2.9 million, respectively.  During the quarter and three quarters ended May 31, 2019, sublease revenue also totaled $1.0 million and $2.9 million.  Sublease revenues are included in net sales in the accompanying condensed consolidated statements of operations.

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

NOTE 7 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $53.1 million at May 31, 2020 and $65.8 million at August 31, 2019, of which $2.4 million and $3.6 million were classified as components of other long-term liabilities at May 31, 2020, and August 31, 2019, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $43.9 million at May 31, 2020 and $58.2 million at August 31, 2019.  During the quarter and three quarters ended May 31, 2020, we recognized $22.2 million and $64.7 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  ASC Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At May 31, 2020, we had $77.3 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings.  The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 11, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 8 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Long-term incentive awards	$(5,326)	$826	$(2,124)	$2,384
Restricted stock awards	175	175	525	525
Employee stock purchase plan	47	50	139	131
	$(5,104)	$1,051	$(1,460)	$3,040

At each reporting date, we evaluate number and probability of shares expected to vest in each of our performance-based long-term incentive plan (LTIP) awards and adjust our stock-based compensation expense to correspond with the number of shares expected to vest over the anticipated service period.  Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and the uncertainties surrounding the recovery of the world’s economies, at May 31, 2020, we determined that the LTIP award tranches which are based on qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) for our fiscal 2015, 2016, 2017, 2019, and 2020 LTIP awards would not vest before the end of the respective service periods.  We therefore reversed the previously recognized stock-based compensation expense associated with these awards at May 31, 2020, which resulted in a significant net credit to stock-based compensation for the quarter and three quarters ended May 31, 2020.  The subscription sales based tranches of the 2018, 2019, and 2020 LTIP awards are still expected to vest to participants, but at reduced achievement levels.

During the three quarters ended May 31, 2020, we issued 281,479 shares of our common stock under various stock-based compensation arrangements.  Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient.  During the first three quarters of fiscal 2020, we withheld 103,117 shares of our common stock for taxes on stock-based compensation arrangements, which had a fair value of $3.6 million.  The following is a description of the other developments in our stock-based compensation plans during the quarter and three quarters ended May 31, 2020.

Stock Options

During December 2019, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) exercised stock options.  Nearly all of the stock options exercised would have expired in January 2020.  The following information applies to our stock option activity during the three quarters ended May 31, 2020.

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2019	568,750	$11.67
Granted	-	-
Exercised	(350,000)	(11.73)
Forfeited	-	-

Outstanding at May 31, 2020	218,750	$11.57

Options vested and exercisable at
May 31, 2020	218,750	$11.57

The stock options were exercised on a net basis (no cash was paid to exercise the options) and we withheld 102,656 shares of our common stock with a fair value of $3.6 million for income taxes.  The intrinsic value of the exercised options totaled $8.0 million and we recognized an income tax benefit of $1.8 million (Note 9) during the second quarter of fiscal 2020.  Our remaining stock options outstanding at May 31, 2020 expire in January 2021.

Fiscal 2020 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2020 award, each eligible director received a whole-share grant equal to $100,000 with a one-year vesting period.  Our restricted stock award activity during the three quarters ended May 31, 2020 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2019	28,525	$24.54
Granted	21,420	32.68
Forfeited	-	-
Vested	(28,525)	24.54
Restricted stock awards at
May 31, 2020	21,420	$32.68

At May 31, 2020, there was $0.4 million of unrecognized compensation expense remaining on the fiscal 2020 Board of Director restricted share award.

Fiscal 2020 Long-Term Incentive Plan Award

On October 18, 2019, the Organization and Compensation Committee of the Board of Directors granted a new LTIP award to our executive officers and members of senior management.  The fiscal 2020 LTIP award is similar to the fiscal 2019 LTIP award and has three tranches, one of which has a time-based vesting condition and two of which have performance-based vesting conditions as described below:

•
Time-Based Award Shares – Twenty-five percent of the 2020 LTIP award shares vest to participants after three years of service.  The number of shares that may be earned by participants at the end of the service period totals 25,101 shares.  The number of shares awarded in this tranche is not variable and does not fluctuate based on the achievement of financial measures.

•
Performance-Based Award Shares – The remaining two tranches of the 2020 LTIP award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales in the three-year period ended August 31, 2022.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the levels of qualified Adjusted EBITDA and subscription service sales achieved.  The number of shares that may be earned for achieving 100 percent of the performance-based objectives totals 75,315 shares.  The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2020 LTIP totals 150,630 shares.  At May 31, 2020, we determined that the Adjusted EBITDA tranche of the 2020 LTIP was improbable of vesting prior to August 31, 2022 and we reversed previously recognized stock-based compensation expense for this award tranche.

The fiscal 2020 LTIP expires on August 31, 2022.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter.  During the quarter and three quarters ended May 31, 2020, we issued 10,948 shares and 26,375 shares of our common stock to participants in the ESPP.

NOTE 9 – INCOME TAXES

For the three quarters ended May 31, 2020, we recorded income tax expense of $8.0 million on a pre-tax loss of $2.4 million, which resulted in an effective tax expense rate of approximately 329 percent for the first three quarters of fiscal 2020.  We computed income taxes by applying an estimated annual effective income tax rate to the consolidated pre-tax loss for the period, adjusting for discrete items arising during the period, including a $10.2 million increase in the valuation allowance against our deferred income tax assets during the third quarter of fiscal 2020 and the exercise of stock options (Note 8), which produced an income benefit of $1.8 million in the second quarter of fiscal 2020.

The increase in our deferred tax asset valuation allowance resulted in additional income tax expense of $10.2 million in fiscal 2020.  In consideration of the relevant accounting guidance, we considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized.  Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we determined that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards.  Accordingly, we increased the valuation allowance against our deferred tax assets.

NOTE 10 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Numerator for basic and
diluted loss per share:
Net loss	$(10,968)	$(2,024)	$(10,415)	$(6,898)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,869	13,963	13,897	13,939
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-	-
Diluted weighted average
shares outstanding	13,869	13,963	13,897	13,939

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.79)	$(0.14)	$(0.75)	$(0.49)

Since we incurred a net loss for the quarter and three quarters ended May 31, 2020, no potentially dilutive securities are included in the calculation of diluted loss per share for those periods because such effect would be anti-dilutive.  The number of dilutive stock options and other stock-based awards as of May 31, 2020 would have been approximately 56,000 shares.

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

We have determined that the Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies.  Adjusted EBITDA is a non-GAAP financial measure.  For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net loss excluding interest expense, income taxes, depreciation expense, amortization expense, stock-based compensation, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions.  We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2020	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$26,760	$21,108	$352
International licensees	708	339	(724)
	27,468	21,447	(372)
Education practice	8,216	4,711	(1,536)
Corporate and eliminations	1,421	663	(1,734)
Consolidated	$37,105	$26,821	$(3,642)

Quarter Ended
May 31, 2019

Enterprise Division:
Direct offices	$40,387	$29,836	$4,520
International licensees	3,014	2,432	1,281
	43,401	32,268	5,801
Education practice	11,088	6,846	(181)
Corporate and eliminations	1,517	550	(2,549)
Consolidated	$56,006	$39,664	$3,071

Three Quarters Ended
May 31, 2020

Enterprise Division:
Direct offices	$106,844	$81,221	$10,796
International licensees	7,120	5,696	2,696
	113,964	86,917	13,492
Education practice	30,190	17,828	(3,707)
Corporate and eliminations	5,309	2,772	(4,410)
Consolidated	$149,463	$107,517	$5,375

Three Quarters Ended
May 31, 2019

Enterprise Division:
Direct offices	$115,271	$84,200	$10,703
International licensees	9,598	7,515	4,127
	124,869	91,715	14,830
Education practice	31,132	18,668	(1,355)
Corporate and eliminations	4,190	1,429	(6,272)
Consolidated	$160,191	$111,812	$7,203

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$(1,908)	$5,620	$9,785	$13,475
Corporate expenses	(1,734)	(2,549)	(4,410)	(6,272)
Consolidated Adjusted EBITDA	(3,642)	3,071	5,375	7,203
Stock-based compensation	5,104	(1,051)	1,460	(3,040)
Decrease (increase) in the fair value of
contingent consideration liabilities	276	(1,069)	367	(1,145)
Gain from insurance proceeds	933	-	933	-
Knowledge Capital wind-down costs	-	-	(389)	-
Licensee transition costs	-	-	-	(488)
Depreciation	(1,652)	(1,556)	(4,925)	(4,806)
Amortization	(1,164)	(1,259)	(3,504)	(3,797)
Loss from operations	(145)	(1,864)	(683)	(6,073)
Interest income	18	8	36	30
Interest expense	(621)	(562)	(1,783)	(1,817)
Discount accretion on related
party receivable	-	-	-	258
Loss before income taxes	(748)	(2,418)	(2,430)	(7,602)
Income tax benefit (provision)	(10,220)	394	(7,985)	704
Net loss	$(10,968)	$(2,024)	$(10,415)	$(6,898)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Americas	$32,788	$44,919	$119,545	$125,676
Asia Pacific	2,759	7,914	19,987	24,592
Europe/Middle East/Africa	1,558	3,173	9,931	9,923
	$37,105	$56,006	$149,463	$160,191

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2020	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$10,051	$15,965	$744	$-	$26,760
International licensees	191	-	517	-	708
	10,242	15,965	1,261	-	27,468
Education practice	1,373	6,286	557	-	8,216
Corporate and eliminations	-	-	334	1,087	1,421
Consolidated	$11,615	$22,251	$2,152	$1,087	$37,105

Quarter Ended
May 31, 2019

Enterprise Division:
Direct offices	$26,295	$13,363	$729	$-	$40,387
International licensees	403	-	2,611	-	3,014
	26,698	13,363	3,340	-	43,401
Education practice	5,065	5,564	459	-	11,088
Corporate and eliminations	-	-	-	1,517	1,517
Consolidated	$31,763	$18,927	$3,799	$1,517	$56,006

Three Quarters Ended
May 31, 2020

Enterprise Division:
Direct offices	$58,946	$45,425	$2,473	$-	$106,844
International licensees	1,191	-	5,929	-	7,120
	60,137	45,425	8,402	-	113,964
Education practice	7,908	19,296	2,986	-	30,190
Corporate and eliminations	-	-	1,649	3,660	5,309
Consolidated	$68,045	$64,721	$13,037	$3,660	$149,463

Three Quarters Ended
May 31, 2019

Enterprise Division:
Direct offices	$74,405	$38,453	$2,413	$-	$115,271
International licensees	1,793	-	7,805	-	9,598
	76,198	38,453	10,218	-	124,869
Education practice	11,565	16,644	2,923	-	31,132
Corporate and eliminations	-	-	-	4,190	4,190
Consolidated	$87,763	$55,097	$13,141	$4,190	$160,191

NOTE 12 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We previously owned a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solutions business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  On November 4, 2019, FCOP sold substantially all of its assets to Franklin Planner Corporation (FPC), a new unrelated entity, and FCOP was dissolved.  FPC is expected to continue FCOP’s business of selling planners and other related consumer products based on the license agreement which granted FCOP the exclusive rights described below.  In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement.  The $3.2 million included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date.  The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year.  We are also entitled to receive additional variable royalties if certain FPC financial metrics exceed specified levels.  FPC assumed the amended license agreement from FCOP upon the purchase of FCOP assets.  We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license and will reduce our royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.  During the quarter and three quarters ended May 31, 2020, we recognized $0.3 million and $1.6 million of net royalty revenues from the amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, and do not have control over the day-to-day operations of FPC, which primarily consist of the sale of planning products and accessories.  We receive payments for royalties and rented space from FPC.  At May 31, 2020, we had $1.3 million receivable from FPC and at August 31, 2019, we had $1.0 million receivable from FCOP, each of which are recorded in current assets.  Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year.  During the second quarter of fiscal 2020, we received $1.9 million of cash from FPC as payment for royalties and reimbursable operating costs.

NOTE 13 – SUBSEQUENT EVENTS

Amendment to the 2019 Credit Agreement

On July 8, 2020, we entered into the First Modification Agreement to our 2019 Credit Agreement.  The primary purpose of the First Modification Agreement is to provide alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021.  These new covenants include the following:

1.	Minimum Liquidity – We must maintain consolidated minimum liquidity of not less than $13.0 million from August 31, 2020 through February 28, 2021 and $8.0 million at May 31, 2021.

2.	Minimum Adjusted EBITDA – We must maintain rolling four-quarter Adjusted EBITDA not less than the amount set forth below at the end of the specified quarter (in thousands).

Quarter Ending	Amount
August 31, 2020	$11,000
November 30, 2020	8,500
February 28, 2021	5,000
May 31, 2021	15,000

Adjusted EBITDA for purposes of this calculation is not the same as generally reported by the Company in its quarterly earnings.  The amounts in the table above exclude amortization of capitalized development costs which is classified in cost of sales.

3.	Capital Expenditures – We may not make capital expenditures, including capitalized development costs, in an amount exceeding $8.5 million in aggregate for any fiscal year.

The previously existing financial covenants remain in effect at all times other than the quarterly periods ending from August 31, 2020 through May 31, 2021.

In addition to the new financial covenants described above, we will repay the amount previously drawn on our revolving line of credit and we will be prohibited from holding domestic cash balances in excess of $5.0 million at the time of any borrowing on the revolving credit facility.  The available credit on the revolving line of credit remains the same as under the 2019 Credit Agreement.  We are also prohibited from making certain restricted payments, including dividend payments on our common stock and open-market purchases of our common stock for treasury until we have been in compliance with the previously existing financial covenants for two consecutive quarters.

The Company’s interest rate under the First Amendment will increase from LIBOR plus 1.85% to LIBOR plus 3.0% and the unused credit commitment fee will increase from to 0.2% to 0.5%.

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

After strong financial performance during the first two quarters of fiscal 2020, which featured increased sales, profitability, and cash flows from operating activities over the prior year, our third quarter results were significantly impacted by the COVID-19 pandemic and the resulting closure of offices and educational institutions throughout the United States and in the countries where we operate direct offices and contract with licensee partners to deliver our offerings.  We closed our corporate offices and restricted travel to protect the health and safety of our associates and clients in an effort to slow the spread of the pandemic.  Our international direct offices also followed the same pattern of closures and restrictions on associate travel and delivery of our offerings.  These actions, and similar steps taken by most of our clients, resulted in a significant decline in sales during the third quarter as previously scheduled onsite presentations, coaching days, and facilitated presentations were postponed or canceled.

However, during the widespread closure of offices, schools, and other gathering places, we accelerated our connection and engagement with clients through the use of our digital delivery systems, including the All Access Pass (AAP) in the Enterprise Division and the Leader in Me subscription service in the Education Division.  Our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions.  We believe the ability to deliver our offerings in digital form will prove to be a valuable strategic advantage and we believe these capabilities will accelerate our recovery from the effects of the pandemic and will generate increased opportunities in future periods.  However, our recovery from the COVID-19 pandemic is dependent upon a number of factors, many of which are not within our control, such as the timing of re-opening national, state, and local economies; continuing effects of the pandemic on client operations; and other governmental responses to address the impacts of the pandemic.  We will continue to monitor these developments and their actual and potential impacts on our financial position, results of operations, and liquidity.

As previously discussed, our financial results for the quarter ended May 31, 2020 were significantly influenced by the COVID-19 pandemic and mandated responses to slow its spread.  The following is a summary of key financial results for the third quarter of fiscal 2020:

•
Sales – Our consolidated sales for the third quarter of fiscal 2020 totaled $37.1 million, compared with sales of $56.0 million in the third quarter of the prior year.  All of our business units were adversely impacted by the closure of offices, schools, and other gathering places in the United States and in other countries throughout the world as governments, organizations, and individuals sought to slow the spread of COVID-19.  The inability to deliver previously scheduled training, coaching days, and consulting resulted in reduced sales for both the Enterprise and Education Divisions.  Enterprise Division sales for the third quarter of fiscal 2020 were $27.5 million compared with $43.4 million in the third quarter of fiscal 2020.  Sales declined through both direct office and licensee operations.  Education Division sales were $8.2 million in the third quarter of fiscal 2020, compared with $11.1 million in the third quarter of fiscal 2019, and decreased primarily due to reduced material sales and decreased coaching days delivered as educators transitioned to virtual classrooms and remote teaching.  However, many of the previously postponed or canceled training or coaching days have been rescheduled and are being delivered live on-line.  We expect this trend to continue during the COVID-19 pandemic.

For the quarter ended May 31, 2020, our reported subscription revenue increased $3.4 million, or 18%, compared with the corresponding quarter of fiscal 2019.  At May 31, 2020, we had $43.9 million of deferred subscription revenue on our balance sheet, a 10%, or $4.0 million, increase compared with deferred subscription revenue on our balance sheet at May 31, 2019.  At May 31, 2020, we had $33.4 million of unbilled deferred revenue compared with $23.7 million of unbilled deferred revenue at May 31, 2019.  Unbilled deferred revenue represents business that is contracted but unbilled, and excluded from our balance sheet.

•
Cost of Sales/Gross Profit – Our cost of sales totaled $10.3 million for the quarter ended May 31, 2020, compared with $16.3 million in the prior year.  Gross profit for the third quarter of 2020 was $26.8 million compared with $39.7 million in fiscal 2019.  Cost of sales and gross profit decreased due to reduced sales during the third quarter of fiscal 2020 as previously described.  Our gross margin for the quarter ended May 31, 2020 improved 146 basis points to 72.3% of sales compared with 70.8% in the third quarter of fiscal 2019, reflecting increased subscription revenues in the mix of services sold when compared with the prior year.

•
Operating Expenses – Our operating expenses for the quarter ended May 31, 2020 decreased $14.6 million compared with the prior year, which was due to decreased selling, general, and administrative (SG&A) expenses, reduced stock-based compensation, a $0.9 million gain from insurance proceeds for assets damaged in a flood, and $0.7 million of deferred employer payroll taxes as allowed under the CARES Act.  Decreased SG&A expense was primarily related to decreased variable compensation such as commissions, bonuses, and incentives; decreased travel and entertainment; decreased contingent consideration liability expense; and cost savings from various other areas of the Company’s operations.  We reevaluate our stock-based compensation instruments at each reporting date.  Due to the adverse impact of COVID-19 and uncertainties related to the expected recovery, we determined that certain tranches of previously granted performance awards would not vest prior to their expiration (Note 8).  Accordingly, we reversed the previously recognized stock-based compensation expense for these tranches, which resulted in a net credit to stock-based compensation of $5.1 million.  Partially offsetting these decreased costs were additional sales personnel that we have hired over previous quarters.  At May 31, 2020, we had 252 client partners compared with 227 client partners at May 31, 2019.

•
Income Taxes – During the third quarter of fiscal 2020, we increased the valuation allowance on our deferred tax assets which resulted in $10.2 million of additional income tax expense during the quarter (Note 9).  In consideration of relevant accounting guidance, we considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized.  Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we determined that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards.  Accordingly, we increased the valuation allowance against our deferred tax assets.

•
Operating Loss and Net Loss – Our loss from operations for the quarter ended May 31, 2020 was $(0.1) million compared with $(1.9) million for the quarter ended May 31, 2019, primarily due to the factors previously discussed.  For the third quarter of fiscal 2020, we recognized a net loss of $(11.0) million, or $(0.79) per share, including the impact of the $10.2 million increase in the valuation allowance on our deferred income tax assets, compared with a net loss of $(2.0) million, or $(0.14) per share, in the third quarter of the prior year.

•
Cash Flows from Operating Activities – Our cash flows from operating activities totaled $18.7 million for the three quarters ended May 31, 2020, compared with $18.6 million in the first three quarters of fiscal 2019.  Our improved cash flows reflect a strong first half of fiscal 2020 and strong collections of our accounts receivable during the third quarter.

Further details regarding our third quarter results are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2020 Compared with the Quarter Ended May 31, 2019

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

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$26,760	100.0	$40,387	100.0	$(13,627)
Cost of sales	5,652	21.1	10,551	26.1	(4,899)
Gross profit	21,108	78.9	29,836	73.9	(8,728)
SG&A expenses	20,756	77.6	25,316	62.7	(4,560)
Adjusted EBITDA	$352	1.3	$4,520	11.2	$(4,168)

Sales.  For the quarter ending May 31, 2020, sales through our direct office channel decreased due to the COVID-19 pandemic and mandated responses to the pandemic, which essentially closed the economies of the countries in which we operate direct offices.  Despite the decline in net sales during the quarter, we believe our previous and ongoing investments in the All Access Pass and online delivery modalities will enable us to continue to reschedule postponed or canceled onsite presentations in countries where we have launched the AAP and/or electronic content delivery.  Some of the countries in which we operate direct offices have not fully re-opened their economies and may continue to experience further sales declines as the closures become prolonged.  Foreign exchange rates had an immaterial impact on Direct Office sales and operating results during the third quarter of fiscal 2020.

Gross Profit.  Gross profit decreased due to decreased sales in the third quarter as described above.  Direct Office gross margin increased due to increased subscription sales in the mix of services and products sold during the quarter.

SG&A Expense.  Decreased Direct Office SG&A expense was primarily due to reduced variable compensation, including commissions, incentives, and bonuses resulting from decreased sales and decreased travel expenses since most of our onsite presentations scheduled to be delivered during the quarter were either transitioned to an online format or were postponed.  These reductions were partially offset by increased associate expenses resulting from new sales and sales-related personnel.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$708	100.0	$3,014	100.0	$(2,306)
Cost of sales	369	52.1	582	19.3	(213)
Gross profit	339	47.9	2,432	80.7	(2,093)
SG&A expenses	1,063	150.1	1,151	38.2	(88)
Adjusted EBITDA	$(724)	(102.3)	$1,281	42.5	$(2,005)

Sales.  International licensee revenues are primarily comprised of royalty revenues.  During the quarter ended May 31, 2020, licensee revenues decreased primarily due to the worldwide COVID-19 outbreak.  Our international licensees deliver most of their programs and generate revenue primarily through onsite presentations.  Nearly all of the presentations scheduled to be held during the third quarter were postponed or canceled due to the ongoing COVID-19 pandemic and corresponding restrictions on public gatherings.  Future recovery of our licensee segment is highly dependent upon the re-opening of foreign economies and the ability or willingness of people to travel and meet together in groups.  We have translated AAP content into multiple languages and we anticipate that the electronic availability of our offerings on this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients.  Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended May 31, 2020.

Gross Profit.  Gross profit decreased due to lower sales as previously described.  Gross margin decreased primarily due to the mix of revenue recognized during the quarter, which included less royalty revenue compared with the prior year.

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

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader In Me program designed for students primarily in K-6 elementary schools.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$8,216	100.0	$11,088	100.0	$(2,872)
Cost of sales	3,505	42.7	4,242	38.3	(737)
Gross profit	4,711	57.3	6,846	61.7	(2,135)
SG&A expenses	6,247	76.0	7,027	63.4	(780)
Adjusted EBITDA	$(1,536)	(18.7)	$(181)	(1.6)	$(1,355)

Sales.  Education Division sales for the quarter ended May 31, 2020 decreased primarily due to decreased training material sales and less consulting/coaching delivered when compared with the prior year.  As schools were closed in response to the COVID-19 pandemic, many training programs were postponed or canceled, which reduced training material sales and coaching revenues as educators focused on establishing effective online learning environments for their students.  These conditions also led to decreased membership renewals during the quarter and fewer new schools added than in the prior year.  We believe that the current environment of reduced tax revenues will strain the ability of some schools to renew their memberships, but we are encouraged by signs of recovery in the early fourth quarter of fiscal 2020 as renewal trends have improved and new schools have been added.  We believe the demand for the Leader in Me program throughout the world remains strong.  As of May 31, 2020, the Leader in Me program is used in over 4,400 schools and in over 50 countries.

Gross Profit.  Education Division gross profit decreased primarily due to decreased sales as previously described.  Education segment gross margin declined compared with the prior year primarily due to the fixed cost of coaches, who are salaried, over less sales than in the prior year.

SG&A Expenses.  Education SG&A expense decreased primarily due to reduced travel expenses as some programs were postponed or canceled during the quarter, and reduced variable associate costs resulting from decreased sales.

Other Operating Expense Items

Gain from Insurance Proceeds – In October 2019, a water supply line on our corporate campus ruptured, which caused extensive flood damage to one of the buildings that we occupy.  We received $0.9 million of insurance proceeds for the assets that were damaged and written off.  Nearly all of the assets that were written off our books were fully depreciated at the time of the flood.  Based on applicable accounting guidance, we recognized a gain from the proceeds received from our insurance, which was included in selling, general, and administrative expense for the quarter ended May 31, 2020.

Depreciation – Depreciation expense increased $0.1 million compared with prior year primarily due to the addition of new assets in fiscal 2020.  We currently expect depreciation expense will total approximately $6.7 million in fiscal 2020.

Amortization – Amortization expense decreased by $0.1 million compared with the third quarter of fiscal 2019 due to the full amortization of certain intangible assets.  We expect amortization expense will total $4.6 million during fiscal 2020.

Income Taxes

Our increased income tax expense for the quarter ended May 31, 2020 was primarily due to the recognition of an increase to the valuation allowance on our deferred income tax assets.  During the third quarter of fiscal 2020, we increased the valuation allowance on our deferred tax assets which resulted in $10.2 million of additional income tax expense during the quarter.  In consideration of relevant accounting guidance, we considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized.  Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we determined that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards, before they expire.  Accordingly, we increased the valuation allowance against our deferred tax assets.

Three Quarters Ended May 31, 2020 Compared with the Three Quarters Ended May 31, 2019

Enterprise Division

Direct Offices Segment
The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$106,844	100.0	$115,271	100.0	$(8,427)
Cost of sales	25,623	24.0	31,071	27.0	(5,448)
Gross profit	81,221	76.0	84,200	73.0	(2,979)
SG&A expenses	70,425	65.9	73,497	63.8	(3,072)
Adjusted EBITDA	$10,796	10.1	$10,703	9.3	$93

Sales.  After a strong start during the first two quarters of fiscal 2020, which saw our U.S./Canada sales grow by $4.0 million, government sales increase by $1.2 million, and international direct office revenue grow by $0.3 million compared with the prior year, our direct office sales were down significantly in the third quarter of fiscal 2020 due to the COVID-19 pandemic as described in the previous section of this management’s discussion and analysis.  Our growth in the first two quarters of fiscal 2020 was fueled by increased sales of the All Access Pass and increased subscription-related revenues.  Increased sales through the second quarter in the GSA, Australia, and Japan offices were partially offset by a $1.0 million decrease in sales from our China office, which was impacted early by the COVID-19 outbreak.  Our GSA direct office recognized $1.1 million of increased sales during the first two quarters of fiscal 2020 when compared with the prior year.  However, all of our foreign direct offices were closed during portions of our third quarter as mandated by their national governments.  Foreign exchange rates had an immaterial impact on Direct Office sales and operating results during the first three quarters of fiscal 2020.

Gross Profit.  Gross profit decreased due to decreased sales in the first three quarters of fiscal 2020 as previously described.  Direct Office gross margin increased primarily due to the mix of services and products sold during fiscal 2020, including increased subscription sales.

SG&A Expense.  Direct Office operating expenses decreased primarily due to reduced variable associate costs, including commissions, incentives, and bonuses on lower sales and reduced travel costs in the third quarter.  These reductions were partially offset by associate costs from new sales personnel.

International Licensees Segment
The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$7,120	100.0	$9,598	100.0	$(2,478)
Cost of sales	1,424	20.0	2,083	21.7	(659)
Gross profit	5,696	80.0	7,515	78.3	(1,819)
SG&A expenses	3,000	42.1	3,388	35.3	(388)
Adjusted EBITDA	$2,696	37.9	$4,127	43.0	$(1,431)

Sales.  For the three quarters ended May 31, 2020, licensee revenues were primarily impacted by the COVID-19 pandemic, which significantly reduced sales in the third quarter.  Before the impact of the pandemic, our international licensee royalty revenue in the first two quarters of fiscal 2020 increased by $0.2 million compared with the prior year.  Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the first three quarters of fiscal 2020.

Gross Profit.  Gross profit decreased due to an overall decrease in licensee revenues during the first three quarters of fiscal 2020 as previously described.  However, licensee gross margin improved over the prior year primarily due to increased royalty revenues in the mix of total sales when compared with the prior year.

SG&A Expense.  International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in the third and fourth quarters of fiscal 2019.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2020	Sales	2019	Sales	Change
Sales	$30,190	100.0	$31,132	100.0	$(942)
Cost of sales	12,362	40.9	12,464	40.0	(102)
Gross profit	17,828	59.1	18,668	60.0	(840)
SG&A expenses	21,535	71.3	20,023	64.3	1,512
Adjusted EBITDA	$(3,707)	(12.3)	$(1,355)	(4.4)	$(2,352)

Sales.  For the first two quarters of fiscal 2020, our Education Division sales increased primarily due to increased subscription revenues and the addition of new schools.  Growth during the first half of fiscal 2020 was offset by decreased sales during the third quarter of fiscal 2020 resulting from the COVID-19 pandemic (refer to previous discussion) which reduced training materials and coaching sales.  Foreign exchange rates reduced reported Education Division revenues and results of operations by $0.2 million for the first three quarters of fiscal 2020.

Gross Profit.  Education Division gross profit for the first three quarters of fiscal 2020 decreased primarily due to decreased sales as previously described.  Education segment gross margin declined slightly primarily due to the fixed cost of coaches, who are salaried, on reduced revenues.

SG&A Expenses.  Education SG&A expense increased primarily due to investments in additional sales and sales-related personnel in late fiscal 2019 and early fiscal 2020.

Income Taxes

Our effective income tax expense rate for the three quarters ended May 31, 2020 was approximately 329 percent, compared with an income tax benefit rate of approximately 9 percent in the first three quarters of fiscal 2019.  The income tax expense for the first three quarters of fiscal 2020 was primarily due to a $10.2 million increase in the valuation allowance against our deferred income tax assets recorded during the third quarter, which was partially offset by a $1.8 million income tax benefit from the exercise of stock options in the second quarter of fiscal 2020.

We paid $1.7 million in cash for income taxes during the first three quarters of fiscal 2020.  We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the current environment of reduced sales and an uncertain path to economic recovery, a major priority of ours is the maintenance and preservation of liquidity.  Our cash and cash equivalents at May 31, 2020 remained strong and totaled $37.0 million.  During the third quarter of fiscal 2020, we drew down all of the available funds on our revolving credit facility to maximize our flexibility during this period of economic and operating uncertainty.  Of our $37.0 million in cash at May 31, 2020, $11.6 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business, available proceeds from our revolving line of credit facility, and term loans.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, contingent liability payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

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

We may use the proceeds from our 2019 Credit Agreement for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the agreement.  Our 2019 Credit Agreement contains customary representations and guarantees, as well as provisions for repayment and liens.  The 2019 Credit Agreement also includes the following financial covenants: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.  We believe that we were in compliance with the financial covenants and other terms applicable to the 2019 Credit Agreement at May 31, 2020.

On July 8, 2020, we entered into the First Modification Agreement to our 2019 Credit Agreement.  The primary purpose of the First Modification Agreement is to provide alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021.  These new temporary covenants are designed to prevent covenant compliance issues during the ongoing COVID-19 pandemic and expected economic recovery, and are described in more detail in Note 13 to the financial statements contained within this report on Form 10-Q.  The First Modification Agreement does not reduce available credit under the 2019 Credit Agreement and we believe the agreement will be beneficial to maintaining adequate levels of liquidity in future periods.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2020.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business.  Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Despite the operating difficulties resulting from the COVID-19 pandemic in the third quarter of fiscal 2020, our cash provided by operating activities for the three quarters ended May 31, 2020 was $18.7 million compared with $18.6 million in the first three quarters of fiscal 2019.  The increase was primarily due to improved operating results during the first half of fiscal 2020 and strong collections of accounts receivable during the third quarter.  Our collection of accounts receivable remained strong during the first three quarters of fiscal 2020 and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we are required to defer AAP and other subscription revenues over the lives of the underlying contracts, we invoice the entire contract amount and collect the associated receivable at the inception of the agreement.  However, due to decreased sales stemming from the COVID-19 pandemic in the third quarter of fiscal 2020, we expect to use significant amounts of cash to support operating activities in the fourth quarter of fiscal 2020.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2020 totaled $9.4 million.  The primary uses of cash for investing activities included additional investments in the development of our offerings, purchases of property and equipment in the normal course of business, and the purchase of a note receivable from a bank used as consideration for an amended license agreement with FCOP (Note 12).

We spent $3.4 million during the first three quarters of fiscal 2020 on the development of various content and offerings.  Our previous and ongoing investments in online capabilities proved to be valuable assets in the wake of the COVID-19 pandemic as were able to quickly transition a significant number of our onsite presentations to “live online” presentations.  We believe continued investment in our offerings and delivery capabilities is critical to our future success and we anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2020.

Our purchases of property and equipment totaled $3.3 million in the first three quarters of fiscal 2020, and consisted primarily of computer hardware, new furnishings to replace assets destroyed by a flood at our corporate headquarters, software, and leasehold improvements on leased office space.  As previously mentioned, we have previously and continue to invest in our content and delivery modalities, including the AAP and Leader in Me subscription services.  These electronic delivery methods have proved valuable as many clients have moved to remote workplaces due to the COVID-19 pandemic.  We will continue to invest in improved delivery modalities and currently anticipate that our purchases of property and equipment will total approximately $4.0 million in fiscal 2020.

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

Cash Flows From Financing Activities

During the first three quarters of fiscal 2020, our net cash provided by financing activities totaled $0.2 million.  Our primary sources of financing cash during fiscal 2020 included $14.9 million (the available credit) from our long-term revolving line of credit, a $5.0 million term loan which was available on our 2019 Credit Agreement, and $0.8 million of proceeds from participants in the employee stock purchase plan.  These sources of cash were partially offset by $13.8 million for purchases of our common stock for treasury, $5.5 million for principal payments on our term loans and financing obligation, and $1.2 million of cash used to pay contingent consideration liabilities from previous business acquisitions.

In December 2019, we purchased 284,608 shares of our common stock from Knowledge Capital for $10.1 million (Note 6) prior to the distribution of Knowledge Capital assets to its investors.  This purchase of shares from Knowledge Capital was completed under a separate Board of Directors authorization and will not be included in the November 15, 2019 authorized purchase plan described below.  We also purchased 103,117 shares of our common stock that were withheld for statutory income taxes on stock-based compensation awards, primarily stock options, which were exercised during the first and second quarters of fiscal 2020.  These withheld shares were valued at the market price on the date that the shares were distributed to participants.  The total fair value of the withheld shares was $3.6 million.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.   Our uses of financing cash during the remainder of fiscal 2020 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock for treasury.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2020 from current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures.  Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2019, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2020, our long-term obligations primarily consisted of term loans payable, amounts borrowed on our revolving credit agreement, a long-term lease agreement (financing obligation) on our corporate headquarters facility, and potential contingent consideration payments resulting from previous business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our term loans payable and line of credit facility is variable and was 2.6 percent at May 31, 2020.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the effective interest rate on our term loans outstanding and amounts borrowed against our revolving line of credit at May 31, 2020 would result in approximately $0.3 million of additional interest expense over the next 12 months.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.  We did not utilize any foreign currency or interest rate derivative instruments during the three quarters ended May 31, 2020.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2020 to March 31, 2020	-	$-	-	$39,824

April 1, 2020 to April 30, 2020	-	-	-	39,824

May 1, 2020 to May 31, 2020	-	-	-	39,824

Total Common Shares	-	$-	-

(1)
On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  We did not purchase any shares of our common stock during the quarter ended May 31, 2020 under the terms of this Board approved plan.

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

10.1
First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020 (incorporated by reference to Report on Form 8-K filed with the Commission on July 10, 2020).

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

FRANKLIN COVEY CO.

Date:	July 10, 2020	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 10, 2020	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)