Form 10-K
period 2020-08-31
FRANKLIN COVEY CO
filed 2020-11-16
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2331
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (801) 817-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.05 Par Value	FC	New York Stock Exchange

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
 Yes ☐   No ☑

As of February 28, 2020, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $378.2 million, which was based upon the closing price of $31.45 per share as reported by the New York Stock Exchange.

As of October 31, 2020, the Registrant had 14,025,413 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 22, 2021, are incorporated by reference in Part III of this Form 10-K.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties.  Statements about future sales, costs, margins, cost savings, foreign currency exchange rates, earnings, earnings per share, cash flows, plans, objectives, expectations, growth, profitability, or recovery from the COVID-19 pandemic are forward-looking statements based on management’s estimates, assumptions, and projections.  Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements.  These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed with the Securities and Exchange Commission (SEC) and elsewhere.  Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

Forward-looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of the date when made.  Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “the Company,” “Franklin Covey,” “us,” we,” and “our” refer to Franklin Covey Co. and its subsidiaries.

ITEM 1. BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior.  From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change.  We believe that our clients are able to utilize our content and offerings to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co.  Our consolidated net sales for the fiscal year ended August 31, 2020 totaled $198.5 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

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

During 2016, we introduced the All Access Pass (AAP), which we believe is a ground-breaking subscription service that allows our clients unlimited access to our content through an electronic portal.  We believe the AAP is a revolutionary and innovative way to deliver our content to clients of various sizes, including large, multinational organizations, in a flexible and cost-effective manner.  Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs.  Since the introduction of the All Access Pass, we have invested in additional implementation specialists to provide our clients with the direction necessary to create meaningful impact journeys using our tools and content.  An impact journey is a customized plan to utilize the content and offerings on the AAP to achieve a client’s specific goals and to provide them with the keys to obtain maximum value from the pass.  We have also translated All Access Pass materials into numerous additional languages, which allows the AAP to be used effectively by multinational entities and provides for greater international sales opportunities.  The AAP is primarily sold through our Enterprise Division.

In our Education Division, we have launched the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes use of Franklin Covey’s proprietary intellectual property.  The Leader in Me online service provides access to student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program.  We believe that the tools and resources available through the Leader in Me membership will provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

We believe that continued investments in personnel, content, and technological innovation are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings as previously described, we have sought to grow our sales through acquisitions of businesses and content licenses, and opening new international offices.  Over previous years, these activities have included the following:

•
License of “Multipliers” Leadership Content – During late fiscal 2019, we obtained a license to develop and sell leadership offerings based on the bestselling book Multipliers by Liz Wiseman.  We launched the new programs based on Multipliers content in August 2020.  The initial term of this license will expire on August 31, 2029.

•
New Offices in Germany, Switzerland, and Austria – During fiscal 2019, we acquired the former independent licensee that provided services in these countries and transitioned the operations into directly owned offices.  We believe that we will be able to significantly grow our business in these countries through this acquisition.

Impact of COVID-19 on Franklin Covey

COVID-19 was first identified in China during December 2019, and subsequently declared a pandemic by the World Health Organization.  Since its discovery, COVID-19 has surfaced in nearly all regions of the world and has produced travel restrictions and business slowdowns or shutdowns in affected areas.  As a result, COVID-19 has impacted our business globally, including our licensees, through office, government, and school closures.  In particular, these closures impacted our third and fourth quarters of fiscal 2020 as described throughout this Annual Report on Form 10-K for fiscal 2020.

After strong financial performance during the first two quarters of fiscal 2020, our financial results in the third and fourth quarters of fiscal 2020 were adversely impacted by the COVID-19 pandemic.  We closed our corporate offices and restricted travel to protect the health and safety of our associates and clients in an effort to slow the spread of the pandemic.  Our international direct offices also followed the same pattern of closures and restrictions on associate travel and delivery of our offerings.  These actions, and similar steps taken by most of our clients, resulted in decreased sales during the third and fourth quarters as previously scheduled onsite events, client-facilitated presentations, and coaching days were postponed or canceled.

However, during the widespread closure of offices, schools, and other gathering places, we accelerated our connection and engagement with clients through the use of our digital delivery systems, including the All Access Pass in the Enterprise Division and the Leader in Me subscription service in the Education Division.  Our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions.  To be successful in our industry, it is important to create effective learning environments for our clients and students, and we believe our previous investments in digital and remote delivery modalities are key to surviving and then thriving in the current environment.  According to the Training magazine 2020 Training Industry Report, most companies expect to retain at least some aspects of remote learning after the COVID-19 pandemic is over.  We believe our ability to deliver content and offerings over a broad array of modalities to suit a client’s needs will prove to be a valuable strategic advantage, and we believe these capabilities will accelerate our recovery from the effects of the pandemic and will generate increased opportunities in future periods.

Franklin Covey Services and Offerings

We operate globally with one common brand and a business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this high level of service we have sales and support associates in various locations around the United States and Canada, and operate wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria.  In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in 150 other countries and territories around the world.

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

3.
Global Capability – We not only operate domestically with sales personnel in the United States and Canada, but we also deliver content through our directly owned international offices and independently owned international licensees who deliver our content in countries not covered by a directly owned office.  This capability allows us to deliver content to a wide range of customers, from large multinational corporations to smaller local entities.

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

Our Industry and Clients

According to the Training magazine 2020 Training Industry Survey, the total size of the U.S. training industry is estimated to be $82.5 billion.  The training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes.  We believe our competitive advantages in this industry stem from our fully integrated principle-centered training offerings, our wide variety of delivery options, and various implementation tools to help organizations and individuals measurably improve their effectiveness.

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations of various sizes that offer services comparable with ours.  Based upon our annual sales, we believe that we are a significant competitor in the performance skills and education market.  Other significant comparative companies that compete with our Enterprise Division include: Design Dimension International, GP Strategies Corp., LinkedIn Learning, Center for Creative Leadership, SkillSoft, and Vital Smarts.  Our Education Division competes with entities such as: Character Counts, Responsive Classroom, 7 Mindsets, Second Step, and K12.

We believe that the principal competitive factors in the industry in which we compete include the following:

•	Quality of offerings, services, and solutions
•	Skills and capabilities of people
•	Innovative training and consulting services combined with effective products
•	Ability to add value to client operations
•	Reputation and client references
•	Pricing
•	Availability of appropriate resources
•	Global reach and scale
•	Branding and name recognition in our marketplace

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including the AAP and Leader in Me membership, digital presentations hosted by live presenters, live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, intellectual property licensing, other web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our offerings can have on our clients’ results.

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

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 640 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

Our Products and Sustainability

We offer training materials and related accessories in either digital or paper formats.  Our printed training materials are primarily comprised of paper, which we believe is a renewable and sustainable resource.  We purchase our training materials and related products from various vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available.  Our training materials are primarily warehoused and distributed from an independent warehouse facility located in Des Moines, Iowa.

Human Capital

Our mission is to enable greatness in people and organizations everywhere.  To fulfill that mission and successfully implement our strategy, we must attract, develop, and retain highly qualified associates for each role in the organization.  Our goal is to have every employee feel they are a valued member of a winning team doing meaningful work in an environment of trust.  To accomplish this goal, we are focused on attracting, developing, and retaining talent while looking through the lens of diversity, equity, and inclusion in each area.  The following is a description of our efforts to manage human capital within our organization.

Attracting Talent

Our recruiting team and hiring managers begin with the creation of detailed job descriptions, containing clearly outlined skills and experience, necessary for success in each role.  We believe these steps are essential to effectively interview for identifiable skillsets and not just “personality fits.”  We have historically attracted “mission driven” people who care deeply about making a difference in the world.  Our recruiting and hiring efforts cast a wide net when looking for candidates by partnering with many groups and agencies including, alumni organizations, multiple diversity job boards, diversity career fairs, the Utah Governor’s Committee on Employment of People with Disabilities and Business Relations, and ElevatHER – an organization designed to promote women in leadership.  Through these efforts, from June 1, 2019 through May 31, 2020, which are the annual dates of our Affirmative Action Plan year, over 71 percent of our new hires were women.  Currently, over 64 percent of our employee population are women and over 76 percent of our promotions during this same time period were women.

We also remain steadfast in our commitment to being an Affirmative Action Employer and have an objective to increase the population of our Black, Indigenous, and People of Color (BIPOC) employees.  In an effort to increase the population of BIPOC employees, we have expanded our recruitment efforts.  We hope to increase the number of BIPOC applicants to ensure we are hiring the most qualified people while increasing our diversity.  We are also actively engaged in ensuring that out employee promotions are fair and equitable.

Developing Talent

We currently have approximately 940 associates, nearly all of whom are full-time employees, around the world who are dedicated to providing the best service possible for our clients.  The diverse and global makeup of our workforce allows us to serve a variety of clients with different needs on a worldwide basis.  We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every employee feel they are a valued member of a winning team doing meaningful work in an environment of trust.  Franklin Covey is one of the premier training and consulting organizations in the world, and we develop and deliver various offerings, including leadership and individual effectiveness, to clients around the globe.  Our associates have unlimited access to our content and training through the All Access Pass, where they are able to experience the same high-quality solutions available to our clients.  During their first year, we encourage new associates to participate in our foundational offering, The 7 Habits of Highly Effective People, which is used as the cultural operating system for our organization.  We are currently delivering our new Unconscious Bias training to our associates.  This program is designed to strengthen organizations by promoting the inclusion of various viewpoints from the natural talents and abilities of its people regardless of race, sexual orientation, gender, religion, or other differences.

In the event an employee is struggling with reaching their goals or producing the results required of their role, a thoughtful and thorough performance plan is created and implemented by their manager and our Chief People Officer.  The intent of the performance plan is to help the associate recalibrate and bring their performance up to expectations.  Through this transparent coaching process, struggling employees have been able to learn how to improve their performance and become engaged, successful contributors in their role.  We believe this process strengthens our associate base while reducing the cost of finding and training new associates.

Retaining Talent

The war for talent is real, and talented people are always in high demand.  During the period of June 1, 2019 through May 31, 2020, our employee turnover rate in the United States and Canada was 10.7 percent, which we believe is reasonable for our industry and the make-up of our workforce.  To retain our associates, we believe it is critical to continually focus on making sure our employees are highly engaged and feel valued.  We address these retention efforts in a number of ways, including training our leaders in our solution entitled, The 6 Critical Practices for Leading a Team.  Our employee retention practices include holding consistent, effective one-on-one interviews, where leaders regularly take time to connect with their employees, and to understand what is working well for them and what is not working so well.  Based on these interviews, leaders are encouraged to “clear the path” of those things which may be holding the employee back.  We are also focused on creating a culture of feedback, where feedback for both leaders and employees is a normal and helpful part of how work gets done.  We believe these efforts are key to creating an atmosphere of continuous improvement.

Our compensation plans are audited periodically to confirm ongoing pay equity.  We provide a generous personal time off benefit as well as a flexible and inclusive holiday schedule, reflecting the diversity of our workforce and the celebration of various cultural and religious affiliations.  We also offer 100% salary continuance for up to 12 weeks in a rolling 12-month period, for qualifying medical leaves, and provide many other “employee minded” benefits.

Our focus on human capital has been a hallmark of FranklinCovey for decades, understanding that people truly are a company’s most valuable asset, and that culture is an organization’s ultimate competitive advantage.  In 2017, our Organization and Compensation Committee determined to make Talent Stewardship a standing agenda item at committee meetings.  The committee is actively involved in helping to determine best practices and implement new and innovative ways to help us continually improve in attracting, developing, and retaining top talent for Franklin Covey.

Information About Our Executive Officers

On November 7, 2019, we appointed Paul S. Walker as President and Chief Operating Officer of Franklin Covey Co. and on November 1, 2020, Scott J. Miller transitioned from his role as Executive Vice-President of Thought Leadership to that of an independent contractor and senior advisor to the Company’s thought leadership and marketing operations.  Each of the executive officers of Franklin Covey Co. listed below served with the described responsibilities throughout the fiscal year ended August 31, 2020:

M. Sean Covey, 56, currently serves as President of the Franklin Covey Education Division, and has led the growth of this Division from its infancy to its status today.  The Education Division works with thousands of education entities throughout the world in Higher Education and the K-12 market.  Mr. Covey previously ran the Franklin Covey international licensee network and has been an Executive Officer since September 2008.  Sean also served as the Executive Vice President of Innovations from 2003 to 2018, where he led the development of many of the Company’s offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores.  Previous to Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting.  Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution and the international bestseller The 7 Habits of Highly Effective Teens.  Sean graduated from Brigham Young University with a Bachelor’s degree in English and earned an MBA from Harvard Business School.

Colleen Dom, 58, was appointed to be the Executive Vice-President of Operations in September 2013.  Ms. Dom began her career with the Company in 1985 and served as the first “Client Service Coordinator,” providing service and seminar support for some of the Company’s very first clients.  Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations.  During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain.  Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth.  Prior to joining the Company, Colleen worked in retail management and in the financial investment industry.

C. Todd Davis, 63, is an Executive Vice President and Chief People Officer, and has been an Executive Officer since September 2008.  Todd has over 30 years of experience in training, training development, sales and marketing, human resources, coaching, and executive recruiting.  He has been with Franklin Covey for the past 24 years.  Previously, Mr. Davis was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program.  Todd also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization.  Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for 9 years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country.  Todd is the author of The Wall Street Journal’s best-selling book, Get Better: 15 Proven Practices to Build Effective Relationships at Work and co-author of The Wall Street Journal’s best-selling book, Everyone Deserves A Great Manager – The 6 Critical Practices for Leading A Team.

Scott J. Miller, 52, is the Executive Vice-President of Thought Leadership at Franklin Covey.  Mr. Miller, who has been with the Company for 24 years, was previously the Executive Vice-President of Business Development and Marketing and has served as an executive of the Company since March 2012.  Scott’s role as Executive Vice-President caps 12 years on our front line, working with thousands of client facilitators across many markets and countries.  Prior to his appointment as Vice-President of Business Development and Marketing, Mr. Miller served as the general manager of our central regional sales office for six years.  Scott originally joined the Covey Leadership Center in 1996 as a client partner with the Education Division.  Mr. Miller started his professional career with the Disney Development Company, the real estate development division of the Walt Disney Company, in 1992.  During his time with the Disney Development Company, Scott identified trends and industry best practices in community development, education, healthcare, architectural design, and technology.  Mr. Miller received a Bachelor of Arts in Organizational Communication from Rollins College in 1996.

Paul S. Walker, 45, is beginning his twenty-first year with Franklin Covey Co.  Today, Mr. Walker serves as the Company’s President and Chief Operating Officer.  Paul began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director.  In 2007, Mr. Walker became General Manager of the North America Central Region.  In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region.  In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where, prior to his current role, he served as Executive Vice President Global Sales and Delivery and as President of the Company’s Enterprise Division.  Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 67, has served as Chairman of the Board of Directors since June 1999 and as Chief Executive Officer of the Company since January 2000.  Mr. Whitman previously served as a director of the Covey Leadership Center from 1994 to 1997.  Prior to joining us, Mr. Whitman served as President and Co‑Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson.  Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 67, joined FranklinCovey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005.  Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years.  Mr. Young has more than 40 years of accounting and management experience and is a Certified Public Accountant.  Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

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

ITEM 1A.  RISK FACTORS

Our business environment, current domestic and international economic conditions, ongoing impacts from the COVID-19 pandemic, geopolitical circumstances, and other specific risks may affect our future business decisions and financial performance.  The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating our Company.

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

COVID-19 Pandemic Risks

Our results of operations have been adversely affected and could be materially impacted in the future by the COVID-19, or coronavirus, pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during fiscal 2020.  The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:  the duration, scope, and severity of the pandemic; the ability to create effective vaccines and effective therapeutic treatments; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients, including educational institutions, and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity and to access credit and capital markets as needed; and any closure of our offices.  Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in this section of our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Training Industry and Related Risks

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

•
Governmental entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts.  Findings from an audit may result in our being required to prospectively adjust previously agreed upon rates for our work, which may affect our future margins.

•
If a governmental client discovers improper activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government.

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

Cybersecurity and Information Technology Risks

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

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve.  For example, the European Union and the U.S. formally entered into a new framework in July 2016 that provided a mechanism for companies to transfer data from European Union member states to the U.S.  On July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the E.U.-U.S. Privacy Shield Framework on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States.  On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced E.U.-U.S. Privacy Shield framework to comply with the July 16 judgment of the Court of Justice.  The Privacy Shield and other data protection mechanisms face a number of legal challenges by both private parties and regulators, which may lead to uncertainty about the legal basis for data transfers across the Atlantic.  Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data.  Compliance may require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms.  Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

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

Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection.  For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which was effective on January 1, 2020.  The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches.  However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted.  Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.  Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

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

Liquidity and Capital Resource Risks

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors.  We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures.  Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness.  These alternative measures may be unsuccessful and we may not meet our scheduled debt service obligations.  In addition, the terms of existing or future debt agreements, including our 2019 Credit Facility and subsequent modifications, may restrict us from pursuing any of these alternatives.

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

Our secured credit agreement and subsequent modifications require us to be in compliance with customary non-financial terms and conditions as well as specified financial ratios.  Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts owed on the credit agreement.  Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

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

Public Company Risks

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

We may provide financial guidance to the public based upon expectations regarding our financial performance.  While we believe that our annual financial guidance provides investors and analysts with insight into our view of the Company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results.  If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be adversely affected.

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

General Business Risks

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of August 31, 2020, our principal executive offices in Salt Lake City, Utah occupy approximately 84,000 square feet of leased office space that is accounted for as a financing arrangement, which expires in 2025.  This facility accommodates our executive team and corporate administration, as well as other professionals.  The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion.  Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below.  These leased facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

U.S./Canada Sales Office
Columbus, Ohio

International Sales Offices
Banbury, England
Tokyo, Japan
China:  Beijing, Shanghai, Guangzhou, and Shenzhen

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2020, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations.  However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2020 or 2019.  Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the board deems relevant.  We currently anticipate that we will retain all available funds to repay our liabilities, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2020, we had 14,025,413 shares of common stock outstanding, which were held by 523 shareholders of record.  A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock by the Issuer

We did not have any purchases of our common stock during the fourth quarter of fiscal 2020.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  Through August 31, 2020, we have purchased 5,000 shares of our common stock for $0.2 million under the terms of this Board approved plan.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2015 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make or endorse any predictions as to our future stock performance.

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

August 31,	2020(1)	2019	2018	2017(2)	2016
In thousands, except per-share data

Income Statement Data:
Net sales	$198,456	$225,356	$209,758	$185,256	$200,055
Gross profit	145,370	159,314	148,289	122,667	133,154
Income (loss) from operations	3,058	2,655	(3,366)	(8,880)	13,849
Income (loss) before income taxes	796	592	(5,520)	(10,909)	11,911
Income tax benefit (provision)	(10,231)	(1,615)	(367)	3,737	(4,895)
Net income (loss)	(9,435)	(1,023)	(5,887)	(7,172)	7,016

Earnings (loss) per share:
Basic and diluted	$(.68)	$(.07)	$(.43)	$(.52)	$.47

Balance Sheet Data:
Total current assets	$101,664	$119,340	$100,163	$91,835	$89,741
Other long-term assets	15,611	10,039	12,935	16,005	13,713
Total assets	205,437	224,913	213,875	210,731	190,871

Long-term obligations	51,056	46,690	50,936	53,158	48,511
Total liabilities	145,984	142,899	133,375	125,666	97,156

Shareholders’ equity	59,453	82,014	80,500	85,065	93,715

Cash flows from operating activities	$27,563	$30,452	$16,861	$17,357	$32,665
_______________________

(1)
Our fiscal 2020 financial results were impacted by the COVID-19 pandemic, which adversely impacted sales during our third and fourth quarters as governments and individuals implemented measures to slow the spread of the virus, including widespread shut downs of economies, businesses, and schools.  We reevaluated our deferred tax assets during fiscal 2020.  Because of cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards.  Accordingly, we added $11.3 million to the valuation allowances on our deferred tax assets in fiscal 2020.  For more information on our income taxes, refer to the notes to our financial statements found in Item 8 of this report on Form 10-K.

(2)
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

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe they provide investors with greater transparency to evaluate operational activities and financial results.  For a reconciliation of our segment Adjusted EBITDA to net loss, a comparable GAAP measure, please refer to Note 16 Segment Information to our consolidated financial statements as presented in Item 8 of this Form 10-K.

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass, the Leader in Me membership, and other intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching.  We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location.

3.
Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria; and we contract with independent licensee partners who deliver our content and provide services in 150 countries and territories around the world.

We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, Multipliers, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, Leadership, and Education.  We believe that our offerings help individuals, teams, and entire organizations transform their results through achieving systematic, sustainable, and measurable changes in human behavior.  Our offerings are described in further detail at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report, and the descriptions found therein should not be viewed as a warranty or guarantee of results.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2020, fiscal 2019, and fiscal 2018 refer to the twelve-month periods ended August 31, 2020, 2019, 2018, and so forth.

Impact of COVID-19 Pandemic on Fiscal 2020

COVID-19 was first identified in China during December 2019, and subsequently declared a pandemic by the World Health Organization.  Since its discovery, COVID-19 has surfaced in nearly all regions around the world and has resulted in government-imposed travel restrictions and business slowdowns or shutdowns in affected areas.  As a result, COVID-19 has impacted our business globally, including our licensees, through office and school closures.  In particular, these closures impacted our third and fourth quarters of fiscal 2020 as described throughout this Annual Report on Form 10-K for fiscal 2020.

After strong financial performance during the first two quarters of fiscal 2020, our financial results in the third and fourth quarters of fiscal 2020 were adversely impacted by the COVID-19 pandemic and the resulting closure of offices and educational institutions throughout the United States and in the countries where we operate direct offices and contract with licensee partners to deliver our offerings.  We closed our corporate offices and restricted travel to protect the health and safety of our associates and clients in an effort to slow the spread of the pandemic.  Our international direct offices also followed the same pattern of closures and restrictions on associate travel and delivery of our offerings.  These actions, and similar steps taken by most of our clients, resulted in decreased sales during the third and fourth quarters as previously scheduled onsite events, client-facilitated presentations, and coaching days were postponed or canceled.

Despite the difficult economic environment in the second half of fiscal 2020, we were pleased with the continued strength of our subscription sales and the quick pivot to delivering content live-online and through our other digital modalities.  Our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions.  To be successful in our industry, it is important to create effective learning environments for our clients and students, and we believe our previous investments in digital and remote delivery modalities are key to surviving and then thriving in the current environment.  According to the Training magazine 2020 Training Industry Report, most companies expect to retain at least some aspects of remote learning after the COVID-19 pandemic is over.  We believe our ability to deliver content and offerings over a broad array of modalities to suit a client’s needs will prove to be a valuable strategic advantage, and we believe these capabilities will accelerate our recovery from the effects of the pandemic and will generate increased opportunities in future periods.  However, our recovery from the COVID-19 pandemic is dependent upon a number of factors, many of which are not within our control, such as the timing of re-opening national, state, and local economies; continuing effects of the pandemic on client operations; and other governmental responses to address the impacts of the pandemic.  We will continue to monitor these developments and their actual and potential impacts on our financial position, results of operations, and liquidity.

On March 27, 2020, in response to COVID-19, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  The CARES Act is a relief package consisting of various stimulus measures, such as tax payment deferrals, various business incentives, and makes certain technical corrections to the U.S. Tax Cuts and Jobs Act of 2017.  While beneficial to the economy and business overall, the enactment of the CARES Act and similar legislation in other countries throughout the world did not have a material impact on our fiscal 2020 consolidated financial statements.

Financial Overview

Our fiscal 2020 financial results are a tale of two halves.  After strong financial performance during the first two quarters of fiscal 2020, our financial results in the third and fourth quarters of fiscal 2020 were adversely impacted by the COVID-19 pandemic.  Financial results in the first two quarters of fiscal 2020 showed strong growth in revenues, operating results, and cash flows over the prior year.  Consolidated sales through February 29, 2020 grew 8 percent, with Enterprise Division sales increasing $5.0 million, or 6 percent, and Education Division revenues increasing $1.9 million, or 10 percent, compared with the prior year.  Cash flows from operating activities increased 30 percent over the first two quarters of fiscal 2019.  Then, as the COVID-19 outbreak expanded in March 2020 and developed into a global pandemic, most of the world’s governments enacted strict measures to prevent people from gathering or meeting in person.  While we were able to continue to deliver content through our digital modalities and recognize subscription revenues, the in-person meeting restrictions had a significant impact on all of our segment operations during the third and fourth quarters of fiscal 2020 as our clients transitioned to remote learning environments and previously scheduled training and coaching events were postponed or canceled.

Although the second half of fiscal 2020 was a difficult economic environment, our revenues were favorably impacted by the continued strength of our subscription business, including the All Access Pass (AAP) in the Enterprise Division and the Leader in Me membership in the Education Division.  Throughout the pandemic, our AAP sales have been strong and resilient as new pass sales and multi-year contract sales increased over the prior year.  During the third and fourth quarters of fiscal 2020, All Access Pass sales grew 15 percent compared with the prior year.  All Access Pass revenue retention remained strong and was over 90 percent for fiscal 2020.  Following the initial impact of the pandemic, our U.S.\Canada and governmental clients quickly transitioned to our digital delivery options, and by July our booking pace for add-on coaching and services was equal to that achieved in the prior year and then exceeded last year’s pace through August.  We remain optimistic that sales and revenue retention for All Access Pass subscription sales, and the booking pace for AAP-related add-on services will continue to be strong in future periods.  Our China and Japan direct offices and many of our licensee partners had just started to sell the All Access Pass and had not developed a strong base of subscription revenue at the onset of the pandemic.  These operations were highly dependent on the delivery of in-person training and stay-at-home restrictions made it necessary to reschedule nearly all of their training and coaching events.  As a result, sales declined disproportionately at these operations compared with our U.S./Canada operations.  However, these foreign offices are beginning to recover and we are optimistic that international momentum will continue to rebuild in fiscal 2021.  We were also encouraged by the performance of the Education Division in the third and fourth quarters of fiscal 2020.  Despite the significant uncertainties in educational funding as a result of the pandemic, nearly 2,200 schools renewed their Leader in Me memberships (a higher number than in fiscal 2019) and the Company added 320 new schools to the Leader in Me program.  We believe this performance from the Education Division was remarkable in the current education and economic environment.

Our subscription revenue grew 16 percent in fiscal 2020 compared with the prior year.  At August 31, 2020, we had $68.9 million of deferred revenue compared with $65.8 million at August 31, 2019.  Consolidated deferred revenue reported above at August 31, 2020 and August 31, 2019 includes $2.2 million and $3.6 million, respectively, of deferred revenue that was classified as long-term based on expected recognition.  At August 31, 2020, our unbilled deferred revenue grew 32 percent to $39.6 million compared with $29.9 million at the end of fiscal 2019.  At August 31, 2020, our deferred subscription revenue plus unbilled deferred subscription revenue totaled $100.2 million.  Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated net sales by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED AUGUST 31,	2020	% change	2019	% change	2018
Enterprise Division:
Direct offices	$139,780	(11)	$157,754	8	$145,890
International licensees	8,451	(34)	12,896	(3)	13,226
	148,231	(13)	170,650	7	159,116
Education Division	43,405	(11)	48,880	8	45,272
Corporate and other	6,820	17	5,826	8	5,370
Consolidated sales	$198,456	(12)	$225,356	7	$209,758

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs, materials used in the production of training products and related assessments, assembly, manufacturing labor costs, and freight.  Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, labor rates, changes in product discount levels, and freight costs.  Consolidated cost of sales in fiscal 2020 totaled $53.1 million compared with $66.0 million in fiscal 2019.  The decrease was primarily due to decreased sales in fiscal 2020 resulting from the COVID-19 pandemic as described above.  Our gross profit for the fiscal year ended August 31, 2020 was $145.4 million, compared with $159.3 million in fiscal 2019.  Our gross margin, which is gross profit as a percent of sales, increased to 73.3 percent compared with 70.7 percent primarily due to increased subscription and digital delivery revenues when compared with the prior year.

Our operating expenses in fiscal 2020 decreased $14.3 million compared with fiscal 2019.  The decrease was primarily due to a $10.6 million decrease in selling, general, and administrative (SG&A) expenses, and a $5.4 million decrease in stock-based compensation expense.  These decreases were partially offset by $1.6 million of restructuring costs.  Decreased SG&A expense was primarily related to decreased variable compensation such as commissions, bonuses, and incentives; decreased travel and entertainment; decreased contingent consideration liability expense; and cost savings from various areas of the Company’s operations in response to the pandemic-related reduction in sales.  We reevaluate our stock-based compensation instruments at each reporting date.  Due to the adverse impact of COVID-19 and uncertainties related to the expected recovery, we determined that certain tranches of previously granted performance awards would not vest prior to their expiration.  Based on our analyses, we reversed previously recognized stock-based compensation expense for these tranches during the third quarter of fiscal 2020, which resulted in a $0.6 million net credit to stock-based compensation for the year.  During the fourth quarter of fiscal 2020 we restructured certain areas of our operations to reflect changes in our strategy and client needs.  The restructuring costs totaled $1.6 million, which were comprised of severance costs for impacted personnel.

Our fiscal 2020 income from operations improved to $3.1 million compared with $2.7 million in fiscal 2019.  Fiscal 2020 pre-tax income was $0.8 million compared with $0.6 million in fiscal 2019, reflecting the items noted above.

Our effective income tax rate for fiscal 2020 was approximately 1,284 percent compared with an effective tax rate of approximately 273 percent in fiscal 2019.  The increased effective tax rate in fiscal 2020 was primarily due to $11.3 million of additional income tax expense from an increase in the valuation allowance against our deferred income tax assets, which was partially offset by a tax benefit resulting from the exercise of stock options by our CEO and CFO.  Our near break-even pre-tax income during fiscal years 2020 and 2019 greatly amplified the effect of non-temporary items on our effective tax rate in those years.

Net loss for the year ended August 31, 2020 was $(9.4) million, or $(.68) per share, compared with a loss of $(1.0) million, or $(.07) per share, in fiscal 2019.  Our Adjusted EBITDA in fiscal 2020 totaled $14.3 million compared with $20.6 million in fiscal 2019, reflecting the above-noted factors.  In constant currency, our fiscal 2020 Adjusted EBITDA was $14.7 million.

Further details regarding these items can be found in the comparative analysis of fiscal 2020 with fiscal 2019 as discussed within this management’s discussion and analysis.

Our liquidity, financial position, and capital resources remained strong during fiscal 2020.  At August 31, 2020, we had $27.1 million of cash, with no borrowings on our $15.0 million revolving credit facility, compared with $27.7 million of cash at August 31, 2019.  Cash flows from operating activities remained strong and totaled $27.6 million for fiscal 2020.  For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found in this management’s discussion and analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2019 compared with fiscal 2018, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on November 14, 2019.

Key Growth Objectives

As economies and businesses reopen and recover from the COVID-19 pandemic, we are optimistic that opportunities for growth and expansion will return both domestically and internationally.  In addition to recovery from the pandemic, we believe the following key factors will drive our growth in fiscal 2021 and beyond:

•
Best in Class Content and Solutions – We believe that our offerings are based on best-in-class content driven by best-selling books and world-class thought leadership.  Our content is focused on performance improvement through behavior-changing outcome oriented training.  These offerings are designed to build great and enduring organizations, build winning cultures, promote execution on major strategic initiatives, build leaders at all levels of an organization, and increase the individual and interpersonal effectiveness of people.  Our vision is to profoundly impact the way billions of people throughout the world live, work, and achieve their own great purposes.  We believe ongoing investment in our existing and new content will allow us to achieve this vision.

•
New Subscription Service Sales and the Renewal of Existing Client Contracts – Prior to the onset of the COVID-19 pandemic, we invested heavily in digital delivery of our content through our All Access Pass and Leader in Me subscription services.  These digital delivery platforms allow our content and offerings to be accessible at scale in a wide variety of organizations and schools, and provide compelling value propositions to our clients.  As organizations implement and utilize the content on the AAP and schools realize the benefits of the Leader in Me program, we believe that we create durable strategic relationships with our clients that encourage the renewal of subscription contracts.  We are focused on building strategic relationships with both new and existing clients to provide new subscription sales opportunities and renewal or expansion of existing subscription services with current clients.

•
Expand our Global Reach and Distribution – We are focused on consistently increasing the number of new client partners, consultants, coaches, and implementation specialists to increase our global reach and sales opportunities.  We have recently opened direct offices in Germany, Switzerland, and Austria, and we continue to seek out strong international licensees who can adapt and deliver our offerings in diverse geographic and cultural regions.  We believe our existing client partner model is a key driver of future growth as new client partners on average break even during their first year and make significant contributions to sales growth thereafter.  At August 31, 2020, we had 254 client partners compared with 245 at the end of fiscal 2019.

•
Most Impactful Thought Leadership – We believe that our offerings address some of the most significant challenges that organizations and individuals face.  However, we are not comfortable resting on past successes and we seek to engage individuals who can provide timely and impactful thought leadership on a variety of topics.  Over the past couple of years we have released six new bestselling books, including Get Better, Everyone Deserves a Great Manager, and Leading Loyalty.  During fiscal 2020 we developed and released new offerings based on the bestselling book Multipliers, by Liz Wiseman.  We also released a new offering entitled Unconscious Bias and will be releasing a new book to support this offering in early fiscal 2021.  To increase the visibility of our thought leadership, we have increased the number of books that we publish each year and we have significantly expanded our presence in podcasts, relevant white papers, and digital media.  We believe our ongoing efforts to strengthen our thought leadership will provide added opportunities in the training marketplace.

Other key factors that influence our operating results include:  the number of organizations that are active customers; the number of people trained within those organizations; the continuation or renewal of existing services contracts, especially subscription renewals; the availability of budgeted training spending at our clients and prospective clients, which, in certain content categories, can be significantly influenced by general economic conditions; client satisfaction with our offerings and services; the number and productivity of our international licensee operations; and our ability to manage operating costs necessary to develop and provide meaningful offerings and related products to our clients.

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

YEAR ENDED AUGUST 31,	2020	2019	2018
Sales	100.0	100.0	100.0
Cost of sales	26.7	29.3	29.3
Gross profit	73.3	70.7	70.7

Selling, general, and administrative	65.5	62.4	65.9
Stock-based compensation	(0.3)	2.1	1.4
Restructuring costs	0.8	-	-
Depreciation	3.4	2.8	2.4
Amortization	2.3	2.2	2.6
Total operating expenses	71.7	69.5	72.3
Income (loss) from operations	1.6	1.2	(1.6)
Interest income	0.0	0.0	0.0
Interest expense	(1.2)	(1.0)	(1.2)
Discount accretion on related party receivables	-	0.1	0.2
Income (loss) before income taxes	0.4	0.3	(2.6)

FISCAL 2020 COMPARED WITH FISCAL 2019 RESULTS OF OPERATIONS

Enterprise Division

Direct Offices Segment
The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria; our government services office; and other groups such as our coaching operations and books and audio media sales.  The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Year Ended August 31, 2020	% of Sales	Year Ended August 31, 2019	% of Sales	Change
Sales	$139,780	100.0	$157,754	100.0	$(17,974)
Cost of sales	31,636	22.6	40,999	26.0	(9,363)
Gross profit	108,144	77.4	116,755	74.0	(8,611)
SG&A expenses	90,450	64.7	97,300	61.7	(6,850)
Adjusted EBITDA	$17,694	12.7	$19,455	12.3	$(1,761)

Sales.  Our Direct Office segment had a strong start to fiscal 2020 in the first and second quarters of the fiscal year.  For the first two quarters of fiscal 2020, our U.S./Canada sales grew by $4.0 million, or 9 percent; government sales increased by $1.2 million, or 18 percent; and international direct office revenue grew by $0.3 million, or two percent, despite the early closure of our offices in China at the onset of COVID-19.  During the third and fourth quarters of fiscal 2020, our Direct Office segment sales were adversely impacted by the COVID-19 pandemic and restrictions on in-person training and gatherings.  However, sales of the Company’s AAP subscription service remained strong and increased 15 percent in the third and fourth quarters of fiscal 2020 compared with the prior year, and revenue retention remained above 90 percent for fiscal 2020.  We were very encouraged by sales of the All Access Pass in the second half of fiscal 2020 as clients were able to successfully utilize the digital delivery options available through the AAP.  Our foreign direct offices were significantly impacted by the COVID-19 pandemic as each of our foreign offices were closed for portions of the third and fourth quarters as mandated by their national governments.  As previously mentioned, our China and Japan offices had just started to sell AAP and had not built a significant base of deferred subscription revenue.  As a result, these offices were highly impacted by the closure of offices and restrictions on in-person gatherings and were a disproportionate share of the Direct Office decreased sales.  For fiscal 2020, our foreign direct office sales decreased $10.8 million or 28 percent, compared with the prior year and foreign exchange rates had a $0.3 million unfavorable impact on our direct office sales during the fiscal year.  We anticipate the events of fiscal 2020 will accelerate our Direct Offices’ transition to the All Access Pass in future periods, especially in China and Japan.  While we are optimistic about the future of our direct office channel and AAP revenues, our future financial performance is highly dependent upon economic recovery from the COVID-19 pandemic and the opening of national and regional economies.

Gross Profit.  Gross profit decreased due to sales activity during fiscal 2020 as described above.  Direct Office gross margin increased primarily due to the mix of services and products sold during fiscal 2020, which featured increased subscription sales as a percent of total sales and decreased onsite and facilitator sales.

SG&A Expenses.  Direct Office operating expenses decreased primarily due to reduced variable associate costs, including commissions, incentives, and bonuses on lower sales and reduced travel costs during the second half of the year.  These reductions were partially offset by associate costs from new sales and support personnel during the year.  Foreign exchange rates had a $0.1 million adverse impact on our direct office segment operating results during fiscal 2020.

International Licensees Segment
In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees.  The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Year Ended August 31, 2020	% of Sales	Year Ended August 31, 2019	% of Sales	Change
Sales	$8,451	100.0	$12,896	100.0	$(4,445)
Cost of sales	1,772	21.0	2,665	20.7	(893)
Gross profit	6,679	79.0	10,231	79.3	(3,552)
SG&A expenses	4,273	50.6	4,159	32.3	114
Adjusted EBITDA	$2,406	28.4	$6,072	47.0	$(3,666)

Sales.  International licensee revenues are primarily comprised of royalty revenues received from our licensee partners.  For fiscal 2020, our licensee revenues were impacted by the COVID-19 pandemic, which significantly reduced sales in the second half of the year as many licensee countries enacted economic and social restrictions that prohibited in-person presentations.  Prior to the full onset of the pandemic, our international licensee royalty revenue during the first two quarters of fiscal 2020 increased by $0.2 million compared with the prior year.  Many of our international licensees had just started to sell the All Access Pass at the onset of the pandemic and did not have a substantial base of deferred subscription revenue as these operations were primarily dependent upon live onsite training and coaching.  Due to the benefits of the All Access Pass, including its digital delivery platform and high revenue retention rates, we believe that our licensees will accelerate their transition to the All Access Pass in future periods, which we believe will provide significant benefits for our licensee partners and their clients.

Gross Profit.  Gross profit decreased due to an overall decrease in licensee revenues during fiscal 2020 as described above.  Licensee gross margin remained strong in fiscal 2020 and was consistent with the prior year.

SG&A Expenses.  International licensee SG&A expenses increased primarily due to additional bad debt expense related to expected collection issues in the wake of the COVID-19 pandemic.  Foreign exchange rates had an insignificant impact on our licensee sales and results of operations during fiscal 2020.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program.  The following comparative information is for our Education Division in the periods indicated (in thousands):

	Year Ended August 31, 2020	% of Sales	Year Ended August 31, 2019	% of Sales	Change
Sales	$43,405	100.0	$48,880	100.0	$(5,475)
Cost of sales	16,306	37.6	18,507	37.9	(2,201)
Gross profit	27,099	62.4	30,373	62.1	(3,274)
SG&A expenses	27,189	62.6	26,820	54.9	369
Adjusted EBITDA	$(90)	(0.2)	$3,553	7.3	$(3,643)

Sales.  Growth in our Education Division during the first half of fiscal 2020 was offset by decreased sales during the third and fourth quarters, which are generally the busiest months for our Education Division, resulting from the COVID-19 pandemic.  Despite the significant headwinds faced by educational institutions during the third and fourth quarters as schools closed, teaching moved online, and budgets were constrained, nearly 2,200 existing Leader in Me schools renewed their Leader in Me subscriptions (a number higher than in fiscal 2019) and 320 new schools became Leader in Me schools.  We believe these were remarkable achievements in the current education and economic environment.  During fiscal 2020, Leader in Me subscription revenues increased 11 percent compared with the prior year and our coaches delivered two percent more coaching days as clients pivoted to live on-line delivery of these days.  Although pandemic-related issues slowed the growth of new schools entering into Leader in Me agreements in fiscal 2020, we are optimistic that continued demand for the Leader in Me program will drive sales growth in future periods.  As of August 31, 2020, the Leader in Me program is used in over 4,200 schools and in over 50 countries.

Gross Profit.  Education segment cost of sales and gross profit decreased primarily due to sales activity as previously described.  Education Division gross margin remained strong at 62.4 percent and was consistent with the prior year’s 62.1 percent.

SG&A Expenses.  Education division SG&A expense increased primarily due to investments in additional sales and sales-related personnel in late fiscal 2019 and early fiscal 2020 to fuel growth that was eventually dampened by the continuing COVID-19 pandemic, and increased bad debt expense.  These increased costs were partially offset by reduced travel and commission expense resulting from travel restrictions and reduced revenues.  Education Division results of operations were adversely impacted by $0.2 million of unfavorable exchange rates compared with the prior year.

Other Expenses

Restructuring Costs – During the fourth quarter of fiscal 2020 we restructured certain information technology, corporate operational, and marketing functions.  We incurred $1.6 million of severance costs related to these restructuring activities.  At August 31, 2020, we had $1.2 million of remaining accrued restructuring costs, which are expected to be paid during fiscal 2021.

Depreciation – Depreciation expense increased $0.3 million compared with fiscal 2019 primarily due to the addition of new assets and investments in technology during fiscal 2020 and in prior years.  Based on previous property and equipment acquisitions, and expected capital additions during fiscal 2021, we expect depreciation expense will total approximately $6.5 million in fiscal 2021.

Amortization – Our amortization expense decreased $0.4 million compared with the prior year primarily due to the full amortization of certain intangible assets.  We expect the amortization of intangible assets will total approximately $4.5 million during fiscal 2021.

Income Taxes

Our effective income tax rate for fiscal 2020 was approximately 1,284 percent compared with an effective tax rate of approximately 273 percent in fiscal 2019.  The increased effective tax rate in fiscal 2020 was primarily due to $11.3 million of additional income tax expense from an increase in the valuation allowance against our deferred income tax assets, which was partially offset by the tax benefit resulting from the exercise of stock options by our CEO and CFO.  Our near break-even pre-tax income during fiscal years 2020 and 2019 greatly amplified the effect of non-temporary items on our effective tax rate in those years.

Although we paid $2.1 million in cash for income taxes during fiscal 2020, we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision as we utilize available net operating loss carryforwards and other deferred income tax assets.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2020 and 2019.  The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2020 (unaudited)
	November 30	February 29	May 31	August 31
Net sales	$58,613	$53,745	$37,105	$48,994
Gross profit	42,029	38,666	26,821	37,854
Selling, general, and administrative	39,399	36,221	24,150	29,636
Restructuring costs	-	-	-	1,636
Depreciation	1,619	1,653	1,652	1,739
Amortization	1,170	1,170	1,164	1,102
Income (loss) from operations	(159)	(378)	(145)	3,741
Income (loss) before income taxes	(760)	(922)	(748)	3,226
Net income (loss)	(544)	1,097	(10,968)	980

Net income (loss) per share:
Basic and diluted	$(.04)	$.08	$(.79)	$.07

YEAR ENDED AUGUST 31, 2019 (unaudited)
	November 30	February 28	May 31	August 31
Net sales	$53,829	$50,356	$56,006	$65,165
Gross profit	36,783	35,366	39,664	47,502
Selling, general, and administrative	34,644	35,925	38,713	36,037
Depreciation	1,554	1,697	1,556	1,558
Amortization	1,238	1,300	1,259	1,179
Income (loss) from operations	(653)	(3,556)	(1,864)	8,728
Income (loss) before income taxes	(1,257)	(3,927)	(2,418)	8,194
Net income (loss)	(1,357)	(3,517)	(2,024)	5,875

Net income (loss) per share:
Basic	$(.10)	$(.25)	$(.14)	$.42
Diluted	(.10)	(.25)	(.14)	.41

In normal operating years, our fourth quarter typically has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education Division (when school administrators and faculty have professional development days) and from increased sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, pandemics and other natural disasters, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

For more information on our quarterly results of operations, refer to our quarterly reports on Form 10-Q as filed with the SEC.  Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at August 31, 2020 totaled $27.1 million, with no borrowings on our $15.0 million revolving credit facility.  Of our $27.1 million in cash at August 31, 2020, $12.2 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), debt payments, contingent consideration payments from the prior acquisition of businesses, working capital expansion, and purchases of our common stock.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2020	2019	2018
Total cash provided by (used for):
Operating activities	$27,563	$30,452	$16,861
Investing activities	(11,865)	(6,873)	(10,634)
Financing activities	(16,557)	(5,932)	(4,679)
Effect of exchange rates on cash	297	(101)	(319)
Increase (decrease) in cash and cash equivalents	$(562)	$17,546	$1,229

Our Current Credit Agreement

On August 7, 2019, we entered into a new credit agreement (the 2019 Credit Agreement) with our existing lender, which replaced the amended and restated credit agreement, dated March 2011.  The 2019 Credit Agreement provides up to $25.0 million in term loans and a $15.0 million revolving line of credit, which expires in August 2024.  Upon entering into the 2019 Credit Agreement, we borrowed $20.0 million through a term loan and used the proceeds to repay all indebtedness under the Original Credit Agreement.  During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.

In anticipation of potential covenant compliance issues associated with the COVID-19 pandemic and the uncertainty of the economic recovery, on July 8, 2020, we entered into the First Modification Agreement to the 2019 Credit Agreement.  The primary purpose of the First Modification Agreement is to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021.  These new covenants consist of the following:

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

In addition to the new financial covenants described above, we are prohibited from making certain restricted payments, including dividend payments on our common stock and open-market purchases of our common stock until we have been in compliance with the previously existing financial covenants for two consecutive quarters.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement.  At August 31, 2020, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and the First Modification Agreement.

The previously existing financial covenants on the 2019 Credit Agreement, which include (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements remain in effect except for the quarterly periods covered by the First Modification Agreement.

In addition to our term loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.  For further information on our leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2020.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  For the fiscal year ended August 31, 2020, our cash provided by operating activities was $27.6 million compared with $30.5 million in fiscal 2019.  The decrease was primarily due to changes in working capital balances during fiscal 2020.  Our collection of accounts receivable remained strong during fiscal 2020, despite the COVID-19 pandemic, and provided a significant amount of cash to support operations, pay our obligations, and make critical investments.  Although we defer the recognition of AAP and other subscription revenues over the lives of the underlying contracts, we invoice the annual contract amount and collect the associated receivable at the inception of the agreement.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during the fiscal year ended August 31, 2020 totaled $11.9 million.  The primary uses of cash for investing activities included additional investments in the development of our offerings, purchases of property and equipment in the normal course of business, and the purchase of a note receivable from a bank used as consideration for an amended license agreement with FC Organizational Products (FCOP).

We spent $5.1 million during fiscal 2020 on the development of various content and offerings.  During fiscal 2020 we developed additional offerings for our Education Division and leadership content based on the best-selling book Multipliers, by Liz Wiseman.  The new Multipliers content was launched in August 2020.  We believe continued investment in our content and offerings is critical to our future success and we anticipate that our capital spending for curriculum development will total $4.5 million during fiscal 2021.

Our purchases of property and equipment totaled $4.2 million in fiscal 2020, and consisted primarily of computer hardware, new furnishings to replace assets destroyed by a flood at our corporate headquarters, software, and leasehold improvements on leased office space.  Our previous and ongoing investments in our digital delivery modalities, including the AAP and Leader in Me subscription services proved valuable as many of our clients have moved to remote workplaces due to the COVID-19 pandemic.  We will continue to invest in hardware and software to improve our digital delivery modalities, and currently anticipate that our purchases of property and equipment will total approximately $2.8 million in fiscal 2021.

In November 2019, we purchased $2.6 million of notes payable from a bank that were the obligations of FCOP.  We exchanged $3.2 million of receivables from FCOP, including the note payable purchased from the bank, to modify the term and royalty provisions of a long-term licensing agreement that is expected to increase our cash flows over the duration of the license agreement.  The licensing arrangement was assumed by Franklin Planner Corp., a new unrelated entity that purchased substantially all of the assets of FCOP in November 2019 (Refer to Note 17 to our consolidated financial statements for more information).

Cash Flows from Financing Activities

During the fiscal year ended August 31, 2020, we used $16.6 million of net cash for financing activities.  Our primary uses of financing cash during fiscal 2020 included $14.0 million for purchases of our common stock for treasury, $7.3 million for principal payments on our term loans and financing obligation, and $1.3 million of cash used to pay contingent consideration liabilities from previous business acquisitions.  These uses of cash were partially offset by proceeds from a $5.0 million term loan which was available on our 2019 Credit Agreement, and $1.0 million of proceeds from participants in our employee stock purchase plan.

In December 2019, we purchased 284,608 shares of our common stock from Knowledge Capital for $10.1 million prior to the distribution of Knowledge Capital assets to its investors.  This purchase of shares from Knowledge Capital was completed under a separate Board of Directors authorization and is not included in the November 15, 2019 authorized purchase plan described below.  We also purchased 109,896 shares of our common stock that were withheld for statutory income taxes on stock-based compensation instruments, primarily stock options, which were exercised during fiscal 2020.  These withheld shares were valued at the market price on the date that the shares were distributed to participants.  The total fair value of the withheld shares was $3.7 million.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.   Our uses of financing cash during fiscal 2021 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock for treasury.  However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2021 from current cash balances, future cash flows from operating activities, and available borrowings from our revolving line of credit.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  At August 31, 2020, we had $15.0 million of available borrowing capacity on our revolving line of credit.  Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  The COVID-19 pandemic has created uncertainty in capital markets, which may limit our ability to access liquidity on terms favorable to us, or at all.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations over the next 12 months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of repayment of term loan obligations; lease payments on our corporate headquarters campus (reported as a financing obligation); short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; expected contingent consideration payments from business acquisitions; and minimum lease payments.  At August 31, 2020, our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Term loans payable to bank(1)	$5,605	$5,430	$5,255	$5,080	$-	$-	$21,370
Required lease payments on corporate campus	3,798	3,874	3,952	4,031	3,301	-	18,956
Purchase obligations	4,761	-	-	-	-	-	4,761
Jhana contingent consideration payments(2)	845	998	1,128	381	-	-	3,352
Minimum operating lease payments	751	208	121	97	87	14	1,278
RGP contingent consideration payments(2)	816	-	-	-	-	-	816
Total expected contractual obligation payments	$16,576	$10,510	$10,456	$9,589	$3,388	$14	$50,533

(1)	Payment amounts shown include interest at 3.5 percent, which is the current rate on our term loan obligations under the 2019 Credit Agreement and the First Modification Agreement.

(2)
The payment of contingent consideration resulting from prior business acquisitions is based on current estimates and projections.  We reassess the fair value of estimated contingent consideration payments each quarter based on available information.  The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

Our contractual obligations presented above exclude uncertain tax positions totaling $1.6 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our uncertain tax positions, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies that we used to prepare our consolidated financial statements are outlined primarily in Note 1 and in Note 2 (revenue recognition policies) to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).  For the All Access Pass, judgment is required to determine whether the intellectual property and web-based functionality and content are considered distinct and accounted for separately, or not distinct and accounted for together.

We have determined to account for the AAP as a single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer.  This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the All Access Pass platform.

Judgment is required to determine the stand-alone selling price (SSP) for each distinct performance obligation in a revenue contract.  Where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP.  The SSP is the price which we would sell a promised product or service separately to a customer. In determining the SSP, we consider the size and volume of transactions, price lists, historical sales, and contract prices.  We may modify our pricing from time-to-time in the future, which could result in changes to the stand-alone selling price.

Stock-Based Compensation

Our shareholders have approved performance-based long-term incentive plans (LTIPs) that provide for grants of stock-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based upon the achievement of specified performance objectives during defined service periods.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the expected vesting dates and number of shares expected to be awarded based upon actual and estimated financial results of the Company compared with the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the new estimated probable number of common shares to be awarded.

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  These forecasted amounts may be difficult to predict over the life of the LTIP awards due to changes in our business, such as from the introduction of subscription-based services, or other external factors, such as the COVID-19 pandemic, and their impact on our financial results.  Events such as these may leave some previously approved performance measures obsolete or unattainable.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and number of common shares to be awarded under the LTIP grants as described above.  For example, the impact of and expected recovery from the COVID-19 pandemic resulted in a significant reversal of previously recognized performance award stock-based compensation expense during the third quarter of fiscal 2020.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts and may adversely impact our financial results.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2020 would decrease our reported income from operations by approximately $0.4 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Valuation of Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset originated from the merger with the Covey Leadership Center in 1997 and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and related products, and international licensee royalties.

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

Due to the impact of COVID-19, we tested goodwill for impairment during the third quarter of fiscal 2020 and at August 31, 2020 at the reporting unit level using a quantitative approach.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).  The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing during fiscal 2020, we determined that no impairment existed at August 31, 2020, as each reportable operating segment’s estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period.  Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, during fiscal 2020 we recorded approximately $49,000 of net decreases to the fair value of our contingent consideration liabilities compared with $1.3 million of increases during fiscal 2019.  Changes to the fair value of contingent consideration liabilities are recorded as a component of selling, general, and administrative expenses.

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

For example, in consideration of the relevant accounting guidance, we reevaluated our deferred tax assets during fiscal 2020 and considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized.  Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance indicating that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, which are primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards.  Accordingly, we increased the valuation allowance against our deferred tax assets in fiscal 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the consolidated financial statements for information on recent accounting pronouncements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2020, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments.  Derivatives are financial instruments that derive their value from one or more underlying financial instruments.  As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.  In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument.  However, during the fiscal years ended August 31, 2020, 2019, and 2018, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our 2019 Credit Agreement, a long-term lease agreement (financing obligation) associated with the previous sale of our corporate headquarters, amounts borrowed on our revolving credit facility, deferred income taxes, and contingent consideration payments resulting from our business acquisitions.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments.  The effective interest rate on the term loans and our revolving line of credit facility was 3.5 percent at August 31, 2020, and we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on our term loans payable at August 31, 2020 would result in approximately $0.2 million of additional interest expense in fiscal 2021.  We did not have borrowings on our revolving credit facility at August 31, 2020.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.  Our other long-term liabilities do not include an interest component.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Franklin Covey Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2020, of the Company and our report dated November 16, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company's change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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
November 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Franklin Covey Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the "Company") as of August 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
November 16, 2020

We have served as the Company's auditor since 2016.

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2020	2019
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$27,137	$27,699
Accounts receivable, less allowance for doubtful accounts of $4,159 and $4,242	56,407	73,227
Inventories	2,974	3,481
Prepaid expenses	3,646	3,906
Other current assets	11,500	11,027
Total current assets	101,664	119,340

Property and equipment, net	15,723	18,579
Intangible assets, net	47,125	47,690
Goodwill	24,220	24,220
Deferred income tax assets	1,094	5,045
Other long-term assets	15,611	10,039
	$205,437	$224,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,600	2,335
Accounts payable	5,622	9,668
Income taxes payable	-	764
Deferred subscription revenue	59,289	56,250
Other deferred revenue	7,389	5,972
Accrued liabilities	22,628	23,555
Total current liabilities	102,528	103,544

Term notes payable, less current portion	15,000	15,000
Financing obligation, less current portion	14,048	16,648
Other liabilities	9,110	7,527
Deferred income tax liabilities	5,298	180
Total liabilities	145,984	142,899

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	211,920	215,964
Retained earnings	49,968	59,403
Accumulated other comprehensive income	641	269
Treasury stock at cost, 13,175 shares and 13,087 shares	(204,429)	(194,975)
Total shareholders’ equity	59,453	82,014
	$205,437	$224,913

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,	2020	2019	2018
In thousands, except per-share amounts

Net sales	$198,456	$225,356	$209,758
Cost of sales	53,086	66,042	61,469
Gross profit	145,370	159,314	148,289

Selling, general, and administrative	129,979	140,530	138,280
Stock-based compensation	(573)	4,789	2,846
Restructuring costs	1,636	-	-
Depreciation	6,664	6,364	5,161
Amortization	4,606	4,976	5,368
Income (loss) from operations	3,058	2,655	(3,366)

Interest income	56	37	104
Interest expense	(2,318)	(2,358)	(2,676)
Discount accretion on related-party receivables	-	258	418
Income (loss) before income taxes	796	592	(5,520)
Provision for income taxes	(10,231)	(1,615)	(367)
Net loss	$(9,435)	$(1,023)	$(5,887)

Net loss per share:
Basic and diluted	$(0.68)	$(0.07)	$(0.43)

Weighted average number of common shares:
Basic and diluted	13,892	13,948	13,849

COMPREHENSIVE LOSS:
Net loss	$(9,435)	$(1,023)	$(5,887)
Foreign currency translation adjustments, net of income
tax benefit (provision) of $16, $(5), and $(75)	372	(72)	(326)
Comprehensive loss	$(9,063)	$(1,095)	$(6,213)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2020	2019	2018
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,435)	$(1,023)	$(5,887)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	11,270	11,359	10,525
Amortization of capitalized curriculum development costs	3,949	4,954	5,280
Deferred income taxes	9,094	(1,051)	(2,535)
Stock-based compensation expense	(573)	4,789	2,846
Change in the fair value of contingent consideration liabilities	(49)	1,334	1,014
Amortization of right-of-use operating lease assets	331	-	-
Changes in assets and liabilities, net of effect of acquired businesses:
Decrease (increase) in accounts receivable, net	17,142	(1,770)	(5,679)
Decrease (increase) in inventories	552	(260)	157
Decrease in receivable from related party	26	535	213
Decrease (increase) in prepaid expenses and other assets	(767)	32	(1,335)
Increase (decrease) in accounts payable and accrued liabilities	(5,464)	2,932	1,746
Increase in deferred revenue	2,806	8,828	11,613
Increase (decrease) in income taxes payable/receivable	(794)	889	109
Decrease in other liabilities	(525)	(1,096)	(1,206)
Net cash provided by operating activities	27,563	30,452	16,861

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,183)	(4,153)	(6,528)
Capitalized curriculum development costs	(5,082)	(2,688)	(2,998)
Purchase of note receivable from bank (Note 17)	(2,600)	-	-
Acquisition of businesses, net of cash acquired	-	(32)	(1,108)
Net cash used for investing activities	(11,865)	(6,873)	(10,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	14,870	82,282	93,391
Payments on line of credit borrowings	(14,870)	(93,619)	(86,431)
Proceeds from term notes payable financing	5,000	20,000	-
Principal payments on term notes payable	(5,000)	(12,813)	(6,250)
Principal payments on financing obligation	(2,335)	(2,092)	(1,868)
Purchases of common stock for treasury	(13,971)	(12)	(2,006)
Payment of contingent consideration liabilities	(1,297)	(653)	(2,323)
Proceeds from sales of common stock held in treasury	1,046	975	808
Net cash used for financing activities	(16,557)	(5,932)	(4,679)
Effect of foreign currency exchange rates on cash and cash equivalents	297	(101)	(319)
Net increase (decrease) in cash and cash equivalents	(562)	17,546	1,229
Cash and cash equivalents at beginning of the year	27,699	10,153	8,924
Cash and cash equivalents at end of the year	$27,137	$27,699	$10,153

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,057	$1,778	$2,512
Cash paid for interest	2,280	2,386	2,655

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$35	$410	$1,018
License rights acquired through royalties payable financing	4,009	-	-
Use of notes receivable to modify revenue contract (Note 17)	3,246	-	-
Consideration for business acquisition from liabilities of acquiree	-	798	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2017	27,056	$1,353	$212,484	$69,456	$667	(13,414)	$(198,895)
Issuance of common stock from
treasury			(3,702)			337	4,510
Purchase of treasury shares						(105)	(2,006)
Restricted share award			(348)			23	348
Stock-based compensation			2,846
Cumulative translation
adjustments					(326)
Net loss				(5,887)
Balance at August 31, 2018	27,056	1,353	211,280	63,569	341	(13,159)	(196,043)
Issuance of common stock from
treasury			321			43	654
Purchase of treasury shares						1	(12)
Restricted share award			(426)			28	426
Stock-based compensation			4,789
Cumulative translation
adjustments					(72)
Cumulative effect of new
accounting principle				(3,143)
Net loss				(1,023)
Balance at August 31, 2019	27,056	1,353	215,964	59,403	269	(13,087)	(194,975)
Issuance of common stock from
treasury			(3,138)			291	4,184
Purchase of treasury shares						(400)	(13,971)
Restricted share award			(333)			21	333
Stock-based compensation			(573)
Cumulative translation
adjustments					372
Net loss				(9,435)

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in organizational performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, The Four Disciplines of Execution, and Multipliers, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues, and expenses.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in our prior period financial statements to conform with the current period presentation.  On our consolidated statements of operations and comprehensive loss for the fiscal years ended August 31, 2019 and 2018, we have separately presented stock-based compensation, which was previously included within selling, general, and administrative expense (Note 12).

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at either August 31, 2020 or 2019.  Of our $27.1 million in cash at August 31, 2020, $12.2 million was held outside the U.S. by our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

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

AUGUST 31,	2020	2019
Finished goods	$2,947	$3,434
Raw materials	27	47
	$2,974	$3,481

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  In assessing the valuation of our inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, and other factors that could affect the valuation of our inventories.

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2020	2019
Deferred commissions	$8,897	$8,337
Other current assets	2,603	2,690
	$11,500	$11,027

We defer commission expense on subscription-based sales and recognize the commission expense with the recognition of the corresponding revenue.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 7), is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2020	2019
Land and improvements	$1,312	$1,312
Buildings	30,038	30,038
Machinery and equipment	900	1,162
Computer hardware and software	29,691	28,665
Furniture, fixtures, and leasehold
improvements	9,129	8,409
	71,070	69,586
Less accumulated depreciation	(55,347)	(51,007)
	$15,723	$18,579

We expense costs for repairs and maintenance as incurred.  Gains and losses resulting from the sale of property and equipment are recorded in income or (loss) from operations.  Depreciation of capitalized subscription portal costs is included in depreciation expense in the accompanying consolidated statements of operations and comprehensive loss.  During fiscal 2018, we capitalized $0.1 million of interest expense in connection with the installation of our new enterprise resource planning system and the development of our improved All Access Pass (AAP) portal.

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2020 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the periods presented in this report.

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.  An annual (or interim test if events and circumstances indicate a test should be performed) goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  We tested goodwill for impairment at August 31, 2020 at the reporting unit level using a quantitative approach.  The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired.  If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we are required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.  Based on the results of our goodwill impairment testing, we determined that no impairment existed at either of August 31, 2020 or 2019 as each reporting unit’s estimated fair value exceeded its carrying value.  We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.  For more information regarding our intangible assets and goodwill, refer to Note 5.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Our capitalized curriculum development spending in fiscal 2020, which totaled $5.1 million, was primarily for various Education practice offerings and courses for the All Access Pass, including new Multipliers content.  Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $8.1 million and $7.0 million at August 31, 2020 and 2019.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated statements of operations and comprehensive loss.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2020	2019
Accrued compensation	$9,597	$14,003
Other accrued liabilities	13,031	9,552
	$22,628	$23,555

Contingent Consideration Payments from Business Acquisitions

Business acquisitions may include contingent consideration payments based on various future financial measures related to the acquired entity.  Contingent consideration is required to be recognized at fair value as of the acquisition date.  We estimate the fair value of these liabilities based on financial projections of the acquired company and estimated probabilities of achievement.  Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value.  Changes in fair value subsequent to the acquisition date are reported in selling, general, and administrative expense in our consolidated statements of operations and comprehensive loss, and may have a material impact on our operating results.  Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving various payment criteria.

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.1 million, $0.2 million, and $0.5 million for the fiscal years ended August 31, 2020, 2019, and 2018, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive loss.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on September 1, 2018 using the modified retrospective method (see also Note 2).

Prior to the adoption of Topic 606, we recognized revenue when: 1) persuasive evidence of an arrangement existed, 2) delivery of the product occurred or the services were rendered, 3) the price to the customer was fixed or determinable, and 4) collectability was reasonably assured.  These principles governed our revenue recognition policies and procedures for fiscal 2018 as presented in this report.  For training and service sales, these conditions were generally met upon presentation of the training seminar or delivery of the consulting services based upon daily rates.  For most of our product sales, these conditions were met upon shipment of the product to the customer.  For intellectual property license sales, the revenue recognition conditions were generally met at the later of delivery of the content to the client or the effective date of the arrangement.  Our subscription revenues from the All Access Pass and the Leader in Me membership were recognized over the duration of the underlying contracts since our clients had the right to content updates during the contracted period.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Refer to the disaggregated revenue information presented in Note 16 for our royalty revenues in the fiscal years presented in this report.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated statements of operations and comprehensive loss based upon their fair values over the requisite service period.  For more information on our stock-based compensation plans, refer to Note 12.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $3.3 million, $4.6 million, and $6.9 million for the fiscal years ended August 31, 2020, 2019, and 2018.

Restructuring Costs

During the fourth quarter of fiscal 2020, we restructured certain information technology, central operations, and marketing functions.  We incurred $1.6 million of severance costs related to these restructuring activities.  At August 31, 2020, we had $1.2 million of remaining accrued restructuring costs, which are expected to be paid during fiscal 2021.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted.  A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Interest and penalties related to uncertain tax positions are recognized as components of income tax benefit or expense in our consolidated statements of operations and comprehensive loss.

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

Accounting Pronouncements Issued and Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC) Topic 840, Leases.  The new guidance requires lessees to recognize a lease liability and corresponding right-of-use asset for all leases greater than 12 months.  Recognition, measurement, and presentation of expenses depends upon whether the lease is classified as a finance or operating lease.  We adopted the new lease guidance prospectively on September 1, 2019.  As part of the adoption of ASU 2016-02, we elected to apply the package of practical expedients, which allows us to not reassess prior conclusions related to lease classification, not to recognize short-term leases on our balance sheet, and not to separate lease and non-lease components for our leases.  On September 1, 2019, the adoption of ASU 2016-02 resulted in the recognition of $1.5 million of lease liabilities and right-of-use assets on our consolidated balance sheets for operating leases.  For lessors, accounting for leases is substantially the same as in prior periods and there was no impact from the adoption of ASU 2016-02 for those leases where we are the lessor.  Refer to Note 8, Leases for further information on our leasing activity.

The lease on our corporate campus has historically been accounted for as a financing obligation and related building asset on our consolidated balance sheets, as the contract did not meet the criteria for application of sale-leaseback accounting under previous leasing guidance.  In transition to Topic 842, we reassessed whether the contract met the sale criteria under the new leasing standard.  Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we will continue to account for the corporate campus lease as a finance obligation on our consolidated balance sheet in future periods.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The core principle of this standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The new standard replaces numerous individual, industry-specific revenue rules found in generally accepted accounting principles in the United States.  We adopted ASU No. 2014-09 on September 1, 2018 using the “modified retrospective” approach.  Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced our retained earnings by $4.1 million ($3.1 million, net of tax) on September 1, 2018, which primarily consisted of initial licensing fees on international locations.  The comparative period information for fiscal 2018 has not been restated and continues to be presented according to accounting standards for revenue recognition in effect during that fiscal year.

The primary impact of ASU No. 2014-09 on our revenue recognition policies is a change in the way we account for our initial license fee associated with licensing an international location.  The Company previously recorded the non-refundable initial license fee from licensing an international location as revenue at the time the license period begins if all other revenue requirements had been met.  However, under Topic 606, the Company recognizes revenue on the upfront license fees over the duration of the contract.

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

The following line items in our consolidated statement of operations and comprehensive loss were impacted by the adoption of the new revenue recognition standard for the year ended August 31, 2019 (in thousands, except per-share data):

	August 31,	August 31,
	2019	2019	Impact of
	As Reported	Without ASC 606	ASC 606
Net sales	$225,356	$225,222	$134
Cost of sales	66,042	66,042	-
Selling, general, and administrative	140,530	140,540	(10)
Income tax provision	(1,615)	(1,580)	(35)
Net loss	(1,023)	(1,132)	109

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)

Selected consolidated balance sheet line items as of August 31, 2019, which were impacted by the adoption of the new standard, were as follows (in thousands):

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

Accounting Pronouncements Issued Not Yet Adopted

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This accounting standard changes the methodology for measuring credit losses on financial instruments, including trade accounts receivable, and the timing of when such losses are recorded.  ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  We expect to adopt the provisions of ASU No. 2016-13 on September 1, 2020 and do not expect this guidance to have a material impact on our financial position, results of operations, and disclosures.

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

We account for revenue in accordance with ASC Topic 606, which was adopted on September 1, 2018 using the modified retrospective method (Note 1).  We earn revenue from contracts with customers primarily through the delivery of our All Access Pass and the Leader in Me membership subscription offerings, through the delivery of training days and training course materials (whether digitally or in person), and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office.  We also earn revenues from leasing arrangements that are not accounted for under Topic 606.  Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

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

Services and Products

We deliver Company-led training days from our offerings, such as The 7 Habits of Highly Effective People, at a customer’s location or live-online based upon a daily consultant rate and a set price for training materials.  These revenues are recognized as the training days occur and the services are performed.  Customers also have the option to purchase training materials and present our offerings through internal facilitators and not through the use of a Franklin Covey consultant.  Revenue is recognized from these product sales when the materials are shipped.  Shipping revenues associated with product sales are recorded in revenue with the corresponding shipping cost being recorded as a component of cost of sales.

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

Our Leader in Me offering is bifurcated into a portal membership obligation and a coaching delivery obligation.  We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed.  The combined contract amount is recorded in deferred subscription revenue until the performance obligations are satisfied.  Any additional coaching or training days which are contracted independent of the Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as previously described.

Royalties

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each reporting period based upon the sales information reported to us from our licensees.  When sales information is not received from a particular licensee at the end of a reporting period, the Company estimates the amount of royalties to be received for the period that is being reported based upon prior forecasts and historical performance.  These estimated royalties are recorded as revenue and are adjusted in the subsequent period.

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

Contract Balances

As described above, subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement.  The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts.  We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered.  As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets.  Our receivables are generally collected within 30 to 120 days but typically no longer than 12 months.  Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings.  Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are also a component of our consolidated deferred revenue.  Our deferred revenue totaled $68.9 million at August 31, 2020 and $65.8 million at August 31, 2019, of which $2.2 million and $3.6 million were classified as components of other long-term liabilities at August 31, 2020 and August 31, 2019, respectively.  The amount of deferred revenue that was generated from subscription offerings totaled $60.6 million at August 31, 2020 and $58.2 million at August 31, 2019.  During the fiscal years ended August 31, 2020 and 2019, we recognized $86.5 million and $74.7 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period.  Topic 606 introduced the concept of remaining transaction price which represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods.  Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts.  At August 31, 2020 we had $100.2 million of remaining performance obligations, including $60.6 million of deferred revenue related to our subscription offerings.  The remaining performance obligation does not include other deferred revenue as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings.  These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits.  As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue.  At August 31, 2020, we have capitalized $9.7 million of direct commissions, of which $8.9 million is included in other current assets and $0.8 million is in other long-term assets based on the expected recognition of the commission expense.  At August 31, 2019, we had $9.0 million of capitalized direct sales commissions with $8.3 million included in other current assets and $0.7 million included in other long-term liabilities.  During the fiscal year ended August 31, 2020, we capitalized $13.7 million of commission costs to obtain revenue contracts and amortized $13.0 million of deferred commissions to selling, general, and administrative expense.

During fiscal 2020, we recorded $3.2 million of consideration paid for an amendment to the license agreement with FC Organizational Products (Note 17) as a capitalized cost of the license and will reduce our royalty revenue from this license agreement by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.

Refer to Note 16 (Segment Information) to these consolidated financial statements for our disaggregated revenue information.

3.	BUSINESS ACQUISITIONS

On December 5, 2018, we purchased all of the equity of Leadership Institut GmbH, a Munich, Germany based company with wholly owned subsidiary companies in Switzerland and Austria.  Leadership Institut GmbH previously operated as an independent licensee that provided our training and products to Germany, Switzerland, and Austria (GSA).  We transitioned the GSA licensee operation into a directly owned office operation during fiscal 2019.  The purchase price was $0.2 million in cash, plus $0.8 million in forgiveness of liabilities owed to the Company from the pre-existing relationship at the purchase date.  There is no contingent or other additional consideration associated with the purchase of the former GSA licensee.  We accounted for the acquisition of Leadership Institut Gmbh as a business combination in the second quarter of fiscal 2019.  We incurred costs for severance, legal, and other related acquisition expenses which totaled $0.5 million and were expensed in selling, general, and administrative expense during fiscal 2019.  The acquisition of the GSA licensee provides us the opportunity to operate a directly owned office in one of the world’s largest economic markets and is expected to provide significant future growth opportunities.  The total purchase price consisted of the following (in thousands):

Cash paid at closing	$159
Accounts receivable from GSA licensee	798
Total purchase price	$957

The major classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

Cash acquired	$127
Accounts receivable	564
Inventories	80
Prepaid expenses and other current assets	45
Intangible assets	741
Property and equipment	27
Other long-term assets	11
Assets acquired	1,595

Accounts payable	(208)
Accrued liabilities	(383)
Income taxes payable	(47)
Liabilities assumed	(638)
$957

The allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

Description	Amount	Weighted Average Life
Reacquisition of license rights	$360	3 years
Localized content	202	3 years
Customer relationships	179	3 years
	$741

We have included the financial results of the former GSA licensee in our financial results since the date of acquisition.  The acquisition of the former GSA licensee was immaterial to our financial statements and pro forma financial information was not deemed necessary for this acquisition.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  We determine the allowance for doubtful accounts using historical write-off experience based on the age of the receivable balances, current general economic conditions, and other specific factors which may delay collection, such as the COVID-19 pandemic.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectability.  If the risk of non-collection increases for our receivable balances, there may be additional charges to expense to increase the allowance for doubtful accounts.

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

YEAR ENDED
AUGUST 31,	2020	2019	2018
Beginning balance	$4,242	$3,555	$2,310
Charged to costs and expenses	2,023	1,212	2,029
Deductions	(2,106)	(525)	(784)
Ending balance	$4,159	$4,242	$3,555

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  Recoveries of amounts previously written off were insignificant for the periods presented.

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2020	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$62,327	$(50,749)	$11,578
License rights	32,137	(21,321)	10,816
Customer lists	20,280	(18,926)	1,354
Acquired technology	3,568	(3,568)	-
Trade names	2,036	(1,759)	277
Non-compete agreements and other	759	(659)	100
	121,107	(96,982)	24,125
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$144,107	$(96,982)	$47,125

AUGUST 31, 2019
Finite-lived intangible assets:
Acquired content	$62,307	$(48,449)	$13,858
License rights	28,099	(20,063)	8,036
Customer lists	20,266	(18,450)	1,816
Acquired technology	3,568	(3,149)	419
Trade names	2,036	(1,602)	434
Non-compete agreements and other	758	(631)	127
	117,034	(92,344)	24,690
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$140,034	$(92,344)	$47,690

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2020 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

Acquired content	1 to 7 years	25 years
License rights	2 to 9 years	26 years
Customer lists	1 to 6 years	12 years
Acquired technology	None	3 years
Trade names	1 to 3 years	5 years
Non-compete agreements and other	1 to 7 years	4 years

Our aggregate amortization expense from finite-lived intangible assets totaled $4.6 million, $5.0 million, and $5.4 million for the fiscal years ended August 31, 2020, 2019, and 2018.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2021	$4,492
2022	4,025
2023	3,054
2024	3,054
2025	3,053

Multipliers License Rights

We obtained an exclusive license (with certain exceptions) to develop and sell leadership offerings based on the bestselling book Multipliers, by Liz Wiseman.  We launched the new Multipliers-based offerings in August 2020, which started minimum required royalty payments of $0.6 million per year through the expiration of the initial term of the license on August 31, 2029.  The initial term of the Multipliers license may be extended over an additional five years, subject to the provisions of the license agreement.  In August 2020, we recorded an increase to our intangible assets of $4.0 million, which is the present value of the minimum required royalty payments discounted at 5.0 percent.  We will amortize the Multipliers license rights on a straight-line basis over the initial license period, which ends on August 31, 2029.

Goodwill

There were no changes to our consolidated goodwill balance during fiscal 2020 and we do not have any accumulated impairment charges against the carrying value of our goodwill.  At August 31, 2020 and 2019, goodwill was allocated to our segments as shown below (in thousands):

Direct offices	$16,825
International licensees	5,065
Education practice	2,330
$24,220

6.	TERM LOANS PAYABLE AND REVOLVING LINE OF CREDIT

On August 7, 2019, we entered into a new credit agreement (the 2019 Credit Agreement) with our existing lender, which replaced the amended and restated credit agreement dated March 2011 (the Original Credit Agreement).  The 2019 Credit Agreement provides up to $25.0 million in term loans and a $15.0 million revolving line of credit.  Upon entering into the 2019 Credit Agreement, we borrowed $20.0 million of the available term loan and used the proceeds to repay all indebtedness under the Original Credit Agreement.

During November 2019, we borrowed the remaining $5.0 million of available term loan capacity on the 2019 Credit Agreement.

The 2019 Credit Agreement is secured by substantially all of the assets of the Company and certain of our subsidiaries, and contains customary representations, warranties, and covenants.  We incurred approximately $0.1 million of legal fees to obtain the 2019 Credit Agreement.

First Modification Agreement

To address potential covenant compliance issues associated with the uncertainties surrounding the economic recovery from the COVID-19 pandemic, on July 8, 2020, we entered into the First Modification Agreement to the 2019 Credit Agreement.  The primary purpose of the First Modification Agreement is to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021.  These new covenants consist of the following:

1.	Minimum Liquidity – We must maintain consolidated minimum liquidity of not less than $13.0 million from August 31, 2020 through February 28, 2021 and $8.0 million at May 31, 2021.

2.
Minimum Adjusted EBITDA – We must maintain rolling four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) not less than the amount set forth below at the end of the specified quarter (in thousands).

Quarter Ending	Amount
August 31, 2020	$11,000
November 30, 2020	8,500
February 28, 2021	5,000
May 31, 2021	15,000

Adjusted EBITDA for purposes of this calculation may not be the same as reported by the Company in our earnings releases.  The amounts in the table above exclude amortization of capitalized development costs which is classified in cost of sales.

3.	Capital Expenditures – We may not make capital expenditures, including capitalized development costs, in an amount exceeding $8.5 million in aggregate for any fiscal year.

In addition to the new financial covenants described above, we are prohibited from making certain restricted payments, including dividend payments on our common stock and open-market purchases of our common stock until we have been in compliance with the previously existing financial covenants for two consecutive quarters.  The available credit on the revolving line of credit remains the same as under the 2019 Credit Agreement.

Interest on all borrowings under the 2019 Credit Agreement is due and payable on the first day of each month.  Our interest rate under the First Modification Agreement increased to LIBOR plus 3.0 percent from LIBOR plus 1.85 percent under the original 2019 Credit Agreement.  Our unused credit commitment fee under the First Modification Agreement increased from 0.2 percent to 0.5 percent.  The effective interest rate on our term loan obligations was 3.5 percent at August 31, 2020 and 4.1 percent at August 31, 2019.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement.  At August 31, 2020, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and the First Modification Agreement.

The previously existing financial covenants, which include (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements remain in effect except for the quarterly periods covered by the First Modification Agreement.

Term Loans Payable

As previously described, we have borrowed the available $25.0 million of term loans on the 2019 Credit Agreement.  Principal payments of $1.25 million are due and payable on the first day of each January, April, July, and October until the term loans obligation is repaid in 2024.  At August 31, 2020, the principal payments due on our term loans are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2021	$5,000
2022	5,000
2023	5,000
2024	5,000
$20,000

Revolving Line of Credit

The key terms and conditions of our revolving line of credit associated with the 2019 Credit Agreement are as follows:

•	Available Credit – $15.0 million less outstanding standby letters of credit, which totaled $10,000 at August 31, 2020.

•	Maturity Date – August 7, 2024.

•
Interest Rate – The effective interest rate is LIBOR plus 3.0 percent per annum and the unused commitment fee on the line of credit is 0.5 percent per annum.  The interest rate and commitment fee were modified by the First Modification Agreement as described above.

We did not have any borrowings on the revolving line of credit at either August 31, 2020 or 2019.

7.	FINANCING OBLIGATION

We previously sold our corporate headquarters campus located in Salt Lake City, Utah, and entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement contains six additional five-year renewal options that allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and we have no legal ownership of the property, the applicable accounting guidance prohibited us from recording the transaction as a sale since we subleased a significant portion of the property that was sold.  In transition to the new lease accounting guidance in ASC 842, we reassessed whether the contract met the sale criteria under the new leasing standard.  Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we will continue to account for the corporate campus lease as a financing obligation on our consolidated balance sheet in future periods.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2020	2019
Financing obligation payable in
monthly installments of $315 at
August 31, 2020, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$16,648	$18,983
Less current portion	(2,600)	(2,335)
Total financing obligation,
less current portion	$14,048	$16,648

Future principal maturities of our financing obligation were as follows at August 31, 2020 (in thousands):

YEAR ENDING
AUGUST 31,
2021	$2,600
2022	2,887
2023	3,199
2024	3,538
2025	4,424
Thereafter	-
$16,648

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2021	$3,798
2022	3,874
2023	3,952
2024	4,031
2025	3,301
Thereafter	-
Total future minimum financing
obligation payments	18,956
Less interest	(3,620)
Present value of future minimum
financing obligation payments	$15,336

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

Lessee Obligations

In the normal course of business, we rent office space, primarily for international sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories, and certain office equipment such as copiers.  All of these leases are classified as operating leases.  Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term.  Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  For operating leases, expense is recognized on a straight-line basis over the lease term.  We do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term.  At August 31, 2020, we had operating leases with remaining terms ranging from less than one year to approximately five years.  The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet Caption	Amount
Assets:
Operating lease right of use assets	Other long-term assets	$1,203

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	695
Long-Term:
Operating lease liabilities	Other long-term liabilities	508
		$1,203

Weighted Average Remaining Lease Term:
Operating leases (years)		2.7

Weighted Average Discount Rate:
Operating leases		4.2%

In fiscal 2020, we obtained $1.5 million of right-of-use operating lease assets in exchange for operating lease liabilities.  Future minimum lease payments under our operating leases at August 31, 2020, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2021	$751
2022	208
2023	121
2024	97
2025	87
Thereafter	14
Total operating lease payments	1,278
Less imputed interest	(75)
Present value of operating lease liabilities	$1,203

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Total rent expense recorded in selling, general, and administrative expense from our lease agreements totaled $1.5 million, $1.5 million, and $1.6 million for the fiscal years ended August 31, 2020, 2019, and 2018.

As previously disclosed in our fiscal 2019 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of August 31, 2019 were as follows (in thousands):

YEAR ENDING
AUGUST 31,
2020	$752
2021	472
2022	112
2023	97
2024	79
Thereafter	92
$1,604

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants.  These sublease agreements are accounted for as operating leases.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of our corporate campus was $36.0 million, which had a carrying value of $5.9 million at August 31, 2020.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2020, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2021	$3,965
2022	3,720
2023	2,085
2024	1,551
2025	1,292
Thereafter	-
$12,613

Sublease revenue totaled $3.9 million, $3.9 million, and $3.5 million during the fiscal years ended August 31, 2020, 2019, and 2018.

9.	COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

Effective July 1, 2016, we entered into a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa.  Under the terms of this contract, we paid a fixed charge of approximately $19,000 per month for account management services and variable charges for other warehousing services based on specified activities, including shipping charges.  The warehouse charges may be increased each year of the contract based upon changes in the Employment Cost Index.  The original warehousing and distribution contract expired on June 30, 2019, and we extended the contract with essentially the same terms until June 30, 2020.  We are currently negotiating a new warehouse services agreement with the same facility in Des Moines and expect that contract to be completed in fiscal 2021.  Until a new agreement is reached, we are accounting for these services on a month-to-month basis.

During fiscal years 2020, 2019, and 2018, we expensed $2.1 million, $3.1 million, and $2.9 million for services provided under the terms of our warehouse and distribution outsourcing contract.  The total amount expensed each year includes freight charges, which are billed to us based upon activity.  Freight charges included in the warehouse and distribution outsourcing costs totaled $1.3 million, $2.1 million, and $1.9 million during the fiscal years ended August 31, 2020, 2019, and 2018.  Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2020, we had open purchase commitments totaling $4.8 million for products and services to be delivered primarily in fiscal 2021.

Letters of Credit

At August 31, 2020 and 2019, we had standby letters of credit totaling $10,000 and $0.1 million.  These letters of credit were required to secure commitments for certain insurance policies.  No amounts were drawn on the letters of credit at either August 31, 2020 or August 31, 2019.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2020, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.

Treasury Stock

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock.  The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date.  During fiscal 2020, we purchased 5,000 shares of our common stock for $0.2 million under the terms of this Board approved plan.  The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements.  We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

The cost of common stock purchased for treasury as shown on our consolidated statement of cash flows for the year ending August 31, 2020 is comprised of 284,608 shares purchased from Knowledge Capital Investment Group (Note 17), 109,896 shares withheld for statutory income taxes on various stock-based compensation plans, and 5,000 shares purchased under the terms of our fiscal 2020 Board-approved purchase plan described above.  The shares withheld for income taxes were valued at the market price on the date the stock-based plan shares were distributed to participants, which totaled $3.7 million.  For the fiscal years ended August 31, 2019 and 2018, we withheld 561 shares and 104,699 shares for statutory taxes on stock-based compensation awards, which had a total market value of approximately $12,000 and $2.0 million, respectively.

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

The book values of our financial instruments at August 31, 2020 and 2019 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2020 or 2019, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2020, our debt obligations consisted primarily of a variable-rate term note payable.  Our term note payable and revolving line of credit (Note 6) are negotiated components of our 2019 Credit Agreement, which was completed in August 2019 and modified in July 2020.  Accordingly, the applicable interest rates on the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

We have contingent consideration liabilities arising from previous business acquisitions.  We measure the fair values of our contingent consideration liabilities at each reporting date based on valuation models as described below.  Changes to the fair value of the contingent consideration liabilities are recorded as components of our selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss in the period of adjustment.  The fair value of the contingent consideration liabilities from the acquisition of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the fiscal year ended August 31, 2020 (in thousands):

		Change in
AUGUST 31,	2019	Fair Value	Payments	2020
RGP contingent liability	$1,761	$(445)	$(500)	$816
Jhana contingent liability	3,468	396	(797)	3,067
	$5,229	$(49)	$(1,297)	$3,883

At each quarterly reporting date, we estimate the fair value of the contingent liabilities from both the RGP and Jhana acquisitions through the use of Monte Carlo simulations.  Based on the timing of expected payments, all of the RGP and $0.8 million of the Jhana contingent consideration liabilities were recorded as components of accrued liabilities on our consolidated balance sheet at August 31, 2020.  The remainder of our contingent consideration liabilities are classified as other long-term liabilities.  The following additional information is for our recurring contingent consideration liabilities shown above.

Robert Gregory Partners – The purchase price of RGP included contingent consideration payments to its former owners of up to $4.5 million, based on the achievement of specified levels of EBITDA and the delivery of “add-on coaching services content” for our AAP as set forth in the purchase agreement.  During fiscal 2019, we amended the RGP acquisition agreement to reflect events and implementation issues that have occurred since the acquisition date.  The amended contract increased the contingent consideration liability from the RGP acquisition by $1.1 million during the third quarter of fiscal 2019, but did not increase the total amount of contingent consideration potentially payable to the former owners of RGP.  The fair value of the RGP contingent consideration is considered a Level 3 measurement because we estimate qualifying revenues and expected growth rates at each valuation date.  The measurement period of the RGP contingent consideration ends on May 31, 2021 and the following range of growth rates were used to calculate the initial fair value of the contingent consideration:

	Likely	Minimum	Maximum
RGP growth rate - Year 1	14.8%	(12.0)%	35.0%
RGP growth rate - Year 2	10.0%	(12.0)%	35.0%
RGP growth rate - Year 3	10.0%	(12.0)%	35.0%

Add-on services growth rate - Year 1	60.0%	(20.0)%	130.0%
Add-on services growth rate - Year 2	50.0%	(20.0)%	130.0%
Add-on services growth rate - Year 3	40.0%	(20.0)%	130.0%

Jhana Education – On July 11, 2017, we acquired the stock of Jhana.  The purchase price included potential contingent consideration of $7.2 million through the measurement period, which ends in July 2026.  The fair value of the Jhana contingent consideration is a Level 3 measurement because we estimate projected consolidated Company and AAP sales over the measurement period.  Changes in expected qualifying revenues over the measurement period influence the timing and amount of these contingent payments to the former owners of Jhana.

12.     STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, restricted stock awards, stock options, fully-vested stock awards, and employee stock purchase plan (ESPP) shares.  The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 25, 2019, our shareholders approved the Franklin Covey Co. 2019 Omnibus Incentive Plan (the 2019 Plan), which authorized an additional 700,000 shares of common stock for issuance to employees and members of the Board of Directors as stock-based payments.  A more detailed description of the 2019 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 20, 2018.  At August 31, 2020, the 2019 Plan had approximately 511,000 shares available for future grants.

Our employee stock purchase plan (ESPP) is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018.  For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017.  At August 31, 2020, we had approximately 862,000 shares available for purchase by plan participants under the terms of the current shareholder-approved ESPP.

The total compensation expense of our stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Performance awards	$(1,518)	$3,853	$2,034
Restricted stock awards	700	700	642
Compensation cost of the ESPP	185	176	155
Fully vested stock awards	60	60	15
	$(573)	$4,789	$2,846

At each quarterly or annual reporting date, we evaluate number and probability of shares expected to vest in each of our performance-based long-term incentive plan (LTIP) awards and adjust our stock-based compensation expense to correspond with the number of shares expected to vest over the anticipated service period.  Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and the uncertainties surrounding the recovery of the world’s economies and our business, we determined that the LTIP award tranches which are based on qualified Adjusted EBITDA for our fiscal 2015, 2016, 2017, 2019, and 2020 LTIP awards would not vest before the end of the respective service periods.  We therefore reversed the previously recognized stock-based compensation expense associated with these awards during fiscal 2020, which resulted in a credit to stock-based compensation for the year.

No stock-based compensation was capitalized during the fiscal years presented in this report.  We recognize forfeitures of stock-based compensation instruments as they occur.  During fiscal 2020, we issued 311,452 shares of our common stock from shares held in treasury for various stock-based compensation arrangements.  Our stock-based compensation plans allow shares to be withheld from the award to pay statutory income tax liabilities.  We withheld 109,896 shares of our common stock (Note 10) for statutory income taxes during fiscal 2020.

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

No LTIP awards vested to participants during fiscal 2020 or fiscal 2019.  The following is a description of our performance-based LTIP awards as of August 31, 2020.

Fiscal 2020 LTIP Award – On October 18, 2019, the Compensation Committee of the Board of Directors granted a new LTIP award to our executive officers and members of senior management.  The fiscal 2020 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) the achievement of specified levels of qualified Adjusted EBITDA; and 3) the achievement of specified levels of subscription service sales.  Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures.  The number of shares granted in this tranche totals 25,101 shares.  The remaining two tranches of the award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period ended August 31, 2022.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) up to 200 percent of the participant’s award (maximum threshold).  The maximum number of shares that may be awarded in connection with these tranches totals 150,630 shares.  The fiscal 2020 LTIP has a three-year life and expires on August 31, 2022.

Fiscal 2019 LTIP Award – On October 1, 2018, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management, which is similar to the fiscal 2020 LTIP described above.  The fiscal 2019 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) the achievement of certain levels of qualified Adjusted EBITDA; and 3) the achievement of certain levels of subscription service sales.  Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures.  The number of shares granted in this tranche totals 36,470 shares.  The remaining two tranches of the fiscal 2019 award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period ended August 31, 2021.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum threshold) up to 200 percent of the participant’s award (maximum threshold).  The maximum number of shares that may be awarded in connection with these tranches totals 218,818 shares.  The fiscal 2019 LTIP has a three-year life and expires on August 31, 2021.

Fiscal 2019 Time-Based Award – On January 25, 2019, the Compensation Committee approved an incentive plan award for the Chief Executive Officer, Chief Financial Officer, and Chief People Officer that has a two-year time-based vesting (service) condition.  A total of 11,915 shares were issued to the participants in connection with this award.  The fair value of this award was calculated by multiplying the number of shares times the closing price of the Company’s common stock on the grant date, which was $24.54 per share.  The fair value of this award totals $0.3 million, which is being expensed evenly over the two-year service period.

Fiscal 2018 LTIP Award – On November 14, 2017, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management.  The fiscal 2018 LTIP award has three tranches, which consist of the following:  1) shares that vest after three years of service; 2) the achievement of specified levels of qualified Adjusted EBITDA; and 3) the achievement of specified levels of subscription service sales.  Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures.  The number of shares granted in this tranche totals 42,883 shares.  The remaining two tranches of the fiscal 2018 award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period ended August 31, 2020.  The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award up to 200 percent of the participant’s award.  The maximum number of shares that may be awarded in connection with these tranches totals 257,300 shares.  Based on financial results achieved in the three-year period ended August 31, 2020, a total of 221,067 shares were earned by participants in the fiscal 2018 LTIP.  The shares earned in the fiscal 2018 LTIP were distributed to participants in the first quarter of fiscal 2021.

Fiscal 2017 LTIP Award – On October 18, 2016, the Compensation Committee granted performance-based awards for our executive officers and members of senior management.  A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter gross All Access Pass sales.  As of August 31, 2020, four tranches of this award have vested, totaling 97,803 shares.  The 2017 LTIP has a six-year life and expires on August 31, 2022.

Fiscal 2016 LTIP Award – The fiscal 2016 LTIP was granted on November 12, 2015, to our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of Organizational Development Suite (OD Suite) offerings.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.  As of August 31, 2020, four tranches of the fiscal 2016 LTIP have vested to participants, totaling 123,348 shares.  The 2016 LTIP has a six-year life and expires on August 31, 2021.

Fiscal 2015 LTIP Award – During fiscal 2015, the Compensation Committee granted a performance-based award for our executive officers and certain members of senior management.  A total of 112,464 shares were eligible to be awarded to participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and increased sales of OD Suite sales.  As of August 31, 2020, a total of 59,980 shares, or four tranches, of the fiscal 2015 LTIP vested to participants.  The 2015 LTIP had a six-year life that concluded on August 31, 2020 and the remaining award tranches, totaling 52,484 shares, expired unvested to the participants.

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

We issued 21,420 shares, 28,525 shares, and 23,338 shares of our common stock to eligible members of the Board of Directors during fiscal 2020, fiscal 2019, and fiscal 2018 as restricted stock awards.  The fair value of shares awarded to the directors was $0.7 million in each of fiscal 2020, fiscal 2019, and fiscal 2018 as calculated on the grant date of the awards.  The corresponding compensation cost of each award is recognized over the service period of the award, which is one year.  The cost of the common stock issued from treasury for these awards was $0.3 million in fiscal 2020, $0.4 million in fiscal 2019, and $0.3 million in fiscal 2018.  The following information applies to our restricted stock awards for the fiscal year ended August 31, 2020:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Restricted stock awards at
August 31, 2019	28,525	$24.54
Granted	21,420	32.68
Forfeited	-	-
Vested	(28,525)	24.54
Restricted stock awards at
August 31, 2020	21,420	$32.68

At August 31, 2020, there was $0.2 million of unrecognized compensation cost on our restricted stock awards, which is expected to be recognized over the remaining service period of approximately four months.  The total recognized income tax benefit from restricted stock awards totaled $0.2 million for each of the years ended August 31, 2020, 2019, and 2018.  The intrinsic value of our restricted stock awards at August 31, 2020 was $0.4 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  At August 31, 2020, there was no remaining unrecognized compensation expense related to our stock options and the remaining stock options outstanding expire in January 2021.  Information related to our stock option activity during the fiscal year ended August 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2019	568,750	$11.67
Granted	-	-
Exercised	(350,000)	11.73
Forfeited	-	-
Outstanding at August 31, 2020	218,750	$11.57	0.4	$1,787

Options vested and exercisable at
August 31, 2020	218,750	$11.57	0.4	$1,787

The stock options exercised during fiscal 2020 were exercised on a net basis (no cash was paid to exercise the options) and we withheld 102,656 shares of our common stock for statutory income taxes, which had a fair value of $3.6 million.  The intrinsic value of the exercised options totaled $8.0 million and we recognized an income tax benefit of $1.8 million from the exercise of these options.  No options were exercised during either fiscal 2019 or 2018.

The following additional information applies to our stock options outstanding at August 31, 2020:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2020	Life (Years)	Exercise Price	2020	Exercise Price
$9.00	31,250	0.4	$9.00	31,250	$9.00
$10.00	62,500	0.4	$10.00	62,500	$10.00
$12.00	62,500	0.4	$12.00	62,500	$12.00
$14.00	62,500	0.4	$14.00	62,500	$14.00
	218,750			218,750

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  ESPP participants purchased a total of 41,409 shares, 43,073 shares, and 40,941 shares our stock during the fiscal years ended August 31, 2020, 2019, and 2018, which had a corresponding cost basis of $0.6 million each year.  We received cash proceeds for these shares from ESPP participants totaling $1.0 million in fiscal 2020; $1.0 million during fiscal 2019; and $0.8 million in fiscal 2018.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance.  The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career.  During fiscal 2020, four employees qualified for this award program; four individuals qualified in fiscal 2019; and one individual qualified for this award in fiscal 2018.

13.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $2.3 million, $2.2 million, and $2.1 million during the fiscal years ended August 31, 2020, 2019, and 2018, respectively.  We do not sponsor or participate in any defined-benefit pension plans.

Non-Qualified Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2020 and 2019, the cost basis of the shares of our common stock held by the rabbi trust was $0.1 million and $0.2 million.  Shares of our common stock held in the rabbi trust are included as components of treasury stock on the accompanying consolidated balance sheets.

14. INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Current:
Federal	$(15)	$93	$29
State	(87)	(14)	210
Foreign	(1,145)	(2,745)	(2,947)
	(1,247)	(2,666)	(2,708)

Deferred:
Federal	2,306	3,112	1,426
State	98	102	(314)
Foreign	(77)	(120)	(281)
Operating loss carryforward	(50)	(1,625)	2,636
Adjustment for changes in U.S.
income tax rates	-	-	1,654
Valuation allowance	(11,261)	(418)	(2,780)
	(8,984)	1,051	2,341
	$(10,231)	$(1,615)	$(367)

The allocation of our total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Net loss	$(10,231)	$(1,615)	$(367)
Other comprehensive income (loss)	16	(5)	(75)
	$(10,215)	$(1,620)	$(442)

Income (loss) before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
United States	$3,062	$(1,910)	$(8,960)
Foreign	(2,266)	2,502	3,440
	$796	$592	$(5,520)

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated statements of operations and comprehensive loss were as follows:

YEAR ENDED AUGUST 31,	2020	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%	25.7%
State income taxes, net of federal effect	16.9	(5.4)	2.6
Effect of change in U.S. federal tax rate	-	-	30.0
Valuation allowance	(1,412.9)	(70.8)	(50.4)
Executive stock options	199.9	-	-
Foreign jurisdictions tax differential	1.4	(72.8)	(6.8)
Tax differential on income subject to both U.S. and foreign taxes	11.9	(64.7)	2.3
Uncertain tax positions	13.8	34.0	(5.1)
Non-deductible executive compensation	(18.2)	(8.8)	(2.7)
Non-deductible meals and entertainment	(22.3)	(52.9)	(8.9)
Payout of deferred compensation (NQDC)	6.1	0.3	4.4
Other	(59.3)	(10.7)	2.2
	(1,283.7)%	(272.8)%	(6.7)%

Due to the near break-even amount of pre-tax income during fiscal 2020 and 2019, the effect of non-temporary items on our effective income tax rate was greatly amplified.

In consideration of the relevant accounting guidance, we reevaluated our deferred tax assets during fiscal 2020 and considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized.  Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance indicating that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards.  Based on this assessment, we increased the valuation allowance against our deferred tax assets, which generated $11.3 million of additional income tax expense in fiscal 2020.

The Tax Cut and Jobs Act (the 2017 Tax Act) was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised the U.S. corporate income tax code by, among other things, lowering the statutory corporate tax rate from 35 percent to 21 percent; eliminating certain deductions; imposing a mandatory one-time transition tax, or deemed repatriation tax, on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred; introducing new tax regimes; and changing how foreign earnings are subject to U.S. tax.

Since we have an August 31 fiscal year end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 25.7 percent for fiscal 2018 and a 21 percent rate for fiscal 2019 and subsequent years.  Other provisions of the 2017 Tax Act became effective for us in fiscal 2019, including limitations on the deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI).  We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).

In fiscal 2020, we recorded $0.2 million of income tax expense resulting from limitations added by the 2017 Tax Act on the deductibility of executive compensation.  Because of losses in foreign jurisdictions, we recorded no income tax expense in fiscal 2020 under the GILTI provisions.  During fiscal 2019, we recorded income tax expense of $0.3 million under the GILTI provisions.  We recorded $0.1 million of tax expense resulting from limitations added by the 2017 Tax Act on the deductibility of executive compensation.

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

On September 1, 2017, we adopted the provisions of ASU 2016-09, which requires that the benefits of deductions resulting from stock-based compensation in excess of the corresponding book expense be recorded as a component of our income tax provision or benefit for the period, instead of being recorded to additional paid-in capital.  In fiscal 2020, as a result of our CEO and CFO’s exercise of stock options, we recorded an income tax benefit of $1.8 million for stock-based compensation deductions that were greater than the corresponding book expense.  We recorded income tax expense of $0.1 million in fiscal 2019 and an immaterial amount of income tax expense in fiscal 2018 for stock-based compensation deductions that were less than the corresponding book expense.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2020	2019
Deferred income tax assets:
Foreign income tax credit
carryforward	$9,150	$8,140
Net operating loss carryforward	7,694	7,516
Sale and financing of corporate
headquarters	3,939	4,431
Bonus and other accruals	1,607	1,622
Stock-based compensation	1,431	1,973
Inventory and bad debt reserves	1,328	1,376
Deferred revenue	1,268	829
Other	530	264
Total deferred income tax assets	26,947	26,151
Less: valuation allowance	(15,076)	(3,815)
Net deferred income tax assets	11,871	22,336

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,494)	(5,424)
Intangibles step-ups – finite lived	(2,786)	(3,406)
Intangible asset impairment and
amortization	(3,306)	(2,906)
Deferred commissions	(2,231)	(2,056)
Property and equipment depreciation	(1,904)	(2,880)
Unremitted earnings of foreign
subsidiaries	(354)	(456)
Other	-	(343)
Total deferred income tax liabilities	(16,075)	(17,471)
Net deferred income taxes	$(4,204)	$4,865

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2020	2019
Long-term assets	$1,094	$5,045
Long-term liabilities	(5,298)	(180)
Net deferred income tax asset (liability)	$(4,204)	$4,865

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2020 (in thousands):

			Loss	Loss	Operating
Loss Carryforward	Loss Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
December 31, 2014	2033	$1,285	$(1,019)	$(266)	$-
December 31, 2015	2034	1,491	-	(580)	911
December 31, 2016	2035	3,052	-	-	3,052
July 15, 2017
Acquired NOL	2036	1,117	-	-	1,117
		6,945	(1,019)	(846)	5,080
August 31, 2017	2037	16,361	(6,627)	(1,366)	8,368
August 31, 2018	2038	10,506	-	-	10,506
		$33,812	$(7,646)	$(2,212)	$23,954

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2020 and August 31, 2029.  The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively.  The state net operating loss carryforwards acquired through the purchase of Jhana Education stock expire between August 31, 2033 and August 31, 2036.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2020 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Current	Carried
August 31,	August 31,	Generated	Years	Year	Forward
2011	2021	$3,445	$(414)	$-	$3,031
2012	2022	2,563	(2,563)	-	-
2013	2023	2,815	(2,815)	-	-
2014	2024	1,378	(1,378)	-	-
2015	2025	1,422	(1,422)	-	-
2016	2026	1,569	(1,569)	-	-
2017	2027	1,804	-	-	1,804
2018	2028	1,727	-	-	1,727
2019	2029	1,578	-	-	1,578
2020	2030	1,010	-	-	1,010
		$19,311	$(10,161)	$-	$9,150

In fiscal 2020, we increased our valuation allowance on our deferred income tax assets as previously explained.  During fiscal 2019, we determined that it was more likely than not that deferred income tax assets of certain foreign subsidiaries would not be realized and we increased the valuation allowance accordingly.  In fiscal 2018, we established a valuation allowance of $3.0 million against our foreign tax credit carryforward from fiscal 2011, after concluding it is more likely than not that the carryforward will expire unused at the end of fiscal 2021.  Our emphasis of the All Access Pass has generated, and will likely continue to generate, substantial amounts of deferred revenue for both book and tax purposes.  This situation has produced a cumulative U.S. domestic pre-tax loss for the past three fiscal years and a more-likely-than-not presumption that insufficient taxable income will be available to realize the fiscal 2011 foreign tax carryforward, which expires at the end of fiscal 2021.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Beginning balance	$3,815	$3,397	$612
Charged to costs and expenses	11,269	663	3,035
Deductions	(8)	(245)	(250)
Ending balance	$15,076	$3,815	$3,397

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets.  We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2020.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Beginning balance	$1,895	$2,111	$2,359
Additions based on tax positions
related to the current year	172	157	27
Additions for tax positions in
prior years	10	7	367
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(289)	(370)	(253)
Other reductions for tax positions of
prior years	(148)	(10)	(389)
Ending balance	$1,640	$1,895	$2,111

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million at August 31, 2020, and $1.6 million at August 31, 2019.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2020 is $1.6 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased or decreased our income tax expense by an insignificant amount in each of fiscal 2020, fiscal 2019, and fiscal 2018.  The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets at each of August 31, 2020 and 2019 was $0.2 million.

During the next 12 months, we expect a decrease in unrecognized tax benefits totaling $0.1 million relating to non-deductible expenses and state net operating loss deductions upon the lapse of the applicable statute of limitations.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2013-2020	Canada and Australia
2014-2020	Japan
2015-2020	Germany, Switzerland, and Austria
2016-2020	China
2016-2020	United Kingdom, Singapore
2016-2020	United States – state and local income tax
2017-2020	United States – federal income tax

15. LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2020	2019	2018
Numerator for basic and
diluted earnings per share:
Net loss	$(9,435)	$(1,023)	$(5,887)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,892	13,948	13,849
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-	-
Diluted weighted average shares
outstanding	13,892	13,948	13,849

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.68)	$(0.07)	$(0.43)

Since we incurred a net loss for the fiscal year ended August 31, 2020, no potentially dilutive securities were included in the calculation of our loss per share because the inclusion of these securities would be antidilutive.  The number of dilutive securities that would have been included at August 31, 2020 was approximately 65,000 shares.  Other securities, including performance stock-based compensation instruments, may have a dilutive effect on our future EPS calculations if our financial results reach specified targets (Note 12).

16. SEGMENT INFORMATION

Reportable Segments

Our sales are primarily comprised of training and consulting services and our internal reporting structure is comprised of three reportable operating segments and a corporate services group.  Our internal reporting structure and reportable segments are organized primarily around the client channels which produce the Company’s revenues.  The following is a brief description of our reportable segments:

•
Direct Offices – This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria; our governmental sales channel; our coaching operations; and our books and audio sales channel.

•	International Licensees – This segment is primarily comprised of our international licensees’ royalty revenues.

•	Education Practice – This group includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•
Corporate and Other – Our corporate and other information includes royalty revenue from Franklin Planner Corporation (Note 17), leasing operations, shipping and handling revenues, and certain corporate administrative expenses.

We have determined that the Company’s chief operating decision maker continues to be the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding stock-based compensation, changes in the fair value of contingent consideration liabilities from business acquisitions, restructuring charges, depreciation expense, amortization expense, and certain other unusual or infrequent items.

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

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2020	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$139,780	$108,144	$17,694
International licensees	8,451	6,679	2,406
	148,231	114,823	20,100
Education Division	43,405	27,099	(90)
Corporate and eliminations	6,820	3,448	(5,726)
Consolidated	$198,456	$145,370	$14,284

Fiscal Year Ended
August 31, 2019
Enterprise Division:
Direct offices	$157,754	$116,755	$19,455
International licensees	12,896	10,231	6,072
	170,650	126,986	25,527
Education Division	48,880	30,373	3,553
Corporate and eliminations	5,826	1,955	(8,474)
Consolidated	$225,356	$159,314	$20,606

Fiscal Year Ended
August 31, 2018
Enterprise Division:
Direct offices	$145,890	$108,140	$13,254
International licensees	13,226	10,031	5,081
	159,116	118,171	18,335
Education Division	45,272	28,654	2,710
Corporate and eliminations	5,370	1,464	(9,167)
Consolidated	$209,758	$148,289	$11,878

A reconciliation of Adjusted EBITDA to consolidated net loss is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Segment Adjusted EBITDA	$20,010	$29,080	$21,045
Corporate expenses	(5,726)	(8,474)	(9,167)
Consolidated Adjusted EBITDA	14,284	20,606	11,878
Stock-based compensation	573	(4,789)	(2,846)
Reduction (increase) in
contingent consideration liabilities	49	(1,334)	(1,014)
Restructuring costs	(1,636)	-	-
Gain from insurance settlement	933	-	-
Government COVID assistance	514	-	-
Knowledge Capital wind-down costs	(389)	-	-
ERP system implementation costs	-	-	(855)
Licensee transition costs	-	(488)	-
Depreciation	(6,664)	(6,364)	(5,161)
Amortization	(4,606)	(4,976)	(5,368)
Income (loss) from operations	3,058	2,655	(3,366)
Interest income	56	37	104
Interest expense	(2,318)	(2,358)	(2,676)
Accretion of discount on related
party receivable	-	258	418
Income (loss) before income taxes	796	592	(5,520)
Provision for income taxes	(10,231)	(1,615)	(367)
Net loss	$(9,435)	$(1,023)	$(5,887)

Disaggregated Revenue

Our revenues are derived primarily from the United States.  However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2020	2019	2018
Americas	$160,989	$173,784	$159,595
Asia Pacific	11,845	14,457	12,715
Europe/Middle East/Africa	25,622	37,115	37,448
	$198,456	$225,356	$209,758

The following table presents our revenue disaggregated by our significant revenue generating activities.  Sales of services and products include training and consulting services and related products such as training manuals.  Subscription sales include revenues from our subscription services such as the All Access Pass and Leader in Me membership.  We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements.  Corporate royalties are amounts received from Franklin Planner Co. pursuant to a new licensing arrangement obtained in fiscal 2020 (Note 17).  Leases and other revenue is primarily comprised of lease revenues from sub-leases for space at our corporate headquarters campus and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2020	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$75,580	$60,954	$3,246	$-	$139,780
International licensees	1,411	-	7,040	-	8,451
	76,991	60,954	10,286	-	148,231
Education Division	15,107	25,587	2,711	-	43,405
Corporate and eliminations	-	-	1,985	4,835	6,820
Consolidated	$92,098	$86,541	$14,982	$4,835	$198,456

Fiscal Year Ended
August 31, 2019
Enterprise Division:
Direct offices	$102,557	$52,536	$2,661	$-	$157,754
International licensees	2,439	-	10,457	-	12,896
	104,996	52,536	13,118	-	170,650
Education Division	23,779	22,151	2,950	-	48,880
Corporate and eliminations	-	-	-	5,826	5,826
Consolidated	$128,775	$74,687	$16,068	$5,826	$225,356

Fiscal Year Ended
August 31, 2018
Enterprise Division:
Direct offices	$100,730	$42,465	$2,695	$-	$145,890
International licensees	2,484	-	10,742	-	13,226
	103,214	42,465	13,437	-	159,116
Education Division	26,061	15,587	3,624	-	45,272
Corporate and eliminations	-	-	-	5,370	5,370
Consolidated	$129,275	$58,052	$17,061	$5,370	$209,758

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2020, we had wholly owned direct offices in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria.  Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2020	2019
United States/Canada	$28,327	$31,129
Japan	1,537	1,456
China	1,307	441
United Kingdom	720	207
Germany, Switzerland, and Austria	240	10
Singapore	158	370
Australia	139	164
	$32,428	$33,777

17. RELATED PARTY TRANSACTIONS

Knowledge Capital Investment Group

In December 2019, Knowledge Capital Investment Group (Knowledge Capital), an investor which held 2.8 million shares of our common stock stemming from its initial investment in Franklin Covey over 20 years ago, wound up its operations and distributed its assets to investors.  On December 9, 2019, prior to the distribution of its assets to investors, we purchased 284,608 shares of our common stock from Knowledge Capital at $35.1361 per share, for an aggregate purchase price of $10.1 million, including legal costs.  Our CEO and a member of our Board of Directors each owned a partnership interest in Knowledge Capital.  At August 31, 2020, Knowledge Capital does not own any shares of our common stock.

FC Organizational Products

We previously owned a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solutions business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement.  As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP was more than minor and we were required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated statements of operations and comprehensive loss because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses.

Due to significant operating losses incurred after the establishment of FCOP, we reconsidered whether FCOP was a variable interest entity as defined under ASC 810, and determined that FCOP was a variable interest entity.  We further determined that we were not the primary beneficiary of FCOP because we did not have the ability to direct the activities that most significantly impact FCOP’s economic performance, which primarily consisted of the day-to-day sale of planning products and related accessories, and we did not have an obligation to absorb losses or the right to receive benefits from FCOP that could have been significant.

On November 4, 2019, FCOP sold substantially all of its assets to Franklin Planner Corporation (FPC), a new unrelated entity, and FCOP was dissolved.  FPC has continued FCOP’s business of selling planners and other related consumer products based on the license agreement which granted FCOP the exclusive rights described below.

In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement.  The $3.2 million of consideration included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date.  The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year.  We are also entitled to receive additional variable royalties if certain FPC financial metrics exceed specified levels.  FPC assumed the amended license agreement from FCOP upon the purchase of FCOP assets.  We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license agreement (Note 2) and will reduce our royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.  During the fiscal year ended August 31, 2020, we recognized $2.0 million of net royalty revenues from the amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, do not have control over the day-to-day operations of FPC, and accordingly do not account for FPC as a variable interest entity.  We receive payments for royalties and rented space from FPC.  At August 31, 2020, we had $1.7 million receivable from FPC and at August 31, 2019, we had $1.0 million receivable from FCOP, each of which are recorded in current assets.  Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year.  During fiscal 2020, we received $1.4 million of cash from FPC as payment for royalties and reimbursable operating costs.

CoveyLink Acquisition and Contractual Payments

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.6 million, $1.7 million, and $1.8 million during the fiscal years ended August 31, 2020, 2019, and 2018.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations.  We expensed $0.8 million, $1.2 million, and $0.9 million for payment on these presentations during the fiscal years ended August 31, 2020, 2019 and 2018.  We had $0.2 million and $0.6 million accrued for these royalties and speaking fees at August 31, 2020 and 2019, respectively, which were included as components of accrued liabilities on our consolidated balance sheets.

Acquired License Rights for Intellectual Property

During fiscal 2017, we acquired the license rights for certain intellectual property owned by Higher Moment, LLC for $0.8 million.  The intellectual property is in part based on works authored and developed by Dr. Clayton Christensen, a well-known author and lecturer, who was a member of our Board of Directors prior to his passing in January 2020.  However, Dr. Christensen did not have an ownership interest in Higher Moment, LLC.  The initial license period is five years and the agreement may be renewed for successive five-year periods for $0.8 million at each renewal date.  The agreement may be terminated by either party at any time, but if we choose to terminate the agreement prior to the third renewal date, we are required to pay $0.3 million to Higher Moment, LLC.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2020, 2019, and 2018, we expensed $0.1 million, $0.1 million, and $0.2 million for these royalties.  We had an insignificant amount accrued to this executive officer at August 31, 2020 and $0.1 million accrued at August 31, 2019 as payable under the terms of these arrangements.  These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings.  During the fiscal years ended August 31, 2020 and 2019, we paid $1.0 million and $0.8 million to this company for services provided.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2021.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	1,049	(1)(2)	$11.57	1,373	(3)(4)

(1)	Excludes 21,420 shares of restricted stock awards that are subject to forfeiture.

(2)
Amount includes 829,840 performance share awards that may be awarded under the terms of various long-term incentive plans.  The number of shares eventually awarded to participants through our long-term incentive plans is variable and based upon the achievement of specified financial goals.  For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants.  The actual number of shares issued to participants therefore, may be less than the amount disclosed.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards or restricted stock units.  For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is comprised of the remaining shares authorized under our 2019 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan.  The number of performance-based plan shares expected to be awarded at August 31, 2020 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2020, we had approximately 862,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2020, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2020 and 2019

Consolidated Statements of Operations and Statements of Comprehensive Loss for the fiscal years ended August 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2020, 2019, and 2018

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset articles of restatement march 4, 2005Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(8)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(9)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(14)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.6	Description of Securities Registered Under Section 12 of the Exchange Act	(20)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.5	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)
10.6	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(10)
10.7	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(10)
10.8	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(10)
10.9	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(10)
10.10	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(11)
10.11	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(11)
10.12*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(12)
10.13	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(13)
10.14*	Form of Change in Control Severance Agreement	(15)
10.15*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(16)

10.16*	Franklin Covey Co. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A in the Company’s Proxy Statement (File No. 001-11107) filed with the Securities and Exchange Commission on December 22, 2017)	(17)
10.17*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(18)
10.18	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(19)
10.19	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(19)
10.20	First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020	(21)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(9)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(11)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(12)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**

(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(15)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(16)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(17)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**
(18)	Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**
(20)	Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 12, 2019.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 10, 2020.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2020.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 16, 2020
Robert A. Whitman
/s/ Anne Chow	Director	November 16, 2020
Anne Chow
/s/ Michael Fung	Director	November 16, 2020
Michael Fung
/s/ Dennis G. Heiner	Director	November 16, 2020
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 16, 2020
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 16, 2020
Joel C. Peterson
/s/ Nancy Phillips	Director	November 16, 2020
Nancy Phillips
/s/ E. Kay Stepp	Director	November 16, 2020
E. Kay Stepp
/s/ Derek van Bever	Director	November 16, 2020
Derek van Bever
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 16, 2020
Stephen D. Young