Form 10-Q
period 2020-11-30
FRANKLIN COVEY CO
filed 2021-01-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 1-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State of incorporation)	(I.R.S. employer identification number)

2200 West Parkway Boulevard	84119-2099
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number,	(801) 817-1776
Including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.05 Par Value	FC	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

14,036,458 shares of Common Stock as of December 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,260	$27,137
Accounts receivable, less allowance for doubtful accounts of $3,751 and $4,159	43,066	56,407
Inventories	2,675	2,974
Prepaid expenses and other current assets	15,430	15,146
Total current assets	95,431	101,664

Property and equipment, net	14,169	15,723
Intangible assets, net	45,996	47,125
Goodwill	24,220	24,220
Deferred income tax assets	1,028	1,094
Other long-term assets	15,516	15,611
	$196,360	$205,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,670	2,600
Accounts payable	3,691	5,622
Deferred subscription revenue	55,681	59,289
Other deferred revenue	7,654	7,389
Accrued liabilities	21,902	22,628
Total current liabilities	96,598	102,528

Term notes payable, less current portion	13,750	15,000
Financing obligation, less current portion	13,350	14,048
Other liabilities	8,820	9,110
Deferred income tax liabilities	5,089	5,298
Total liabilities	137,607	145,984

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	209,667	211,920
Retained earnings	49,076	49,968
Accumulated other comprehensive income	948	641
Treasury stock at cost, 13,028 shares and 13,175 shares	(202,291)	(204,429)
Total shareholders’ equity	58,753	59,453
	$196,360	$205,437

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE LOSS

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2020	2019
	(unaudited)

Net sales	$48,324	$58,613
Cost of sales	11,938	16,584
Gross profit	36,386	42,029

Selling, general, and administrative	33,683	39,399
Depreciation	1,741	1,619
Amortization	1,131	1,170
Loss from operations	(169)	(159)

Interest income	24	5
Interest expense	(568)	(606)
Loss before income taxes	(713)	(760)
Income tax benefit (provision)	(179)	216
Net loss	$(892)	$(544)

Net loss per share:
Basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares:
Basic and diluted	13,977	13,982

COMPREHENSIVE LOSS
Net loss	$(892)	$(544)
Foreign currency translation adjustments,
net of income tax benefit
of $0 and $0	307	(37)
Comprehensive loss	$(585)	$(581)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(892)	$(544)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,872	2,789
Amortization of capitalized curriculum costs	889	1,029
Stock-based compensation	1,158	1,851
Deferred income taxes	(111)	(115)
Change in fair value of contingent consideration liabilities	62	91
Amortization of right-of-use operating lease assets	259	-
Loss on disposal of assets	-	35
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	13,482	20,090
Decrease in inventories	309	328
Decrease (increase) in prepaid expenses and other assets	(176)	656
Decrease in accounts payable and accrued liabilities	(2,721)	(9,333)
Decrease in deferred revenue	(3,625)	(9,006)
Increase (decrease) in income taxes payable/receivable	(111)	(1,029)
Decrease in other long-term liabilities	(519)	(6)
Net cash provided by operating activities	10,876	6,836

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(185)	(1,408)
Curriculum development costs	(263)	(458)
Purchase of note receivable from bank	-	(2,600)
Net cash used for investing activities	(448)	(4,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable	-	5,000
Principal payments on term notes payable	(1,250)	(1,250)
Principal payments on financing obligation	(628)	(564)
Purchases of common stock for treasury	(1,530)	(3)
Payment of contingent consideration liabilities	(329)	(782)
Proceeds from sales of common stock held in treasury	256	254
Net cash provided by (used for) financing activities	(3,481)	2,655
Effect of foreign currency exchange rates on cash and cash equivalents	176	37
Net increase in cash and cash equivalents	7,123	5,062
Cash and cash equivalents at the beginning of the period	27,137	27,699
Cash and cash equivalents at the end of the period	$34,260	$32,761

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$403	$932
Cash paid for interest	562	580

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$20	$249
Acquisition of right-of-use operating lease assets for operating lease liabilities	726	-
Use of notes receivable to modify revenue contract	-	3,246

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(3,411)			236	3,668
Purchase of treasury shares						(89)	(1,530)
Stock-based compensation			1,158
Cumulative translation
adjustments					307
Net loss				(892)
Balance at November 30, 2020	27,056	$1,353	$209,667	$49,076	$948	(13,028)	$(202,291)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR FISCAL YEAR

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			131			9	123
Purchases of common shares
for treasury							(3)
Stock-based compensation			1,851
Cumulative translation
adjustments					(37)
Net loss				(544)
Balance at November 30, 2019	27,056	$1,353	$217,946	$58,859	$232	(13,078)	$(194,855)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP), the Leader in Me membership, and other intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location. We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2020.

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

The results of operations for the quarter ended November 30, 2020 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2021, or for any future periods.

Note on the COVID-19 Pandemic

With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. These negative impacts significantly reduced our consolidated sales during the quarter ended November 30, 2020 as workplaces and schools were closed in response to the pandemic. In light of these events, we have taken measures to reduce our costs and to maintain adequate liquidity. However, due to the rapidly changing business and education environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods. Our business in future periods will be heavily influenced by the timing, length, and intensity of the economic recoveries in the United

States and in other countries around the world. We continue to monitor evolving economic and general business conditions and the actual and potential impacts on our financial position, results of operations, and cash flows.

Accounting Pronouncements Issued and Adopted

Credit Losses on Financial Instruments

On September 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). This new standard is intended to improve financial reporting by requiring more timely recognition of credit losses on our trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current economic conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures. For further information on our receivables, refer to Note 3, Receivables.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

On September 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This guidance clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on a prospective basis and the adoption of this new standard did not have a material impact on our condensed consolidated financial statements or disclosures.

Accounting Pronouncements Issued Not Yet Adopted

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the provisions of ASU 2019-12 on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2020	2020
Finished goods	$2,647	$2,947
Raw materials	28	27
	$2,675	$2,974

NOTE 3 – RECEIVABLES

Our trade accounts receivables are recorded at net realizable value, which includes an allowance for estimated credit losses as described in Note 1, Basis of Presentation. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaces the previous “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the lives of our trade accounts receivable. Our prior methodology for estimating credit losses on our trade accounts receivable did not differ significantly from the new requirements of Topic 326.

We maintain an allowance for credit losses related to our trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition in relation to a representative pool of assets consisting of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic, which did not significantly impact our allowance. We do not have a significant amount of notes or other receivables.

The following provides a reconciliation of the activity in our allowance for estimated credit losses during the quarter ended November 30, 2020 (in thousands):

Balance at August 31, 2020	$4,159
Charged to costs and expenses	247
Amounts written off	(655)
Balance at November 30, 2020	$3,751

No customer represented more than 10 percent of our total trade receivables balance at November 30, 2020 or August 31, 2020. Recoveries of amounts previously written off were immaterial for the period presented.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2020, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liabilities from the acquisitions of Jhana Education (Jhana) and Robert Gregory Partners (RGP) changed as follows during the quarter ended November 30, 2020 (in thousands):

	Jhana	RGP	Total
Balance at August 31, 2020	$3,067	$816	$3,883
Change in fair value	80	(18)	62
Payments	(329)	-	(329)
Balance at November 30, 2020	$2,818	$798	$3,616

At each quarterly reporting date, we estimate the fair value of the contingent liabilities from both the Jhana and RGP acquisitions through the use of Monte Carlo simulations. Based on the timing of expected payments, $1.1 million of the Jhana and all of the RGP contingent consideration liabilities were recorded as components of accrued liabilities at November 30, 2020. The remaining $1.7 million of the Jhana contingent consideration liability is reported in other long-term liabilities. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 5 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $65.3 million at November 30, 2020 and $68.9 million at August 31, 2020, of which $2.0 million and $2.2 million were classified as components of other long-term liabilities at November 30, 2020, and August 31, 2020, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $56.9 million at November 30, 2020 and $60.6 million at August 31, 2020. During the quarter ended November 30, 2020, we recognized $20.7 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At November 30, 2020, we had $97.4 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 6 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2020	2019
Long-term incentive awards	$946	$1,636
Restricted stock awards	175	175
Employee stock purchase plan	37	40
	$1,158	$1,851

During the quarter ended November 30, 2020, we issued 236,133 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the first quarter of fiscal 2021, we withheld 88,704 shares of our common stock for taxes on stock-based compensation arrangements, which had a fair value of $1.5 million.

Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and uncertainties surrounding the economic recovery from the pandemic, we determined that the long-term incentive plan (LTIP) award tranches which vest based on qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) for our various LTIP awards would not vest before the end of their respective service periods. On October 2, 2020, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors modified the terms of our performance-based LTIP award tranches to extend the service period of each tranche by two years and increase each Adjusted EBITDA vesting target by $2.0 million. No time-based vesting LTIP tranches were modified. At November 30, 2020, we reassessed the probability that the modified award tranches would vest and concluded the modified award tranches would vest prior to the end of their respective service periods. We accounted for the modifications in accordance with the applicable accounting guidance and are recognizing compensation cost for awards expected to vest over the remaining service period of each award.

Fiscal 2021 Long-Term Incentive Plan Award

On October 2, 2020, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2021 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2021 LTIP award shares vest to participants on August 31, 2023. The total number of shares that may be earned by participants at the end of the service period totals 52,696 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining tranche of the fiscal 2021 LTIP award is based on the highest rolling four-quarter level of qualified Adjusted EBITDA in the three-year period ending August 31, 2023. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 158,088 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2021 LTIP totals 316,176 shares.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2020, we issued 15,097 shares of our common stock to participants in the ESPP.

NOTE 7 – INCOME TAXES

We recorded $0.2 million of income tax expense during the quarter ended November 30, 2020 on a pre-tax loss of $0.7 million, resulting in an effective tax expense rate of 25 percent. Our effective tax rate was adversely impacted by non-deductible executive compensation and certain other non-deductible expenses. We computed our income tax provision for the first quarter of fiscal 2021 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

NOTE 8 – LOSS PER SHARE

The following schedule shows the calculation of loss per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2020	2019
Numerator for basic and
diluted loss per share:
Net loss	$(892)	$(544)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,977	13,982
Effect of dilutive securities:
Stock options and other
stock-based awards	-	-
Diluted weighted average
shares outstanding	13,977	13,982

EPS Calculations:
Net loss per share:
Basic and diluted	$(0.06)	$(0.04)

Since we incurred a net loss for the quarter ended November 30, 2020, no potentially dilutive securities are included in the calculation of diluted loss per share for the quarter because such effect would be anti-dilutive. The number of dilutive stock options and other stock-based awards as of November 30, 2020 would have been approximately 112,000 shares.

NOTE 9 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions. The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice. Based on the applicable guidance, our operations are comprised of three reportable segments and one corporate services group. The following is a brief description of our reportable segments:

•Direct Offices – Our Direct Office segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance. We have a variety of principle-based offerings that help build winning and profitable cultures. This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria; our government services sales channel; and our book and audio sales.

•International Licensees – Our independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries. This segment’s results are primarily comprised of royalty revenues received from these licensees.

•Education Practice – Centered around the principles found in The Leader in Me, the Education practice is dedicated to helping educational institutions build a culture that will produce great results. We believe these results are manifested by increases in student performance, improved school culture, decreased disciplinary issues, and increased teacher engagement and parental involvement. This segment includes our domestic and international Education practice operations, which are focused on sales to educational institutions such as elementary schools, high schools, and colleges and universities.

•Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp. and certain corporate administrative functions.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2020	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$36,743	$29,439	$6,693
International licensees	2,596	2,285	1,294
	39,339	31,724	7,987
Education practice	7,498	3,986	(2,285)
Corporate and eliminations	1,487	676	(1,986)
Consolidated	$48,324	$36,386	$3,716

Quarter Ended
November 30, 2019

Enterprise Division:
Direct offices	$42,111	$31,411	$5,710
International licensees	3,721	3,120	2,035
	45,832	34,531	7,745
Education practice	11,082	6,657	(1,102)
Corporate and eliminations	1,699	841	(1,682)
Consolidated	$58,613	$42,029	$4,961

A reconciliation of our consolidated Adjusted EBITDA to consolidated net loss is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2020	2019
Segment Adjusted EBITDA	$5,702	$6,643
Corporate expenses	(1,986)	(1,682)
Consolidated Adjusted EBITDA	3,716	4,961
Stock-based compensation	(1,158)	(1,851)
Increase in the fair value of contingent
consideration liabilities	(62)	(91)
Government COVID-19 assistance	207	-
Knowledge Capital wind-down costs	-	(389)
Depreciation	(1,741)	(1,619)
Amortization	(1,131)	(1,170)
Loss from operations	(169)	(159)
Interest income	24	5
Interest expense	(568)	(606)
Loss before income taxes	(713)	(760)
Income tax benefit (provision)	(179)	216
Net loss	$(892)	$(544)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2020	2019

Americas	$38,327	$44,036
Asia Pacific	3,191	10,139
Europe/Middle East/Africa	6,806	4,438
	$48,324	$58,613

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2020	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$19,412	$16,614	$717	$-	$36,743
International licensees	331	-	2,265	-	2,596
	19,743	16,614	2,982	-	39,339
Education practice	1,924	5,075	499	-	7,498
Corporate and eliminations	-	-	335	1,152	1,487
Consolidated	$21,667	$21,689	$3,816	$1,152	$48,324

Quarter Ended
November 30, 2019

Enterprise Division:
Direct offices	$27,251	$14,288	$572	$-	$42,111
International licensees	590	-	3,131	-	3,721
	27,841	14,288	3,703	-	45,832
Education practice	3,585	6,818	679	-	11,082
Corporate and eliminations	-	-	379	1,320	1,699
Consolidated	$31,426	$21,106	$4,761	$1,320	$58,613

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

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

Despite the continued difficult economic environment during the first quarter of fiscal 2021, we were pleased with the continued strength of our subscription sales and the quick pivot to delivering content “live-online” and through our other digital modalities. Our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions. To be successful in our industry, it is important to create effective learning environments for our clients and students, and we believe our previous investments in digital and remote delivery modalities are key to surviving and then thriving in the current environment. According to the Training magazine 2020 Training Industry Report, most companies expect to retain at least some aspects of remote learning after the COVID-19 pandemic is over. We believe our ability to deliver content and offerings over a broad array of modalities to suit a client’s needs will prove to be a valuable strategic advantage, and we believe these capabilities will accelerate our recovery from the effects of the pandemic and will generate increased opportunities in future periods. However, our recovery from the COVID-19 pandemic is dependent upon a number of factors, many of which are not within our control, such as the timing of re-opening national, state, and local economies; continuing effects of the pandemic on client operations; and other governmental responses to address the impacts of the pandemic. We will continue to monitor these developments and their actual and potential impacts on our financial position, results of operations, and liquidity.

Our financial results for the quarter ended November 30, 2020 were significantly influenced by COVID-19 and mandated responses to curb the ongoing pandemic. The following is a summary of key financial results for the first quarter of fiscal 2021:

•Sales – Our consolidated sales for the first quarter of fiscal 2021 totaled $48.3 million, compared with $58.6 million in the first quarter of fiscal 2020. While our consolidated sales were adversely impacted by the ongoing pandemic, we were pleased with the continued strength of our All Access Pass and Leader in Me subscription-based services. During the first quarter of fiscal 2021, AAP sales increased 16 percent compared with the first quarter of the prior year and annual revenue retention remained strong at greater than 90 percent. The pivot to online delivery continued in the first quarter and invoiced AAP add-on services recovered to be nearly even compared with the prior year. In the Education Division, Leader in Me membership revenues increased 14 percent over the first quarter of the prior year. These increases were insufficient to offset decreased foreign direct office sales and facilitator material sales, fewer coaching and consulting days delivered in the Education Division, and decreased licensee revenues. However, we are beginning to see signs of recovery in many of these areas as previously postponed or canceled training or coaching are being rescheduled, corporations and individuals are adapting, and the hope of vaccinations is enabling certain economies to open and recover. For example, our licensee revenues increased 95 percent on a sequential basis over the fourth quarter of fiscal 2020. We remain optimistic about the future and look forward to continued recovery from the COVID-19 pandemic during fiscal 2021.

At November 30, 2020, we had $56.9 million of deferred subscription revenue on our balance sheet, a 17%, or $8.2 million, increase compared with deferred subscription revenue on our balance sheet at November 30, 2019. At November 30, 2020, we had $40.5 million of unbilled deferred revenue compared with $34.0 million of unbilled deferred revenue at November 30, 2019. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $11.9 million for the quarter ended November 30, 2020, compared with $16.6 million in the prior year. Gross profit for the first quarter of 2021 was $36.4 million compared with $42.0 million in fiscal 2020. Cost of sales and gross profit decreased due to reduced sales, primarily resulting from the ongoing COVID-19 pandemic, during the first quarter of fiscal 2021 as previously described. Our gross margin for the quarter ended November 30, 2020 improved 359 basis points to 75.3 percent of sales compared with 71.7 percent in the first quarter of the prior year, reflecting increased subscription revenues in the mix of services sold when compared with the prior year.

•Operating Expenses – Our operating expenses for the quarter ended November 30, 2020 decreased $5.6 million compared with the first quarter of the prior year, which was primarily due to decreased selling, general, and administrative (SG&A) expenses. Decreased SG&A expense was primarily related to decreased travel, entertainment, and marketing; a $0.7 million decrease in non-cash stock-based compensation expense; decreased associate costs; and cost savings from the successful implementation of expense reduction initiatives in various areas of the Company’s operations.

•Income Taxes – We recorded $0.2 million of income tax expense during the quarter ended November 30, 2020 on a pre-tax loss of $0.7 million, resulting in an effective tax expense rate of 25 percent compared with an effective benefit rate of 28 percent in the prior year. Our effective tax rate during the first quarter of fiscal 2021 was adversely impacted by non-deductible executive compensation and certain other non-deductible expenses.

•Operating Loss and Net Loss – As a result of improved gross margins and decreased SG&A expense, our loss from operations for the quarter ended November 30, 2020 was essentially even compared with the prior year at $(0.2) million. For the first quarter of fiscal 2021 we recognized a net loss of $(0.9) million, or $(0.06) per share, compared with a net loss of $(0.5) million, or $(0.04) per share, in the first quarter of the prior year.

•Cash Flows from Operating Activities – Our cash flows from operating activities increased 59 percent to $10.9 million for the quarter ended November 30, 2020, compared with $6.8 million in the first quarter of fiscal 2020. Our improved cash flows reflect strong collections of our accounts receivable during the quarter.

Further details regarding our fiscal 2021 first quarter results are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2020 Compared with the Quarter Ended November 30, 2019

Enterprise Division

Direct Offices Segment

The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, and our offices in Germany, Switzerland, and Austria (GSA); and other groups such as our government services office and books and audio sales. The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2020	Sales	2019	Sales	Change
Sales	$36,743	100.0	$42,111	100.0	$(5,368)
Cost of sales	7,304	19.9	10,700	25.4	(3,396)
Gross profit	29,439	80.1	31,411	74.6	(1,972)
SG&A expenses	22,746	61.9	25,701	61.0	(2,955)
Adjusted EBITDA	$6,693	18.2	$5,710	13.6	$983

Sales. During the first quarter of fiscal 2021 our All Access Pass subscription revenues remained strong and increased 16 percent over the first quarter of fiscal 2020, while annual AAP revenue retention remained above 90 percent for the first quarter of fiscal 2020. We continue to be encouraged by the durability of AAP sales as clients were able to quickly transition to and effectively utilize the digital delivery options available through the All Access Pass. As a result of this successful transition, our invoiced add-on services are recovering and were nearly even with the prior year in the U.S. and Canada. However, our facilitator material sales continue to be adversely impacted by the pandemic and declined $2.2 million compared with the prior year. Our foreign direct offices also continue to be impacted by the COVID-19 pandemic as governmental mandates limit gatherings and training opportunities. Our China and Japan offices had just started to sell AAP and had not built a significant base of deferred subscription revenue at the onset of the pandemic. As a result, these offices were highly impacted by the closure of offices and restrictions on in-person gatherings and were a disproportionate share of the decrease in Direct Office sales. For the first quarter of fiscal 2021, our foreign direct office sales decreased $3.7 million or 34 percent, compared with the prior year. However, first quarter fiscal 2021 foreign direct office sales improved substantially over the third and fourth quarters of fiscal 2020 and we believe these offices will continue to recover during the remainder of fiscal 2021. Foreign exchange rates had a $0.3 million favorable impact on our Direct Office sales and an immaterial impact on operating income during the first quarter of fiscal 2021. As a result of the COVID-19 pandemic, we expect that our foreign Direct Offices will accelerate their transition to the All Access Pass in future periods, especially in China and Japan. While we are optimistic about the future of our direct office channel and AAP revenues, our future financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which are not in our control.

Gross Profit. Gross profit decreased due to sales performance in the quarter as described above. Direct Office gross margin increased due to increased subscription sales in the mix of services and products sold during the quarter.

SG&A Expense. Decreased Direct Office SG&A expense was primarily due to reduced travel and entertainment expense; decreased marketing expense; and cost savings initiatives which were implemented as a result of the COVID-19 pandemic.

International Licensees Segment

In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2020	Sales	2019	Sales	Change
Sales	$2,596	100.0	$3,721	100.0	$(1,125)
Cost of sales	311	12.0	601	16.2	(290)
Gross profit	2,285	88.0	3,120	83.8	(835)
SG&A expenses	991	38.2	1,085	29.2	(94)
Adjusted EBITDA	$1,294	49.8	$2,035	54.7	$(741)

Sales. International licensee revenues are primarily comprised of royalty revenues. At the onset of the COVID-19 pandemic, our licensee operations had not established strong subscription businesses and were heavily reliant on live, onsite presentations. Despite the ongoing difficulties associated with the pandemic and its impact on live gatherings, we are encouraged by the recovery of our licensee operations as they are adapting to conditions and increasing digital online presentations. On a sequential basis, licensee revenues increased 95 percent over the fourth quarter of fiscal 2020. The continued recovery of our licensee segment is highly dependent upon the re-opening of foreign economies, the implementation of digital delivery in these countries, and the ability or willingness of people to travel and meet together in groups. We have translated AAP content into multiple languages and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended November 30, 2020.

Gross Profit. Gross profit decreased due to lower sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included less product sales than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in response to lower revenues.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader In Me program designed for students primarily in K-6 elementary schools. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2020	Sales	2019	Sales	Change
Sales	$7,498	100.0	$11,082	100.0	$(3,584)
Cost of sales	3,512	46.8	4,425	39.9	(913)
Gross profit	3,986	53.2	6,657	60.1	(2,671)
SG&A expenses	6,271	83.6	7,759	70.0	(1,488)
Adjusted EBITDA	$(2,285)	(30.5)	$(1,102)	(9.9)	$(1,183)

Sales. Education Division sales for the quarter ended November 30, 2020 decreased primarily due to fewer consulting/coaching days delivered and associated training material sales when compared with the prior year. Due to ongoing disruptions from the COVID-19 pandemic, many training programs were postponed, canceled, or delayed, which reduced consulting and coaching days delivered and training material sales as educators continue to deal with ongoing education challenges and uncertainties caused by the pandemic. Despite the significant headwinds faced by educational institutions during the second half of fiscal 2020 as schools closed, teaching moved online, and budgets were constrained, nearly 2,200 existing Leader in Me schools renewed their Leader in Me subscriptions during fiscal 2020 (a number higher than in fiscal 2019) and 320 new Leader in Me schools were added. Some of these trends continued into the first quarter of fiscal 2021 and membership revenues increased by 14 percent compared with the prior year. Although the pandemic has created significant challenges for our Education Division, we are encouraged by signs of recovery early in fiscal 2021 as renewal trends are improving and new schools continue to be added. As of November 30, 2020, the Leader in Me program is used in over 4,200 schools and in over 50 countries.

Gross Profit. Education Division gross profit decreased primarily due to decreased sales as previously described. Education segment gross margin declined compared with the prior year primarily due to the fixed cost of coaches, who are salaried, over less days delivered than in the first quarter of the prior year.

SG&A Expenses. Education SG&A expense decreased primarily due to reduced travel expenses as some programs were postponed or canceled during the quarter, reduced variable associate costs resulting from decreased sales, and cost savings from initiatives implemented in response to the pandemic.

Other Operating Expense Items

Depreciation – Depreciation expense increased $0.1 million compared with the prior year primarily due to the addition of new assets in fiscal 2020 and the first quarter of fiscal 2021. We currently expect depreciation expense will total approximately $6.5 million in fiscal 2021.

Amortization – Amortization expense decreased slightly compared with the first quarter of the prior year due to the full amortization of certain intangible assets. We expect amortization expense will total $4.5 million during fiscal 2021.

Income Taxes

Our income tax provision for the quarter ended November 30, 2020 was $0.2 million for an effective tax expense rate of 25 percent, compared with an effective benefit rate of 28 percent in the first quarter of fiscal 2020. Our effective tax rate in fiscal 2021 was adversely impacted by non-deductible executive compensation and certain other non-deductible expenses. We computed our income tax provision for the first quarter of fiscal 2021 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

We paid $0.4 million in cash for income taxes during the first quarter of fiscal 2021. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the current environment of reduced sales and an uncertain path to economic recovery, a major priority of ours is the continued maintenance and preservation of liquidity. Our cash and cash equivalents at November 30, 2020 remained strong and totaled $34.3 million, with no borrowings on our $15.0 million revolving credit facility. Of our $34.3 million in cash at November 30, 2020, $11.0 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, capital expenditures (including curriculum development), contingent payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

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

1.Minimum Liquidity – We must maintain consolidated minimum liquidity of not less than $13.0 million from August 31, 2020 through February 28, 2021 and $8.0 million at May 31, 2021.

2.Minimum Adjusted EBITDA – We must maintain rolling four-quarter Adjusted EBITDA not less than the amount set forth below at the end of the specified quarter (in thousands).

QUARTER ENDING	AMOUNT
August 31, 2020	$11,000
November 30, 2020	8,500
February 28, 2021	5,000
May 31, 2021	15,000

Adjusted EBITDA for purposes of this calculation is not the same as generally reported by the Company in its quarterly earnings. The amounts in the table above exclude amortization of capitalized development costs which is classified in cost of sales.

3.Capital Expenditures – We may not make capital expenditures, including capitalized development costs, in an amount exceeding $8.5 million in aggregate for any fiscal year.

In addition to the new financial covenants described above, we are prohibited from making certain restricted payments, including dividend payments on our common stock and open-market purchases of our common stock until we have been in compliance with the previously existing financial covenants for two consecutive quarters.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At November 30, 2020, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and the First Modification Agreement.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2020.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs. Despite the operating difficulties resulting from the COVID-19 pandemic in the first quarter of fiscal 2021, our cash provided by operating activities increased 59 percent to $10.9 million compared with $6.8 million in the first quarter of fiscal 2020. The increase was primarily due to strong collections of accounts receivable during the quarter and changes in working capital. Our collection of accounts receivable remained strong during the first quarter of fiscal 2021 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first quarter of fiscal 2021 totaled $0.4 million. The primary uses of cash for investing activities included additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

We spent $0.3 million during the first quarter of fiscal 2021 on the development of various content and offerings. Our previous and ongoing investments in digital delivery capabilities have proved to be valuable during the COVID-19 pandemic as our clients were able to quickly transition our onsite presentations to “live online” presentations. We believe continued investment in our offerings and delivery capabilities is critical to our future success and we anticipate that our capital spending for curriculum development will total $4.5 million during fiscal 2021.

Our purchases of property and equipment the first quarter of fiscal 2021 consisted primarily of computer software and hardware. We will continue to invest in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our purchases of property and equipment will total approximately $2.8 million in fiscal 2021.

Cash Flows From Financing Activities

During the first quarter of fiscal 2021, our net cash used for financing activities totaled $3.5 million. Our primary uses of financing cash included $1.9 million used for principal payments on our term loans and financing obligation, $1.5 million for purchases of our common stock for treasury, and $0.3 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during the first quarter were solely for shares withheld to pay statutory income taxes on stock-based compensation awards which were distributed in the first quarter. Partially offsetting these uses of cash were $0.3 million of proceeds from ESPP participants to purchase shares of stock during the quarter.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. Our uses of financing cash during the remainder of fiscal 2021 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock for treasury. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our obligations on the 2019 Credit Agreement, service our existing financing obligation, pay for projected capital expenditures, and meet other working capital requirements during fiscal 2021 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of rental payments resulting from the sale of our corporate campus (financing obligation); repayment of term loan obligations; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; operating lease payments; and payments for outsourced warehousing and distribution service charges. For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on November 16, 2020.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Refer to the discussion of new accounting pronouncements as found in Note 1 to the financial statements as presented within this report.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2020. Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2021, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2020, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2020, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, and potential contingent consideration payments resulting from previous business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 3.5 percent at November 30, 2020. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at November 30, 2020 would result in approximately $0.2 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2020.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Except as discussed below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 16, 2020.

Our results of operations have been adversely affected and could be materially impacted in the future by the COVID-19 (coronavirus) pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during late fiscal 2020 and early fiscal 2021. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients, including educational institutions, and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2020 to September 30, 2020	-	$-	-	$39,824

October 1, 2020 to October 31, 2020	-	$-	-	$39,824

November 1, 2020 to November 30, 2020	-	$-	-	$39,824

Total Common Shares	-	$-	-

(1)On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock during the quarter ended November 30, 2020 under the terms of this Board approved plan. The table above excludes 88,704 shares withheld for statutory income taxes on stock-based compensation award shares issued during the quarter. The withheld shares were valued at the closing market price on the date the award shares were issued to participants.

The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

Item 6. EXHIBITS

(A)Exhibits:

10.1	Separation Agreement and General Release between Scott J. Miller and Franklin Covey Co., dated November 2, 2020(1).
10.2	Independent Contractor Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020(1).
10.3	Intellectual Property Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020(1).
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.**
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.**
32	Section 1350 Certifications.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**	Filed herewith.

(1)	Incorporated by reference to Report on Form 8-K filed with the Commission on November 5, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 8, 2021	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date: January 8, 2021	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)