Form 10-Q
period 2021-02-28
FRANKLIN COVEY CO
filed 2021-04-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

14,145,630 shares of Common Stock as of March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 28,	August 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,343	$27,137
Accounts receivable, less allowance for doubtful accounts of $3,662 and $4,159	41,482	56,407
Inventories	2,641	2,974
Prepaid expenses and other current assets	15,799	15,146
Total current assets	100,265	101,664

Property and equipment, net	13,159	15,723
Intangible assets, net	44,864	47,125
Goodwill	24,220	24,220
Deferred income tax assets	843	1,094
Other long-term assets	15,378	15,611
	$198,729	$205,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term notes payable	$5,000	$5,000
Current portion of financing obligation	2,741	2,600
Accounts payable	5,060	5,622
Deferred subscription revenue	57,344	59,289
Other deferred revenue	8,126	7,389
Accrued liabilities	22,837	22,628
Total current liabilities	101,108	102,528

Term notes payable, less current portion	12,500	15,000
Financing obligation, less current portion	12,638	14,048
Other liabilities	8,631	9,110
Deferred income tax liabilities	4,812	5,298
Total liabilities	139,689	145,984

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	208,816	211,920
Retained earnings	49,030	49,968
Accumulated other comprehensive income	915	641
Treasury stock at cost, 12,915 shares and 13,175 shares	(201,074)	(204,429)
Total shareholders’ equity	59,040	59,453
	$198,729	$205,437

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net sales	$48,162	$53,745	$96,486	$112,357
Cost of sales	10,822	15,079	22,760	31,662
Gross profit	37,340	38,666	73,726	80,695

Selling, general, and administrative	33,623	36,221	67,306	75,620
Depreciation	1,740	1,653	3,481	3,273
Amortization	1,133	1,170	2,265	2,340
Income (loss) from operations	844	(378)	674	(538)

Interest income	16	13	40	18
Interest expense	(540)	(557)	(1,108)	(1,162)
Income (loss) before income taxes	320	(922)	(394)	(1,682)
Income tax benefit (provision)	(366)	2,019	(544)	2,235
Net income (loss)	$(46)	$1,097	$(938)	$553

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.08	$(0.07)	$0.04

Weighted average number of common shares:
Basic	14,082	13,841	14,029	13,911
Diluted	14,082	13,990	14,029	14,118

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(46)	$1,097	$(938)	$553
Foreign currency translation adjustments,
net of income taxes of
$0, $0, $0, and $0	(33)	90	274	53
Comprehensive income (loss)	$(79)	$1,187	$(664)	$606

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 28,	February 29,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(938)	$553
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,746	5,613
Amortization of capitalized curriculum costs	1,750	2,029
Stock-based compensation	2,757	3,644
Deferred income taxes	(198)	(2,012)
Change in fair value of contingent consideration liabilities	46	(91)
Amortization of right-of-use operating lease assets	509	-
Loss on disposal of assets	-	38
Changes in assets and liabilities:
Decrease in accounts receivable, net	14,978	24,556
Decrease in inventories	346	681
Increase in prepaid expenses and other assets	(344)	(180)
Decrease in accounts payable and accrued liabilities	(244)	(6,959)
Decrease in deferred revenue	(1,497)	(8,888)
Decrease in income taxes payable/receivable	(87)	(1,605)
Decrease in other long-term liabilities	(912)	(6)
Net cash provided by operating activities	21,912	17,373

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(877)	(2,516)
Curriculum development costs	(1,292)	(2,232)
Purchase of note receivable from bank	-	(2,600)
Net cash used for investing activities	(2,169)	(7,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable	-	5,000
Principal payments on term notes payable	(2,500)	(2,500)
Principal payments on financing obligation	(1,269)	(1,139)
Purchases of common stock for treasury	(2,971)	(13,833)
Payment of contingent consideration liabilities	(540)	(911)
Proceeds from sales of common stock held in treasury	464	484
Net cash used for financing activities	(6,816)	(12,899)
Effect of foreign currency exchange rates on cash and cash equivalents	279	(15)
Net increase (decrease) in cash and cash equivalents	13,206	(2,889)
Cash and cash equivalents at the beginning of the period	27,137	27,699
Cash and cash equivalents at the end of the period	$40,343	$24,810

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$788	$1,381
Cash paid for interest	1,085	1,144

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$48	$985
Acquisition of right-of-use operating lease assets for operating lease liabilities	885	-
Use of notes receivable to modify revenue contract	-	3,246

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(3,411)			236	3,668
Purchase of treasury shares						(89)	(1,530)
Stock-based compensation			1,158
Cumulative translation
adjustments					307
Net loss				(892)
Balance at November 30, 2020	27,056	1,353	209,667	49,076	948	(13,028)	(202,291)

Issuance of common stock from			(2,014)			143	2,222
treasury
Purchase of treasury shares						(58)	(1,441)
Stock-based compensation			1,599
Restricted stock award			(436)			28	436
Cumulative translation
adjustments					(33)
Net loss				(46)
Balance at February 28, 2021	27,056	$1,353	$208,816	$49,030	$915	(12,915)	$(201,074)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR FISCAL YEAR

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			131			9	123
Purchases of common shares
for treasury							(3)
Stock-based compensation			1,851
Cumulative translation
adjustments					(37)
Net loss				(544)
Balance at November 30, 2019	27,056	1,353	217,946	58,859	232	(13,078)	(194,855)

Issuance of common stock from
treasury			(3,361)			241	3,591
Purchases of common shares
for treasury						(393)	(13,830)
Stock-based compensation			1,793
Restricted stock award			(333)			21	333
Cumulative translation
adjustments					90
Net income				1,097
Balance at February 29, 2020	27,056	$1,353	$216,045	$59,956	$322	(13,209)	$(204,761)

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

The results of operations for the quarter and two quarters ended February 28, 2021 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2021, or for any future periods.

Note on the COVID-19 Pandemic

With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. These negative impacts significantly reduced our consolidated sales during the quarter and two quarters ended February 28, 2021 as workplaces and schools remained closed in response to the pandemic. In light of these events, we have taken measures to reduce our costs and to maintain adequate liquidity. However, due to the rapidly changing business and education environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods. Our business in future periods will be heavily influenced by the timing, length, and intensity of the economic recoveries in the United States and in other countries around the world. We continue to monitor evolving economic and general business conditions and the actual and potential impacts on our financial position, results of operations, and cash flows.

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

Accounting Pronouncements Issued and Not Yet Adopted

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the provisions of ASU 2019-12 on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28,	August 31,
	2021	2020
Finished goods	$2,612	$2,947
Raw materials	29	27
	$2,641	$2,974

NOTE 3 – RECEIVABLES

Our trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses as described in Note 1, Basis of Presentation. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaces the previous “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the lives of our trade accounts receivable. Our prior methodology for estimating credit losses on our trade accounts receivable did not differ significantly from the new requirements of Topic 326.

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

The following provides a reconciliation of the activity in our allowance for estimated credit losses during the quarter and two quarters ended February 28, 2021 (in thousands):

Balance at August 31, 2020	$4,159
Charged to costs and expenses	247
Amounts written off	(655)
Balance at November 30, 2020	3,751
Charged to costs and expenses	46
Amounts written off	(135)
Balance at February 28, 2021	$3,662

No customer represented more than 10 percent of our total trade receivables balance at February 28, 2021 or August 31, 2020. Recoveries of amounts previously written off were immaterial for the periods presented.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 28, 2021, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liabilities from the acquisitions of Jhana Education (Jhana) and Robert Gregory Partners (RGP) changed as follows during the quarter and two quarters ended February 28, 2021 (in thousands):

	Jhana	RGP	Total
Balance at August 31, 2020	$3,067	$816	$3,883
Change in fair value	80	(18)	62
Payments	(329)	-	(329)
Balance at November 30, 2020	2,818	798	3,616
Change in fair value	34	(50)	(16)
Payments	(211)	-	(211)
Balance at February 28, 2021	$2,641	$748	$3,389

At each quarterly reporting date, we estimate the fair value of the contingent liabilities from both the Jhana and RGP acquisitions through the use of Monte Carlo simulations. Based on the timing of expected payments, $1.1 million of the Jhana and all of the RGP contingent consideration liabilities were recorded as components of accrued liabilities at February 28, 2021. The remaining $1.5 million of the Jhana contingent consideration liability is reported in other long-term liabilities. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

NOTE 5 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $67.5 million at February 28, 2021 and $68.9 million at August 31, 2020, of which $2.0 million and $2.2 million were classified as components of other long-term liabilities at February 28, 2021, and August 31, 2020, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $58.5 million at February 28, 2021 and $60.6 million at August 31, 2020. During the quarter and two quarters ended February 28, 2021, we recognized $22.9 million and $44.6 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At February 28, 2021, we had $95.9 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 6 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Long-term incentive awards	$1,368	$1,566	$2,314	$3,201
Restricted stock awards	175	175	350	350
Employee stock purchase plan	56	52	93	93
	$1,599	$1,793	$2,757	$3,644

For the quarter and two quarters ended February 28, 2021, we issued 170,992 shares and 407,125 shares, respectively, of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the quarter and two quarters ended February 28, 2021, we withheld 58,388 shares and 147,092 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $3.0 million.

Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and uncertainties surrounding the economic recovery from the pandemic, we determined that the long-term incentive plan (LTIP) award tranches which vest based on qualified adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) for our various LTIP awards would not vest before the end of their respective service periods. On October 2, 2020, the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors modified the terms of our performance-based LTIP award tranches to extend the service period of each tranche by two years and increase each Adjusted EBITDA vesting target by $2.0 million. No time-based vesting LTIP tranches were modified. During the first quarter of fiscal 2021, we reassessed the probability that the modified award tranches would vest and concluded the modified award tranches would vest prior to the end of their respective service periods. We accounted for the modifications in accordance with the applicable accounting guidance and are recognizing compensation cost for awards expected to vest over the remaining service period of each award.

Stock Options

On January 12, 2021, our Chief Executive Officer (CEO) exercised his remaining stock options, which would have expired on January 14, 2021. The following information applies to our stock options through February 28, 2021 (in thousands):

Weighted
Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2020	218,750	$11.57
Granted	-	-
Exercised	(218,750)	(11.57)
Forfeited	-	-

Outstanding at February 28, 2021	-	$-

Options vested and exercisable at
February 28, 2021	-	$-

The stock options were exercised on a net basis (no cash was paid to exercise the options) and we withheld 51,738 shares of our common stock with a fair value of $1.3 million for income taxes. The intrinsic value of the exercised options totaled $2.9 million and we recognized an income tax benefit of $0.7 million during the second quarter of fiscal 2021.

Fiscal 2021 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2020 award, each eligible director received a whole-share grant equal to $100,000 with a one year vesting period. Our restricted stock award activity during the two quarters ended February 28, 2021 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2020	21,420	$32.68
Granted	28,049	24.96
Forfeited	-	-
Vested	(21,420)	32.68
Restricted stock awards at
February 28, 2021	28,049	$24.96

At February 28, 2021, there was $0.6 million of unrecognized compensation expense remaining on the fiscal 2021 Board of Director restricted share award.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 28, 2021, we issued 11,045 shares and 26,142 shares of our common stock to participants in the ESPP.

NOTE 7 – INCOME TAXES

For the two quarters ended February 28, 2021, we recorded income tax expense of $0.5 million on a pre-tax loss of $0.4 million, resulting in an effective tax expense rate of approximately 138 percent for the first half of fiscal 2021. Our effective tax rate was adversely affected by an increase in the valuation allowance against deferred income tax assets, non-deductible executive compensation, and certain other non-deductible expenses, which were partially offset by the favorable impact of the exercise of stock options during the second quarter of fiscal 2021 (Note 6). We computed our income tax provision for the first two quarters of fiscal 2021 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the reported period. We believe the estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

NOTE 8 – INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Numerator for basic and
diluted loss per share:
Net income (loss)	$(46)	$1,097	$(938)	$553

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	14,082	13,841	14,029	13,911
Effect of dilutive securities:
Stock options and other
stock-based awards	-	149	-	207
Diluted weighted average
shares outstanding	14,082	13,990	14,029	14,118

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$(0.00)	$0.08	$(0.07)	$0.04

Since we incurred a net loss for the quarter ended February 28, 2021, no potentially dilutive securities are included in the calculation of diluted loss per share for the quarter because such effect would be anti-dilutive. The number of dilutive stock options and other stock-based awards as of February 28, 2021 would have been approximately 71,000 shares.

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

•Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp., and certain corporate administrative functions.

We have determined that the Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income (loss) excluding interest expense, income taxes, depreciation expense, amortization expense, stock-based compensation, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 28, 2021	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$35,738	$29,084	$6,131
International licensees	2,429	2,100	1,505
	38,167	31,184	7,636
Education practice	8,478	5,344	(858)
Corporate and eliminations	1,517	812	(1,655)
Consolidated	$48,162	$37,340	$5,123

Quarter Ended
February 29, 2020

Enterprise Division:
Direct offices	$37,973	$28,702	$4,734
International licensees	2,691	2,237	1,384
	40,664	30,939	6,118
Education practice	10,893	6,460	(1,068)
Corporate and eliminations	2,188	1,267	(994)
Consolidated	$53,745	$38,666	$4,056

Two Quarters Ended
February 28, 2021

Enterprise Division:
Direct offices	$72,481	$58,523	$12,827
International licensees	5,026	4,385	2,795
	77,507	62,908	15,622
Education practice	15,975	9,331	(3,142)
Corporate and eliminations	3,004	1,487	(3,641)
Consolidated	$96,486	$73,726	$8,839

Two Quarters Ended
February 29, 2020

Enterprise Division:
Direct offices	$80,085	$60,113	$10,444
International licensees	6,411	5,357	3,419
	86,496	65,470	13,863
Education practice	21,974	13,117	(2,171)
Corporate and eliminations	3,887	2,108	(2,675)
Consolidated	$112,357	$80,695	$9,017

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$6,778	$5,050	$12,480	$11,692
Corporate expenses	(1,655)	(994)	(3,641)	(2,675)
Consolidated Adjusted EBITDA	5,123	4,056	8,839	9,017
Stock-based compensation	(1,599)	(1,793)	(2,757)	(3,644)
Increase (decrease) in the fair value of
contingent consideration liabilities	16	182	(46)	91
Government COVID-19 assistance	27	-	234	-
Knowledge Capital wind-down costs	-	-	-	(389)
Gain from insurance settlement	150	-	150	-
Depreciation	(1,740)	(1,653)	(3,481)	(3,273)
Amortization	(1,133)	(1,170)	(2,265)	(2,340)
Income (loss) from operations	844	(378)	674	(538)
Interest income	16	13	40	18
Interest expense	(540)	(557)	(1,108)	(1,162)
Income (loss) before income taxes	320	(922)	(394)	(1,682)
Income tax benefit (provision)	(366)	2,019	(544)	2,235
Net income (loss)	$(46)	$1,097	$(938)	$553

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Americas	$38,828	$42,721	$77,155	$86,756
Asia Pacific	6,622	7,089	13,428	17,228
Europe/Middle East/Africa	2,712	3,935	5,903	8,373
	$48,162	$53,745	$96,486	$112,357

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 28, 2021	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$17,912	$17,132	$694	$-	$35,738
International licensees	522	-	1,907	-	2,429
	18,434	17,132	2,601	-	38,167
Education practice	1,797	5,731	950	-	8,478
Corporate and eliminations	-	-	373	1,144	1,517
Consolidated	$20,231	$22,863	$3,924	$1,144	$48,162

Quarter Ended
February 29, 2020

Enterprise Division:
Direct offices	$21,644	$15,172	$1,157	$-	$37,973
International licensees	410	-	2,281	-	2,691
	22,054	15,172	3,438	-	40,664
Education practice	2,950	6,192	1,751	-	10,893
Corporate and eliminations	-	-	935	1,253	2,188
Consolidated	$25,004	$21,364	$6,124	$1,253	$53,745

Two Quarters Ended
February 28, 2021

Enterprise Division:
Direct offices	$37,323	$33,747	$1,411	$-	$72,481
International licensees	854	-	4,172	-	5,026
	38,177	33,747	5,583	-	77,507
Education practice	3,721	10,805	1,449	-	15,975
Corporate and eliminations	-	-	708	2,296	3,004
Consolidated	$41,898	$44,552	$7,740	$2,296	$96,486

Two Quarters Ended
February 29, 2020

Enterprise Division:
Direct offices	$48,895	$29,461	$1,729	$-	$80,085
International licensees	1,000	-	5,411	-	6,411
	49,895	29,461	7,140	-	86,496
Education practice	6,535	13,010	2,429	-	21,974
Corporate and eliminations	-	-	1,314	2,573	3,887
Consolidated	$56,430	$42,471	$10,883	$2,573	$112,357

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

We are very pleased with the Company’s second quarter and fiscal 2021 year-to-date results. Our strong performance during the second quarter of fiscal 2021 reflects the continuation of four key trends that have been evident throughout the ongoing COVID-19 pandemic. These trends include:

▪Strong growth of All Access Pass sales. All Access pass sales increased 13 percent in the second quarter of fiscal 2021, 14 percent in the first two quarters of fiscal 2021, and 15 percent over the four quarters ended February 28, 2021 when compared with the corresponding pre-pandemic periods of fiscal 2020.

▪Growth of All Access Pass related services. Sales of All Access Pass related services in the second quarter were even higher than add-on sales in last year’s pre-pandemic second quarter, reflecting the strong bookings of services in prior quarters, and the Company’s capabilities to deliver services live-online and digitally.

▪International sales are improving. Sales in our international direct offices and through our international licensee partners continued to strengthen in the second quarter.

▪Education Division performance is expected to improve. Despite the challenging environment for education, booking trends in the Education Division strengthened in the second quarter, even compared with the second quarter of fiscal 2020.

Over the course of the COVID-19 pandemic, we have been able to mitigate some of the effects of reduced sales through improved gross margins as subscription revenues increase in the overall mix of services and products sold, and through focused efforts to reduce operating expenses. As certain areas of our operations continue to recover, we believe the strength of our subscription based offerings and services led the Company to higher levels of profitability and cash flows than in the pre-pandemic second quarter of fiscal 2020. We believe these trends will continue through the remainder of fiscal 2021 and will produce improved earnings and cash flows compared with the prior year.

The following is a summary of financial highlights for the second quarter of fiscal 2021:

•Sales – Our consolidated sales for the second quarter of fiscal 2021 totaled $48.2 million, compared with $53.7 million in the pre-pandemic quarter ended February 29, 2020. While our consolidated sales were adversely impacted in certain areas by the ongoing COVID-19 pandemic, we were pleased with the continued strength of our All Access Pass and Leader in Me subscription-based services. During the second quarter of fiscal 2021, AAP sales increased 13 percent compared with the second quarter of the prior year and annual revenue retention remained strong at greater than 90 percent. The pivot to online delivery continued in the second quarter and our booking pace in the U.S/Canada recovered to be higher than the prior year. However, increased All Access Pass and related sales did not fully offset fewer coaching and consulting days delivered in the Education Division, cancelation of Education Division Symposium events in fiscal 2021, decreased materials sales, and decreased international direct office revenues. As we begin the second half of fiscal 2021 we are beginning to see signs of recovery in many of these areas as companies, schools, and individuals are adapting, and the positive effect of vaccinations is enabling certain economies to open and recover. We remain optimistic about the future and look forward to continued recovery from the COVID-19 pandemic during the third and fourth quarters of fiscal 2021.

At February 28, 2021, we had $58.5 million of deferred subscription revenue on our balance sheet, a 22%, or $10.6 million, increase compared with deferred subscription revenue on our balance sheet at February 29, 2020. At February 28, 2021, we had $37.4 million of unbilled deferred revenue compared with $34.8 million of unbilled deferred revenue at February 29, 2020. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $10.8 million for the quarter ended February 28, 2021, compared with $15.1 million in the second quarter of fiscal 2020. Gross profit for the second quarter of fiscal 2021 was $37.3 million compared with $38.7 million in fiscal 2020. Our gross margin for the quarter ended February 28, 2021 improved 559 basis points to 77.5 percent of sales compared with 71.9 percent in the second quarter of the prior year, reflecting the continued increase in subscription revenues in the mix of overall sales when compared with the prior year. The decline in gross profit was primarily due to decreased sales as described above.

•Operating Expenses – Our operating expenses for the quarter ended February 28, 2021 decreased $2.5 million compared with the quarter ended February 29, 2020, which was primarily due to decreased selling, general, and administrative (SG&A) expenses. Decreased SG&A expense was primarily related to decreased travel, entertainment, and marketing; decreased associate costs; and cost savings from the successful implementation of expense reduction initiatives in various areas of the Company’s operations during the COVID-19 pandemic.

•Income Taxes – For the quarter ended February 28, 2021, we recorded $0.4 million of income tax expense on pre-tax income of $0.3 million, resulting in an effective tax expense rate of 114 percent compared with an effective benefit rate of 219 percent in the prior year. Our effective tax rate during the second quarter of fiscal 2021 was primarily impacted by an increase in the valuation allowance against our deferred income tax assets, which was partially offset by the exercise of stock options during the quarter. The income tax benefit recognized in the second quarter of the prior year was primarily the result of stock options exercised during the second quarter of fiscal 2020.

•Operating Income and Net Loss – As a result of improved gross margins and decreased SG&A expenses, our income from operations for the quarter ended February 28, 2021 was $0.8 million compared with a loss of $(0.4) million in the prior year. For the second quarter of fiscal 2021 we recognized a net loss of $(46,000), or $(0.00) per share, compared with net income of $1.1 million, or $0.08 per diluted share, in the second quarter of the prior year, reflecting the factors noted above.

•Cash Flows from Operating Activities – Our cash flows from operating activities increased 26 percent to $21.9 million for the two quarters ended February 28, 2021, compared with $17.4 million in the first half of fiscal 2020. At February 28, 2021, we had $40.3 million of cash with no borrowings on our $15.0 million secured line of credit facility.

Further details regarding our results for the quarter and two quarters ended February 28, 2021 are provided throughout the following management’s discussion and analysis.

Quarter Ended February 28, 2021 Compared with the Quarter Ended February 29, 2020

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

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$35,738	100.0	$37,973	100.0	$(2,235)
Cost of sales	6,654	18.6	9,271	24.4	(2,617)
Gross profit	29,084	81.4	28,702	75.6	382
SG&A expenses	22,953	64.2	23,968	63.1	(1,015)
Adjusted EBITDA	$6,131	17.2	$4,734	12.5	$1,397

Sales. During the second quarter of fiscal 2021 our All Access Pass subscription revenues remained strong and increased 13 percent over the second quarter of fiscal 2020, while annual AAP revenue retention remained above 90 percent. We continue to be encouraged by the durability of AAP sales as clients have transitioned to and effectively utilized the digital delivery options available through the All Access Pass. As a result of this successful transition, our invoiced add-on services are recovering and exceeded the prior year in the U.S. and Canada. However, our facilitator material sales continue to be adversely impacted by the pandemic and declined $2.0 million compared with the prior year. Our foreign direct offices also continue to be impacted by the COVID-19 pandemic as governmental mandates limited gatherings, business activity, and training opportunities. During the second quarter of fiscal 2021, sales through our foreign direct offices decreased $1.2 million or 15 percent, compared with the prior year. Sales decreased at each of our international direct offices except China, which increased sales by $1.3 million over the prior year. Our sales in China during the second quarter of the prior year were significantly reduced by in-country restrictions imposed prior to the global spread of COVID-19, and our office in China has emerged from pandemic earlier in fiscal 2021 than our other international offices. We remain confident that our international direct offices will continue to recover during the remainder of fiscal 2021. Foreign exchange rates had a $0.4 million favorable impact on our Direct Office sales and an immaterial impact on operating income during the second quarter of fiscal 2021. As a result of the COVID-19 pandemic, we expect that our foreign Direct Offices will accelerate their transition to the All Access Pass in future periods, especially in China and Japan. While we are optimistic about the future of our direct office channel and AAP revenues, our future Direct Office financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within in our control.

Gross Profit. Gross profit increased primarily due to increased recognition of previously deferred subscription services revenues in the mix of overall sales, which also increased Direct Office gross margin percentage when compared with the prior year.

SG&A Expense. Decreased Direct Office SG&A expense was primarily due to reduced travel and entertainment expense; decreased marketing expense; reduced associate expense; and cost savings initiatives which were implemented as a result of the pandemic.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$2,429	100.0	$2,691	100.0	$(262)
Cost of sales	329	13.5	454	16.9	(125)
Gross profit	2,100	86.5	2,237	83.1	(137)
SG&A expenses	595	24.5	853	31.7	(258)
Adjusted EBITDA	$1,505	62.0	$1,384	51.4	$121

Sales. International licensee revenues are primarily comprised of royalty revenues. Prior to the onset of the pandemic, our licensee operations had not established strong subscription businesses and were heavily reliant on live, onsite presentations. As live gatherings became prohibited by national and local ordinances to curb the spread of COVID-19, our international licensee revenues decreased significantly as the licensees’ clients sought to adapt to the rapidly changing circumstances in their countries. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Pass. During the second quarter of fiscal 2021, our royalty revenues decreased 16 percent compared with the prior year, which was partially offset by a 97 percent increase in our share of revenues from sales of the All Access Pass. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. The continued recovery of our licensee segment is highly dependent upon the re-opening of foreign economies, the ability or willingness of people to travel and meet together in groups, and increasing AAP sales to clients. We have translated AAP content into multiple languages and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended February 28, 2021.

Gross Profit. Gross profit decreased due to lower sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included less materials sales than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in response to the COVID-19 pandemic.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program designed for students primarily in K-6 elementary schools. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$8,478	100.0	$10,893	100.0	$(2,415)
Cost of sales	3,134	37.0	4,433	40.7	(1,299)
Gross profit	5,344	63.0	6,460	59.3	(1,116)
SG&A expenses	6,202	73.2	7,528	69.1	(1,326)
Adjusted EBITDA	$(858)	(10.1)	$(1,068)	(9.8)	$210

Sales. Education Division sales for the quarter ended February 28, 2021 decreased primarily due to fewer consulting, coaching, and training days delivered during the quarter; the cancelation of Symposium conference events; and decreased training material sales when compared with the prior year. Due to ongoing disruptions from the COVID-19 pandemic, many training programs were postponed, canceled, or delayed, which reduced consulting, coaching, and training days delivered as educators continue to deal with ongoing education challenges and uncertainties caused by the pandemic. A significant number of the coaching and consulting days that were not able to be delivered during the first two quarters of fiscal 2021 are contractual and are expected to be delivered and recognized during the second half of fiscal 2021. Due to restrictions on in-person gatherings, we canceled our Symposium conference events during the quarter which provided revenue and additional marketing opportunities in the second quarter of fiscal 2020. Despite the significant headwinds faced by educational institutions during the second half of fiscal 2020 as schools closed, teaching moved online, and budgets were constrained, nearly 2,200 existing Leader in Me schools renewed their Leader in Me subscriptions during fiscal 2020 (a number higher than in fiscal 2019) and 320 new Leader in Me schools were added. Some of these trends continued into the second quarter of fiscal 2021 as the number of Leader in Me schools with a contract in the advanced stages of renewal was 46 percent higher at February 28, 2021 than at the same point in the previous year. Although the pandemic has created significant challenges for our Education Division, we are encouraged by signs of recovery in fiscal 2021 as renewal trends are improving, new schools continue to be added, and stimulus funds may be available to schools during the third and fourth quarter of fiscal 2021. As of February 28, 2021, the Leader in Me program is used in over 4,300 schools in more than 50 countries.

Gross Profit. Education Division gross profit decreased primarily due to decreased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to the cancelation of Symposium conferences and their associated costs and improved coaching margins on days delivered.

SG&A Expenses. Education SG&A expense decreased primarily due to reduced travel expenses, reduced variable associate costs resulting from decreased sales, and cost savings from initiatives implemented in response to the pandemic.

Other Operating Expense Items

Depreciation – Depreciation expense increased $0.1 million compared with the prior year primarily due to asset acquisitions in fiscal 2020 and early 2021. We currently expect depreciation expense will total approximately $6.5 million in fiscal 2021.

Amortization – Amortization expense decreased slightly compared with the second quarter of the prior year due to the full amortization of certain intangible assets. We expect amortization expense will total $4.5 million during fiscal 2021.

Income Taxes

Our effective income tax expense rate for the quarter ended February 28, 2021 was approximately 114 percent compared with an effective benefit rate of approximately 219 percent in the second quarter of the prior year. The income tax expense rate in the second quarter of fiscal 2021 was primarily impacted by an increase in the valuation allowance against deferred income tax assets, which was partially offset by the benefit resulting from the exercise of stock options. The income tax benefit recorded in the second quarter of the prior year was primarily due to the exercise of stock options in fiscal 2020. We computed our income tax provision for the second quarter of fiscal 2021 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period. We believe the estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.

Two Quarters Ended February 28, 2021 Compared with the Two Quarters Ended February 29, 2020

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$72,481	100.0	$80,085	100.0	$(7,604)
Cost of sales	13,958	19.3	19,972	24.9	(6,014)
Gross profit	58,523	80.7	60,113	75.1	(1,590)
SG&A expenses	45,696	63.0	49,669	62.0	(3,973)
Adjusted EBITDA	$12,827	17.7	$10,444	13.0	$2,383

Sales. During the first two quarters of fiscal 2021 our All Access Pass subscription revenues remained strong and increased 14 percent over the first half of fiscal 2020. We continue to be encouraged by the durability of AAP sales as clients transitioned to and effectively utilized the digital delivery options available through the All Access Pass. However, increased subscription revenues were offset by a $4.2 million decrease in facilitator material sales compared with the first half of fiscal 2020. As previously mentioned, our foreign direct offices also continue to be impacted by the COVID-19 pandemic as governmental mandates limit gatherings, business activity, and training opportunities. For the first two quarters of fiscal 2021, our foreign direct office sales decreased $5.0 million or 26 percent, compared with the prior year. However, foreign direct office sales for the first half of fiscal 2021 improved 58 percent over the third and fourth quarters of fiscal 2020 and we believe these offices will continue to recover during the remainder of fiscal 2021. Foreign exchange rates had a $0.8 million favorable impact on our Direct Office sales and a $0.1 million favorable impact on operating income during the first two quarters of fiscal 2021. While we are optimistic about the future of our direct office channel and AAP revenues, our future financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within our control.

Gross Profit. Gross profit decreased due to sales performance in the first two quarters of fiscal 2021 compared with the pre-pandemic first two quarters of fiscal 2020 as described above. Direct Office gross margin increased due to increased subscription sales in the mix of services and products sold during the first half of fiscal 2021.

SG&A Expense. Decreased Direct Office SG&A expense was primarily due to reduced travel and entertainment expense; decreased marketing expense; and cost savings initiatives which were successfully implemented to save cash and preserve liquidity.

International Licensees Segment

The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$5,026	100.0	$6,411	100.0	$(1,385)
Cost of sales	641	12.8	1,054	16.4	(413)
Gross profit	4,385	87.2	5,357	83.6	(972)
SG&A expenses	1,590	31.6	1,938	30.2	(348)
Adjusted EBITDA	$2,795	55.6	$3,419	53.3	$(624)

Sales. International licensee revenues are primarily comprised of royalty revenues, which decreased significantly with the onset of COVID-19 and the elimination of nearly all in-person training events. As previously mentioned, our licensee operations had not established strong subscription businesses and were heavily reliant on live, onsite presentations at the beginning of the pandemic. We are encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Passes. Over the first two quarters of fiscal 2021, our royalty revenues decreased 23 percent compared with the prior year, which was partially offset by a 31 percent increase in our share of revenues from sales of the All Access Pass. We have translated AAP content into multiple languages to provide content to various international and multi-national entities, including our international licensees. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the two quarters ended February 28, 2021.

Gross Profit. Gross profit decreased due to lower sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included less materials sales than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in response to lower revenues.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2021	Sales	2020	Sales	Change
Sales	$15,975	100.0	$21,974	100.0	$(5,999)
Cost of sales	6,644	41.6	8,857	40.3	(2,213)
Gross profit	9,331	58.4	13,117	59.7	(3,786)
SG&A expenses	12,473	78.1	15,288	69.6	(2,815)
Adjusted EBITDA	$(3,142)	(19.7)	$(2,171)	(9.9)	$(971)

Sales. Education Division sales for the two quarters ended February 28, 2021 decreased primarily due to fewer consulting, coaching, and training days delivered; decreased training material sales; and the cancelation of Symposium conference events. Due to ongoing disruptions from the COVID-19 pandemic, many training programs were postponed, canceled, or delayed, which reduced consulting and coaching days delivered and training material sales as educators continue to deal with ongoing education challenges and uncertainties caused by the pandemic. Previously contracted coaching and consulting days are expected to be delivered during the third and fourth quarters and we are anticipating additional coaching and training days to be delivered after the conclusion of the 2020/2021 school year when teachers and administrators have professional development days available.

Gross Profit. Education Division gross profit decreased primarily due to decreased sales as previously described. Education segment gross margin declined compared with the prior year primarily due to the fixed cost of salaried coaches associated with less days delivered than the first two quarters of the prior year and increased costs from new product offerings. Partially offsetting these reductions to gross margin was the cancelation of Symposium conferences and their associated costs and reduced travel costs.

SG&A Expenses. Education SG&A expense decreased primarily due to reduced sales associate travel expenses, reduced variable associate costs resulting from decreased sales, and cost savings from initiatives implemented in response to the pandemic.

Other Operating Expense Items

Depreciation – Depreciation expense increased $0.2 million compared with the prior year primarily due to asset acquisitions in fiscal 2020 and the first two quarters of fiscal 2021.

Amortization – Amortization expense decreased $0.1 million compared with the first two quarters of the prior year due to the full amortization of certain intangible assets.

Income Taxes

Our income tax provision for the two quarters ended February 28, 2021 was $0.5 million on a pre-tax loss of $0.4 million for an effective tax expense rate of 138 percent, compared with an effective benefit rate of approximately 133 percent in the first half of fiscal 2020. Our effective tax rate in fiscal 2021 was adversely impacted by an increase in the valuation allowance on our deferred income tax assets, non-deductible executive compensation, and certain other non-deductible expenses. These factors were partially offset by the benefit from the exercise of stock options in the second quarter of fiscal 2021. The income tax benefit recorded for the first two quarters of the prior year was primarily due to the exercise of stock options in the second quarter of fiscal 2020.

We paid $0.8 million in cash for income taxes during the first half of fiscal 2021. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the current environment of reduced sales and an uncertain path to economic recovery, a major priority of ours has been the continued maintenance and preservation of liquidity. We believe our expense reduction efforts during late fiscal 2020 and the first half of fiscal 2021 have been successful and have significantly contributed to our cash on hand and overall liquidity at February 28, 2021. Our cash and cash equivalents at February 28, 2021 remained strong and totaled $40.3 million, with no borrowings on our $15.0 million revolving credit facility. Of our $40.3 million in cash at February 28, 2021, $13.5 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, capital expenditures (including curriculum development), contingent payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

In anticipation of potential covenant compliance issues associated with the COVID-19 pandemic and uncertainties associated with the economic recovery, on July 8, 2020, we entered into the First Modification Agreement to our 2019 Credit Agreement. The primary purpose of the First Modification Agreement is to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021. These new covenants consist of the following:

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

In addition to the new financial covenants described above, we are prohibited from making certain restricted payments, including dividend payments on our common stock and open-market purchases of our common stock until we have been in compliance with our previously existing financial covenants for two consecutive quarters.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At February 28, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and the First Modification Agreement.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2021.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs. Despite the operating difficulties resulting from the COVID-19 pandemic in the first half of fiscal 2021, our cash provided by operating activities increased 26 percent to $21.9 million compared with $17.4 million in the first two quarters of fiscal 2020. The increase was primarily due to increased income from operations and favorable changes in working capital during the first half of fiscal 2021. Our collection of accounts receivable remained strong during the first half of fiscal 2021 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows From Investing Activities and Capital Expenditures

Through February 28, 2021, our cash used for investing activities totaled $2.2 million. The primary uses of cash for investing activities included additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

We spent $1.3 million during the first two quarters of fiscal 2021 on the development of various content and offerings. Our previous and ongoing investments in content and digital delivery capabilities have proved to be valuable during the ongoing pandemic as we were able to quickly transition our onsite presentations to “live online” presentations. We believe continued investment in our offerings and delivery capabilities is critical to our future success and we anticipate that our capital spending for curriculum development will total $3.7 million during fiscal 2021.

Our purchases of property and equipment during the first half of fiscal 2021 consisted primarily of computer software and hardware. We expect to continue our investing in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our purchases of property and equipment will total approximately $2.6 million in fiscal 2021.

Cash Flows From Financing Activities

During the first two quarters of fiscal 2021, our net cash used for financing activities totaled $6.8 million. Our primary uses of financing cash included $3.8 million used for principal payments on our term loans and financing obligation, $3.0 million for purchases of our common stock for treasury, and $0.5 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during fiscal 2021 were solely for shares withheld to pay statutory income taxes on stock-based compensation awards which were distributed in the first two quarters of fiscal 2021. Partially offsetting these uses of cash were $0.5 million of proceeds from ESPP participants to purchase shares of stock during the quarter.

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

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of the repayment of term loan obligations; rental payments resulting from the sale of our corporate campus (financing obligation); expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; operating lease payments; and payments for outsourced warehousing and distribution service charges. For further information on our contractual obligations, refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on November 16, 2020.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-

looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2021, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2020, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2021, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, and potential contingent consideration payments resulting from previous business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 3.5 percent at February 28, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at February 28, 2021 would result in approximately $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rates.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 28, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2020 to December 31, 2020	-	$-	-	$39,824

January 1, 2021 to January 31, 2021	-	$-	-	$39,824

February 1, 2021 to February 28, 2021	-	$-	-	$39,824

Total Common Shares	-	$-	-

(1)On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock during the quarter ended February 28, 2021 under the terms of this Board approved plan. The table above excludes 58,388 shares withheld for statutory income taxes on stock-based compensation award shares issued during the quarter. The withheld shares were valued at the closing market price on the date the award shares were issued to participants.

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

FRANKLIN COVEY CO.

Date: April 8, 2021	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date: April 8, 2021	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)