Form 10-Q
period 2021-05-31
FRANKLIN COVEY CO
filed 2021-07-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

14,156,827 shares of Common Stock as of June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,757	$27,137
Accounts receivable, less allowance for doubtful accounts of $4,543 and $4,159	44,477	56,407
Inventories	2,652	2,974
Prepaid expenses and other current assets	15,343	15,146
Total current assets	98,229	101,664

Property and equipment, net	12,114	15,723
Intangible assets, net	51,603	47,125
Goodwill	31,220	24,220
Deferred income tax assets	5,316	1,094
Other long-term assets	14,167	15,611
	$212,649	$205,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,000
Current portion of financing obligation	2,813	2,600
Accounts payable	4,655	5,622
Deferred subscription revenue	54,344	59,289
Other deferred revenue	8,984	7,389
Accrued liabilities	28,012	22,628
Total current liabilities	104,643	102,528

Notes payable, less current portion	14,191	15,000
Financing obligation, less current portion	11,913	14,048
Other liabilities	7,570	9,110
Deferred income tax liabilities	-	5,298
Total liabilities	138,317	145,984

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	211,283	211,920
Retained earnings	61,784	49,968
Accumulated other comprehensive income	764	641
Treasury stock at cost, 12,901 shares and 13,175 shares	(200,852)	(204,429)
Total shareholders’ equity	74,332	59,453
	$212,649	$205,437

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Net sales	$58,736	$37,105	$155,223	$149,463
Cost of sales	12,829	10,284	35,589	41,946
Gross profit	45,907	26,821	119,634	107,517

Selling, general, and administrative	37,762	29,254	102,312	101,231
Stock-based compensation	2,370	(5,104)	5,127	(1,460)
Depreciation	1,423	1,652	4,904	4,925
Amortization	1,238	1,164	3,503	3,504
Income (loss) from operations	3,114	(145)	3,788	(683)

Interest income	16	18	56	36
Interest expense	(525)	(621)	(1,633)	(1,783)
Income (loss) before income taxes	2,605	(748)	2,211	(2,430)
Income tax benefit (provision)	10,149	(10,220)	9,605	(7,985)
Net income (loss)	$12,754	$(10,968)	$11,816	$(10,415)

Net income (loss) per share:
Basic and diluted	$0.90	$(0.79)	$0.84	$(0.75)

Weighted average number of common shares:
Basic	14,145	13,869	14,068	13,897
Diluted	14,156	13,869	14,133	13,897

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$12,754	$(10,968)	$11,816	$(10,415)
Foreign currency translation adjustments,
net of income taxes of
$0, $0, $0, and $0	(151)	(91)	123	(38)
Comprehensive income (loss)	$12,603	$(11,059)	$11,939	$(10,453)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,816	$(10,415)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,407	8,429
Amortization of capitalized curriculum costs	2,583	3,042
Stock-based compensation	5,127	(1,460)
Deferred income taxes	(10,521)	7,678
Change in fair value of contingent consideration liabilities	164	(367)
Amortization of right-of-use operating lease assets	758	-
Loss on disposal of assets	-	39
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	12,391	34,692
Decrease in inventories	322	377
Decrease in prepaid expenses and other assets	1,393	1,784
Increase (decrease) in accounts payable and accrued liabilities	4,629	(11,057)
Decrease in deferred revenue	(4,172)	(12,612)
Decrease in income taxes payable/receivable	(653)	(1,415)
Decrease in other long-term liabilities	(1,392)	(6)
Net cash provided by operating activities	30,852	18,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,185)	(3,336)
Curriculum development costs	(1,827)	(3,436)
Acquisition of business, net of cash acquired	(10,554)	-
Purchase of note receivable from bank	-	(2,600)
Net cash used for investing activities	(13,566)	(9,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	14,870
Proceeds from term notes payable	-	5,000
Principal payments on notes payable	(3,750)	(3,750)
Principal payments on financing obligation	(1,922)	(1,725)
Purchases of common stock for treasury	(2,971)	(13,833)
Payment of contingent consideration liabilities	(899)	(1,167)
Proceeds from sales of common stock held in treasury	783	780
Net cash provided by (used for) financing activities	(8,759)	175
Effect of foreign currency exchange rates on cash and cash equivalents	93	(205)
Net increase in cash and cash equivalents	8,620	9,307
Cash and cash equivalents at the beginning of the period	27,137	27,699
Cash and cash equivalents at the end of the period	$35,757	$37,006

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,454	$1,713
Cash paid for interest	1,634	1,751

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$105	$352
Acquisition of right-of-use operating lease assets for operating lease liabilities	885	-
Use of notes payable to acquire business	3,766	-
Use of notes receivable to modify revenue contract	-	3,246

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(3,411)			236	3,668
Purchase of treasury shares						(89)	(1,530)
Stock-based compensation			1,158
Cumulative translation
adjustments					307
Net loss				(892)
Balance at November 30, 2020	27,056	1,353	209,667	49,076	948	(13,028)	(202,291)

Issuance of common stock from			(2,014)			143	2,222
treasury
Purchase of treasury shares						(58)	(1,441)
Stock-based compensation			1,599
Restricted stock award			(436)			28	436
Cumulative translation
adjustments					(33)
Net loss				(46)
Balance at February 28, 2021	27,056	1,353	208,816	49,030	915	(12,915)	(201,074)

Issuance of common stock from
treasury			97			14	222
Stock-based compensation			2,370
Cumulative translation
adjustments					(151)
Net income				12,754
Balance at May 31, 2021	27,056	$1,353	$211,283	$61,784	$764	(12,901)	$(200,852)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, the Leader in Me membership, and other intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location. We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader in Me, The 4 Disciplines of Execution, and Multipliers, and proprietary content in the areas of Execution, Sales Performance, Productivity, Educational Improvement, and Customer Loyalty. Our offerings are described in further detail at www.franklincovey.com. The information posted on our website is not incorporated into this report.

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

The results of operations for the quarter and three quarters ended May 31, 2021 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2021, or for any future periods.

Note on the COVID-19 Pandemic

With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant adverse impact of COVID-19 on the global economic and operating environment. These conditions have adversely affected our consolidated sales during the quarter and three quarters ended May 31, 2021 as some workplaces and schools remained closed in response to the pandemic. However, during the third quarter of fiscal 2021 we have benefitted from the recovery of certain countries and markets. The recovery from COVID-19 has thus far been uneven as case numbers have fluctuated and increased in certain areas of the world, which has caused continued business, educational, and social disruptions. In light of these events, we have taken measures to reduce our costs and to maintain adequate liquidity. Due to the rapidly changing business and education environment and other circumstances resulting from the COVID-19 pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods. Our business in future periods will be heavily influenced by the timing, length, and intensity of the economic recoveries in the United States and in other countries around the world. We continue to monitor evolving economic and general business conditions and the actual and potential impacts on our financial position, results of operations, and cash flows.

Accounting Pronouncements Issued and Adopted

Credit Losses on Financial Instruments

On September 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). This new standard is intended to improve financial reporting by requiring more timely recognition of credit losses on trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current economic conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures. For further information on our receivables, refer to Note 4, Receivables.

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

NOTE 2 – ACQUISITION OF STRIVE TALENT, INC.

On April 26, 2021 (the Closing Date), through our wholly-owned subsidiary Franklin Covey Client Sales, Inc., we purchased all of the issued and outstanding stock of Strive Talent, Inc. (Strive), a San Francisco-based technology company which has developed and markets an innovative learning deployment platform. The Strive platform is expected to enable the seamless integration and deployment of our content, services, technology, and metrics to deliver behavioral impact at scale, primarily through the Company’s All Access Pass subscription. The aggregate consideration for the purchase of Strive may total up to $20.0 million and is comprised of the following:

•Approximately $10.6 million paid in cash on the Closing Date of the transaction, including $1.0 million placed in escrow for 18 months from the Closing Date to serve as the first source of funds to satisfy certain indemnification obligations of Strive.

•Approximately $4.2 million payable in equal cash payments on the first five anniversaries of the Closing Date.

•Approximately $1.0 million will be paid 18 months following the Closing Date to stockholders and option holders of Strive who are still employed by the Company or its affiliates as of such 18-month date, subject to certain exceptions. The bonus payments are forfeit by the individuals if they voluntarily terminate their employment with the Company prior to the 18-month anniversary of the purchase. These payments may be made in either cash or shares of our common stock at our sole discretion.

•A maximum of approximately $4.3 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year period measurement ending in May 2026. The contingent earn out payments are conditional upon the continued employment of former principal owner of Strive over the first four years of the measurement period. These payments may be made in either cash or shares of our common stock at our sole discretion.

As described above, included in the purchase agreement for the acquisition of Strive are additional contingent payments of up to $5.3 million subject to continued employment of the primary seller and certain employees. These payments are expensed as earned and may be settled by us, at our sole discretion, in shares of our common stock or cash. Based on the relevant accounting literature for business acquisitions, the initial purchase price of Strive is comprised of the following:

Cash paid at closing	$10,554
Notes payable	3,766
Total purchase price	$14,320

We have included the operating results of Strive in our financial statements since the Closing Date. However, the acquisition of Strive had an immaterial impact on our results of operations for the quarter ended May 31, 2021. For the twelve months ended December 31, 2020, Strive had revenues of $1.3 million (unaudited) and an operating loss of $(1.1) million (unaudited). Strive does not meet the definition of a “significant subsidiary” as specified by Regulation S-X of the Securities and Exchange Commission. The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows (in thousands):

Cash acquired	$345
Accounts receivable	154
Prepaid and other current assets	56
Property and equipment	13
Intangible assets	7,976
Goodwill	7,000
Assets acquired	15,544
Deferred revenue	(52)
Accrued liabilities	(135)
Deferred income tax liability	(1,037)
Notes payable, current portion	(836)
Notes payable, long-term	(2,930)
Liabilities assumed	(4,990)
$10,554

The preliminary allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

		Weighted Average
Description	Amount	Life
Non-compete agreements	$171	2 years
Content	389	5 years
Customer relationships	764	3 years
Tradename	889	5 years
Internally developed software	5,763	8 years
	$7,976

The goodwill generated by the Strive acquisition is primarily attributable to the technology, content, and software development capabilities that complement our existing All Access Pass subscription and has not yet been allocated to our operating segments. None of the goodwill or intangible assets generated by the acquisition of Strive are expected to be deductible for income tax purposes. Acquisition costs totaled approximately $0.3 million and were recorded in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2021	2020
Finished goods	$2,624	$2,947
Raw materials	28	27
	$2,652	$2,974

NOTE 4 – RECEIVABLES

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

We maintain an allowance for credit losses related to our trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers’ financial condition in relation to a representative pool of assets consisting of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions surrounding the COVID-19 pandemic. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the quarter and three quarters ended May 31, 2021 (in thousands):

Balance at August 31, 2020	$4,159
Charged to costs and expenses	247
Amounts written off	(655)
Balance at November 30, 2020	3,751
Charged to costs and expenses	46
Amounts written off	(135)
Balance at February 28, 2021	3,662
Charged to costs and expenses	1,066
Amounts written off	(185)
Balance at May 31, 2021	$4,543

No customer represented more than 10 percent of our total trade receivables balance at May 31, 2021 or August 31, 2020. Recoveries of amounts previously written off were immaterial for the periods presented.

NOTE 5 – CONSENT AND SECOND MODIFICATION OF CREDIT AGREEMENT

In connection with the acquisition of Strive as described in Note 2, we entered into a Consent and Second Modification Agreement to our existing secured credit agreement (the 2019 Agreement) with JPMorgan Chase Bank, N.A. (the Lender). The primary purposes of the Consent and Second Modification Agreement are to:

•Consent to the purchase of Strive.

•Reinstate the original debt covenants of the 2019 Agreement which were temporarily replaced by alternate debt covenants in the First Modification Agreement to the 2019 Agreement.

•Reduce the interest rate for borrowings from LIBOR plus 3.0 percent to LIBOR plus 1.85 percent, which was the original rate on the 2019 Agreement. The unused credit commitment fee also returns to the previously established 0.2 percent.

The Consent and Second Modification Agreement did not change any repayment or credit availability terms on the 2019 Agreement. Our reinstated debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Agreement. At May 31, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Agreement and subsequent modifications.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2021, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liabilities from the acquisitions of Jhana Education (Jhana) and Robert Gregory Partners (RGP) changed as follows during the quarter and three quarters ended May 31, 2021 (in thousands):

	Jhana	RGP	Total
Balance at August 31, 2020	$3,067	$816	$3,883
Change in fair value	80	(18)	62
Payments	(329)	-	(329)
Balance at November 30, 2020	2,818	798	3,616
Change in fair value	34	(50)	(16)
Payments	(211)	-	(211)
Balance at February 28, 2021	2,641	748	3,389
Change in fair value	34	84	118
Payments	(359)	-	(359)
Balance at May 31, 2021	$2,316	$832	$3,148

At each quarterly reporting date, we typically estimate the fair value of our contingent liabilities from both the Jhana and RGP acquisitions through the use of Monte Carlo simulations. However, the RGP contingent consideration measurement period ended on May 31, 2021 and the fair value of the final contingent payment was measured using the specified performance objectives in the purchase agreement rather than a Monte Carlo simulation. Based on the timing of expected payments, $1.2 million of the Jhana and all of the RGP contingent consideration liabilities were recorded as components of accrued liabilities at May 31, 2021. The remaining $1.1 million of the Jhana contingent consideration liability is reported in other long-term liabilities. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $64.8 million at May 31, 2021 and $68.9 million at August 31, 2020, of which $1.5 million and $2.2 million were classified as components of other long-term liabilities at May 31, 2021, and August 31, 2020, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $55.3 million at May 31, 2021 and $60.6 million at August 31, 2020. During the quarter and three quarters ended May 31, 2021, we recognized $25.9 million and $70.5 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At May 31, 2021, we had $96.6 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 11, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 8 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Long-term incentive awards	$2,144	$(5,326)	$4,458	$(2,124)
Restricted stock awards	175	175	525	525
Employee stock purchase plan	51	47	144	139
	$2,370	$(5,104)	$5,127	$(1,460)

For the quarter and three quarters ended May 31, 2021, we issued 14,242 shares and 421,367 shares, respectively, of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the three quarters ended May 31, 2021, we withheld 147,092 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $3.0 million.

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

Stock Options

On January 12, 2021, our Chief Executive Officer (CEO) exercised his remaining stock options, which would have expired on January 14, 2021. The following information applies to our stock options through May 31, 2021 (in thousands):

Weighted
Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2020	218,750	$11.57
Granted	-	-
Exercised	(218,750)	(11.57)
Forfeited	-	-

Outstanding at May 31, 2021	-	$-

Options vested and exercisable at
May 31, 2021	-	$-

The stock options were exercised on a net basis (no cash was paid to exercise the options) and we withheld 51,738 shares of our common stock with a fair value of $1.3 million for income taxes. The intrinsic value of the exercised options totaled $2.9 million and we recognized an income tax benefit of $0.7 million, of which $0.5 million was recognized upon the exercise of the options.

Fiscal 2021 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of the 2019 Franklin Covey Co. Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2021 award, each eligible director received a whole-share grant equal to $100,000 with a one year vesting period. Our restricted stock award activity during the three quarters ended May 31, 2021 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2020	21,420	$32.68
Granted	28,049	24.96
Forfeited	-	-
Vested	(21,420)	32.68
Restricted stock awards at
May 31, 2021	28,049	$24.96

At May 31, 2021, there was $0.4 million of unrecognized compensation expense remaining on the fiscal 2021 Board of Director restricted share award.

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

•Performance-Based Award Shares – The other tranche of the fiscal 2021 LTIP award is based on the highest rolling four-quarter level of qualified Adjusted EBITDA in the three-year period ending August 31, 2023. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 158,088 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2021 LTIP totals 316,176 shares.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2021, we issued 14,242 shares and 40,384 shares of our common stock to participants in the ESPP.

NOTE 9 – INCOME TAXES

For the three quarters ended May 31, 2021, we recorded an income tax benefit of $9.6 million on pre-tax income of $2.2 million, which resulted in an effective tax benefit rate of approximately 434 percent for the first three quarters of fiscal 2021. We computed income taxes by applying an estimated annual effective income tax rate to the consolidated pre-tax income for the period, adjusting for discrete items arising during the period, including a $10.9 million tax benefit from a decrease in the valuation allowance against our deferred income tax assets and a $0.5 million tax benefit from the exercise of stock options (Note 8).

The decrease in our deferred tax asset valuation allowance resulted in a net income tax benefit of $10.9 million for the first three quarters of fiscal 2021. To determine the necessity and amount of the required valuation allowance, we applied relevant accounting guidance, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Because of cumulative pre-tax income over the past three fiscal years, combined with the Company’s better-than-anticipated performance during the COVID-19 pandemic and expected strong continuing performance, we determined that it is more-likely-than-not that sufficient taxable income will be available to realize all of our deferred tax assets before they expire, except for net operating loss carryforwards in certain foreign jurisdictions. Accordingly, we decreased the valuation allowance against our deferred tax assets at May 31, 2021.

NOTE 10 – INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Numerator for basic and
diluted loss per share:
Net income (loss)	$12,754	$(10,968)	$11,816	$(10,415)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	14,145	13,869	14,068	13,897
Effect of dilutive securities:
Stock options and other
stock-based awards	11	-	65	-
Diluted weighted average
shares outstanding	14,156	13,869	14,133	13,897

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$0.90	$(0.79)	$0.84	$(0.75)

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2021	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$42,704	$34,678	$8,894
International licensees	2,395	2,069	821
	45,099	36,747	9,715
Education practice	11,899	8,179	1,132
Corporate and eliminations	1,738	981	(2,284)
Consolidated	$58,736	$45,907	$8,563

Quarter Ended
May 31, 2020

Enterprise Division:
Direct offices	$26,760	$21,108	$352
International licensees	708	339	(724)
	27,468	21,447	(372)
Education practice	8,216	4,711	(1,536)
Corporate and eliminations	1,421	663	(1,734)
Consolidated	$37,105	$26,821	$(3,642)

Three Quarters Ended
May 31, 2021

Enterprise Division:
Direct offices	$115,185	$93,201	$21,729
International licensees	7,421	6,454	3,608
	122,606	99,655	25,337
Education practice	27,874	17,510	(2,010)
Corporate and eliminations	4,743	2,469	(5,925)
Consolidated	$155,223	$119,634	$17,402

Three Quarters Ended
May 31, 2020

Enterprise Division:
Direct offices	$106,844	$81,221	$10,796
International licensees	7,120	5,696	2,696
	113,964	86,917	13,492
Education practice	30,190	17,828	(3,707)
Corporate and eliminations	5,309	2,772	(4,410)
Consolidated	$149,463	$107,517	$5,375

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$10,847	$(1,908)	$23,327	$9,785
Corporate expenses	(2,284)	(1,734)	(5,925)	(4,410)
Consolidated Adjusted EBITDA	8,563	(3,642)	17,402	5,375
Stock-based compensation	(2,370)	5,104	(5,127)	1,460
Business acquisition costs	(300)	-	(300)	-
Decrease (increase) in the fair value of
contingent consideration liabilities	(118)	276	(164)	367
Government COVID-19 assistance	-	-	234	-
Knowledge Capital wind-down costs	-	-	-	(389)
Gain from insurance settlement	-	933	150	933
Depreciation	(1,423)	(1,652)	(4,904)	(4,925)
Amortization	(1,238)	(1,164)	(3,503)	(3,504)
Income (loss) from operations	3,114	(145)	3,788	(683)
Interest income	16	18	56	36
Interest expense	(525)	(621)	(1,633)	(1,783)
Income (loss) before income taxes	2,605	(748)	2,211	(2,430)
Income tax benefit (provision)	10,149	(10,220)	9,605	(7,985)
Net income (loss)	$12,754	$(10,968)	$11,816	$(10,415)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

Americas	$47,524	$32,788	$124,679	$119,545
Asia Pacific	7,922	2,759	21,351	19,987
Europe/Middle East/Africa	3,290	1,558	9,193	9,931
	$58,736	$37,105	$155,223	$149,463

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2021	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$23,266	$18,752	$686	$-	$42,704
International licensees	412	-	1,983	-	2,395
	23,678	18,752	2,669	-	45,099
Education practice	4,298	7,171	430	-	11,899
Corporate and eliminations	-	-	345	1,393	1,738
Consolidated	$27,976	$25,923	$3,444	$1,393	$58,736

Quarter Ended
May 31, 2020

Enterprise Division:
Direct offices	$10,051	$15,965	$744	$-	$26,760
International licensees	191	-	517	-	708
	10,242	15,965	1,261	-	27,468
Education practice	1,373	6,286	557	-	8,216
Corporate and eliminations	-	-	334	1,087	1,421
Consolidated	$11,615	$22,251	$2,152	$1,087	$37,105

Three Quarters Ended
May 31, 2021

Enterprise Division:
Direct offices	$60,589	$52,499	$2,097	$-	$115,185
International licensees	1,267	-	6,154	-	7,421
	61,856	52,499	8,251	-	122,606
Education practice	8,018	17,977	1,879	-	27,874
Corporate and eliminations	-	-	1,053	3,690	4,743
Consolidated	$69,874	$70,476	$11,183	$3,690	$155,223

Three Quarters Ended
May 31, 2020

Enterprise Division:
Direct offices	$58,946	$45,425	$2,473	$-	$106,844
International licensees	1,191	-	5,929	-	7,120
	60,137	45,425	8,402	-	113,964
Education practice	7,908	19,296	2,986	-	30,190
Corporate and eliminations	-	-	1,649	3,660	5,309
Consolidated	$68,045	$64,721	$13,037	$3,660	$149,463

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

Our financial results for the quarter ended May 31, 2021 represent the best third quarter results since the sale of our consumer solutions business unit in 2008. Our consolidated sales for the third quarter of fiscal 2021 totaled $58.7 million compared with $37.1 million in fiscal 2020 and $56.0 million in the pre-pandemic third quarter of fiscal 2019. On the strength of increased sales and improved gross margins, our gross profit for the third quarter increased to $45.9 million in 2021, $26.8 million in 2020, and $39.7 million in fiscal 2019. Although our selling, general, and administrative (SG&A) expenses (excluding stock-based compensation) have increased over the prior year, as a percent of sales our SG&A expenses were 64.3 percent in 2021 compared with 78.8 percent in fiscal 2020, and 67.2 percent in the third quarter of fiscal 2019. As a result of these factors, our pre-tax income improved to $2.6 million in fiscal 2021 compared with a loss of $(0.7) million in 2020, and a loss of $(2.4) million in fiscal 2019.

Our strong performance during the third quarter of fiscal 2021 reflects the continuation of four key trends that have been evident throughout the ongoing COVID-19 pandemic. These trends include:

•Strong growth of All Access Pass. All Access Pass subscription sales increased 17 percent in the third quarter of fiscal 2021, 15 percent in the first three quarters of fiscal 2021, and 14 percent over the four quarters ended May 31, 2021 when compared with the corresponding periods of fiscal 2020.

•Growth of All Access Pass subscription services. Sales of All Access Pass subscription services continued to strengthen in the third quarter, reflecting strong bookings of subscription services in prior quarters, and the Company’s capabilities to deliver services live-online and digitally.

•International sales are improving. Sales in our international direct offices and through many of our international licensee partners continued to strengthen in the third quarter.

•Education Division performance is expected to improve. Despite the challenging environment for education, booking and delivery trends in the Education Division strengthened in the third quarter, and Education Division performance is expected to continue to improve in the fourth quarter of fiscal 2021.

As areas of our operations continue to recover and grow, we believe the strength of our subscription-based offerings and services led the Company to higher levels of profitability and cash flows than in fiscal 2020, including the pre-pandemic first half of fiscal 2020. We believe these trends will continue through the fourth quarter of fiscal 2021 and will continue to produce improved earnings and cash flows compared with the prior year.

The third quarter of fiscal 2020 included the onset of the pandemic in the United States, Canada, and many other countries throughout the world, which had a significantly adverse impact on our financial results during that quarter. Comparisons to the prior year reflect those conditions and the strengthening of our operations over the course of the pandemic. The following is a summary of financial highlights for the third quarter of fiscal 2021:

•Sales – Our consolidated sales for the quarter ending May 31, 2021 totaled $58.7 million, compared with $37.1 million in the third quarter of fiscal 2020. We were pleased with the continued strength of our All Access Pass and Leader in Me subscription-based services in the third quarter and believe the electronic delivery capabilities of these offerings have been key to our business performance during the pandemic. During the third quarter of fiscal 2021, AAP sales increased 17 percent compared with the third quarter of the prior year and annual revenue retention remained strong at greater than 90 percent. During the third quarter of fiscal 2021 we saw signs of economic recovery in the United States and many of the other countries in which we operate as companies, schools, and individuals are adapting, and the positive effect of vaccinations is enabling certain economies to open and recover. As a result, sales improved in each of our segments compared with the third quarter of fiscal 2020. We remain optimistic about the future and look forward to continued recovery from the pandemic during the fourth quarter of fiscal 2021.

At May 31, 2021, we had $55.3 million of deferred subscription revenue on our balance sheet, a 26 percent, or $11.4 million, increase compared with deferred subscription revenue on our balance sheet at May 31, 2020. At May 31, 2021, we had $41.3 million of unbilled deferred revenue compared with $33.4 million of unbilled deferred revenue at May 31, 2020. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $12.8 million for the quarter ended May 31, 2021, compared with $10.3 million in the third quarter of the prior year. Gross profit for the third quarter of fiscal 2021 was $45.9 million compared with $26.8 million in fiscal 2020. Our gross margin for the quarter ended May 31, 2021 improved 587 basis points to 78.2 percent of sales compared with 72.3 percent in the third quarter of fiscal 2020, reflecting the continued increase in subscription revenues in the mix of overall sales and the impact of increased sales on fixed cost of sale elements such as salaried Education Division coaches and capitalized curriculum amortization expense. Gross profit increased due to improved sales as described above.

•Operating Expenses – Our operating expenses for the quarter ended May 31, 2021 increased $15.8 million compared with the third quarter of fiscal 2020, which was primarily due to an $8.5 million increase in SG&A expenses and a $7.5 million increase in stock-based compensation expense. Despite the increase in SG&A expenses, as a percent of sales our SG&A expenses in fiscal 2021 decreased to 64.3 percent compared with 78.8 percent in fiscal 2020. Our SG&A expenses increased primarily due to increased commissions on improved sales, increased associate costs resulting from bonuses and incentives on improved operations, and increased content development expense. Due to uncertainties related to the COVID-19 pandemic and recovery from the pandemic, we determined that our stock-based compensation awards related to Adjusted EBITDA would not vest before they expired and we reversed the previously recognized compensation expense from these awards in the third quarter of fiscal 2020. Our Compensation Committee modified these awards in the first quarter of fiscal 2021 and accordingly, we recognized stock-based compensation expense in the third quarter of fiscal 2021. Increased SG&A and stock-based compensation expenses were partially offset by cost savings from the successful implementation of expense reduction initiatives in various areas of the Company’s operations during the pandemic.

•Income Taxes – Our income tax benefit for the quarter ended May 31, 2021 was $10.1 million, compared with income tax expense of $10.2 million in the third quarter of fiscal 2020. Our income tax expense in fiscal 2020 was primarily the result of increasing our valuation allowance against deferred income tax assets due to three-year cumulative pre-tax losses combined with expected disruptions and negative impacts to our business resulting from the COVID-19 pandemic and uncertainties related to recovery from the pandemic. However, during fiscal 2021 the Company’s performance exceeded expectations, which returned us to three-year cumulative pre-tax income, and we expect continued strong performance in future periods. After consideration of these circumstances and the relevant accounting literature, we reduced the valuation allowance against our deferred tax assets, which primarily accounts for the income tax benefit we recorded for the quarter ended May 31, 2021.

•Operating Income and Net Loss – As a result of increased sales and improved gross margins, our income from operations for the quarter ended May 31, 2021 improved to $3.1 million compared with a loss of $(0.1) million in the third quarter of fiscal 2020. Combined with the income tax benefit described above, our third quarter fiscal 2021 net income was $12.8 million, or $0.90 per diluted share, compared with a net loss of $(11.0) million, or $(0.79) per share, in the third quarter of the prior year, which included the adverse impact of an increased valuation allowance on deferred tax assets.

•Cash Flows from Operating Activities – Our cash flows from operating activities increased 65 percent to $30.9 million for the three quarters ended May 31, 2021, compared with $18.7 million in the first three quarters of fiscal 2020. At May 31, 2021, we had $35.8 million of cash with no borrowings on our $15.0 million secured line of credit facility.

•Purchase of Strive Talent, Inc. – During the third quarter of fiscal 2021, we purchased Strive (Note 2), a San Francisco-based technology company which has developed and markets an innovative learning deployment platform. While the purchase of Strive did not materially impact our results of operations during the third quarter, we are excited to add the capabilities of this platform to our All Access Pass subscription. Once integrated into the AAP, the Strive platform is expected to enable the seamless integration and deployment of our content, services, technology, and metrics to deliver behavioral impact at scale to our clients. We believe the acquired technology from Strive will be a key element of our future business model and strategy.

Further details regarding our results for the quarter and three quarters ended May 31, 2021 are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2021 Compared with the Quarter Ended May 31, 2020

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

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$42,704	100.0	$26,760	100.0	$15,944
Cost of sales	8,026	18.8	5,652	21.1	2,374
Gross profit	34,678	81.2	21,108	78.9	13,570
SG&A expenses	25,784	60.4	20,756	77.6	5,028
Adjusted EBITDA	$8,894	20.8	$352	1.3	$8,542

During the third quarter of fiscal 2021 our All Access Pass subscription revenues remained strong and increased 17 percent over the third quarter of fiscal 2020, while annual AAP revenue retention remained above 90 percent. Our invoiced AAP amounts increased 43 percent compared with the third quarter of fiscal 2020 and we believe the continued increase in invoiced AAP sales, which are initially recognized on the balance sheet, provide a solid base for continued

revenue growth in future periods. In addition to the increase in invoiced AAP sales, the number of multi-year contracts is increasing as well. As of May 31, 2021, 40 percent of all AAP contracts are now multi-year contracts. We continue to be encouraged by the durability of AAP sales as clients have transitioned to and effectively utilized the digital delivery options available through the All Access Pass. As a result of this successful transition, our invoiced subscription services are recovering and were strong in the third quarter. We are also encouraged by the recovery of other areas of our direct office operations, such as our facilitator and custom materials channels, which grew $1.3 million compared with the third quarter of the prior year.

Our foreign direct offices continue to be impacted by the COVID-19 pandemic as governmental mandates limited gatherings, business activity, and training opportunities during fiscal 2021. However, these operations have been steadily improving since the third quarter of fiscal 2020 and each of our international direct offices had increased sales compared with the prior year. Overall international direct office sales increased $5.4 million or 161 percent, compared with the third quarter of fiscal 2020. We remain confident that our international direct offices will continue to recover during the remainder of fiscal 2021 and will strengthen in future periods. Foreign exchange rates had a $0.6 million favorable impact on our Direct Office sales and a $0.1 million favorable impact on operating income during the third quarter of fiscal 2021. As a result of the COVID-19 pandemic, we expect that our foreign Direct Offices will accelerate their transition to the All Access Pass in future periods, especially in China and Japan. While we are optimistic about the future of our direct office channel and AAP revenues, our future Direct Office financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within in our control.

Gross Profit. Gross profit increased primarily due to increased recognition of previously deferred subscription revenues in the mix of overall sales, which also increased Direct Office gross margin percentage when compared with the prior year.

SG&A Expense. Increased Direct Office SG&A expense was primarily due to associate costs from increased commissions on improved sales, increased bonus and incentive pay on improved operating results, and increased headcount. These increases were partially offset by reduced travel and entertainment expense and cost savings from initiatives which were implemented as a result of the pandemic.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$2,395	100.0	$708	100.0	$1,687
Cost of sales	326	13.6	369	52.1	(43)
Gross profit	2,069	86.4	339	47.9	1,730
SG&A expenses	1,248	52.1	1,063	150.1	185
Adjusted EBITDA	$821	34.3	$(724)	(102.3)	$1,545

Sales. International licensee revenues are primarily comprised of royalty revenues. Our licensee revenues increased significantly compared with the prior year primarily due to the recovery of economies in many of the countries where our licensees operate. The recovery led to significantly improved licensee royalty revenues and continued increases in AAP sales. During the third quarter of fiscal 2021, our royalty revenues increased 283 percent and our share of AAP revenues increased by 127 percent compared with the prior year. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased product sales to the licensees. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Pass subscription. The continued recovery of our licensee segment is highly dependent upon the re-opening of foreign economies, the ability or willingness of people to travel and meet together in groups, and increasing AAP sales to clients. We have translated AAP content into multiple languages and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended May 31, 2021.

Gross Profit. Gross profit increased due to increased sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included significantly more royalty revenues than in the prior year.

SG&A Expense. International licensee SG&A expenses increased primarily due to increased associate costs resulting from higher revenues and the normalization of certain operating costs compared with operations in the early months of the pandemic. However, as a percent of sales, licensee SG&A expenses decreased compared with the prior year due to increased revenues.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program designed for students primarily in K-6 elementary schools. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$11,899	100.0	$8,216	100.0	$3,683
Cost of sales	3,720	31.3	3,505	42.7	215
Gross profit	8,179	68.7	4,711	57.3	3,468
SG&A expenses	7,047	59.2	6,247	76.0	800
Adjusted EBITDA	$1,132	9.5	$(1,536)	(18.7)	$2,668

Sales. Education Division sales for the quarter ended May 31, 2021 grew primarily due to increased consulting, coaching, and training days delivered during the quarter, and increased training material sales when compared with the prior year. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the third quarter and throughout fiscal 2021. We are encouraged by signs of recovery in fiscal 2021 as renewal trends are improving, new schools continue to be added, and stimulus funds may be available to schools during the fourth quarter of fiscal 2021 and in early fiscal 2022. As of May 31, 2021, the Leader in Me program is used in over 4,300 schools in more than 50 countries.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to increased coaching and consulting sales with little variable cost increase resulting from the fixed cost of salaried coaches. This led to improved coaching margins on days delivered during the quarter.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from increased sales and additional headcount compared with the prior year. These increases were partially offset by cost cutting initiatives implemented in the Education Division.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.2 million compared with the third quarter of fiscal 2020 primarily due to the full depreciation of certain assets during the quarter. We currently expect depreciation expense will total approximately $6.4 million in fiscal 2021.

Amortization – Amortization expense increased $0.1 million compared with the third quarter of the prior year primarily due to the acquisition of Strive Talent, Inc. (Note 2). We now expect amortization expense will total $4.9 million during fiscal 2021.

Income Taxes

Our income tax benefit for the quarter ended May 31, 2021 was $10.1 million, compared with income tax expense of $10.2 million in the third quarter of the prior year. The income tax expense in fiscal 2020 resulted primarily from increasing our valuation allowance against deferred income tax assets due to three-year cumulative pre-tax losses, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the COVID-19 pandemic. However, during fiscal 2021 the Company’s performance exceeded expectations, which returned us to three-year cumulative pre-tax income, and we expect continued strong performance in future periods. After consideration of the relevant accounting literature, we reduced our valuation allowance against deferred tax assets, which primarily accounts for the income tax benefit we recorded for the quarter ended May 31, 2021.

Three Quarters Ended May 31, 2021 Compared with the Three Quarters Ended May 31, 2020

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$115,185	100.0	$106,844	100.0	$8,341
Cost of sales	21,984	19.1	25,623	24.0	(3,639)
Gross profit	93,201	80.9	81,221	76.0	11,980
SG&A expenses	71,472	62.0	70,425	65.9	1,047
Adjusted EBITDA	$21,729	18.9	$10,796	10.1	$10,933

Sales. During the first three quarters of fiscal 2021 our All Access Pass subscription revenues remained strong and increased 15 percent over the same period of fiscal 2020. We continue to be encouraged by the durability of AAP subscription sales as clients transitioned to and effectively utilized the digital delivery options available through the All Access Pass throughout fiscal 2021. Increased subscription and subscription service revenues were partially offset by a $3.4 million decrease in facilitator material sales compared with the first three quarters of fiscal 2020.

As previously mentioned, our foreign direct offices have been impacted by the COVID-19 pandemic throughout fiscal 2021 as governmental mandates limited gatherings, business activity, and training opportunities. However, international direct office sales have steadily strengthened during fiscal 2021 and, despite a difficult start, have increased $0.5 million or 2 percent, compared with the prior year. We believe these offices will continue to recover during the remainder of fiscal 2021 and in future periods. Foreign exchange rates had a $1.4 million favorable impact on our Direct Office sales and a $0.2 million favorable impact on operating income during the first three quarters of fiscal 2021. While we are optimistic about the future of our direct office channel, our future financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within our control.

Gross Profit. Gross profit increased due to increased sales in the first three quarters of fiscal 2021 as described above. Direct Office gross margin increased due to increased subscription sales in the mix of services and products sold during the first three quarters of fiscal 2021.

SG&A Expense. Increased Direct Office SG&A expense was primarily due to increased associate expenses from higher commissions on improved sales, increased bonus expense, and increased headcount. These increases were partially offset by reduced travel and entertainment expense; decreased marketing expense; and cost savings initiatives which were successfully implemented to save cash and preserve liquidity.

International Licensees Segment

The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$7,421	100.0	$7,120	100.0	$301
Cost of sales	967	13.0	1,424	20.0	(457)
Gross profit	6,454	87.0	5,696	80.0	758
SG&A expenses	2,846	38.4	3,000	42.1	(154)
Adjusted EBITDA	$3,608	48.6	$2,696	37.9	$912

Sales. International licensee revenues are primarily comprised of royalty revenues, which decreased significantly with the onset of COVID-19 in the third quarter of fiscal 2020 and the elimination of nearly all in-person training events. At the beginning of the pandemic our licensee operations had not established strong subscription businesses and were heavily reliant on live, onsite presentations. We are encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Pass. Due to strengthening economies during the first three quarters of fiscal 2021, our royalty revenues have increased four percent compared with the prior year and our share of revenues from sales of the All Access Pass have increased 51 percent. We have translated AAP content into multiple languages to provide content to various international and multi-national entities, including our international licensees. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the three quarters ending May 31, 2021.

Gross Profit. Gross profit increased due to improved sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included less materials sales than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost reduction initiatives implemented in response to lower revenues, especially in the first half of fiscal 2021.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$27,874	100.0	$30,190	100.0	$(2,316)
Cost of sales	10,364	37.2	12,362	40.9	(1,998)
Gross profit	17,510	62.8	17,828	59.1	(318)
SG&A expenses	19,520	70.0	21,535	71.3	(2,015)
Adjusted EBITDA	$(2,010)	(7.2)	$(3,707)	(12.3)	$1,697

Sales. Education Division sales for the three quarters ended May 31, 2021 decreased primarily due to fewer consulting, coaching, and training days delivered and the cancelation of Symposium conference events. Due to disruptions from the COVID-19 pandemic, especially in the first half of fiscal 2021, many training programs were postponed, canceled, or delayed, which reduced consulting, coaching, and training days delivered as educators continue to deal with ongoing education challenges and uncertainties caused by the pandemic. A significant number of the coaching and consulting days that were not able to be delivered during the first two quarters of fiscal 2021 are contractual and are expected to be delivered and recognized during the second half of fiscal 2021, including the increased days delivered during the third quarter. As trends continue to strengthen, we are optimistic that the fourth quarter will provide a strong conclusion to fiscal 2021 in the Education Division.

Gross Profit. Education Division gross profit decreased primarily due to decreased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to the mix of services sold, the cancelation of Symposium conferences and their associated costs, and reduced travel expenses for coaches and consultants.

SG&A Expenses. Education SG&A expense decreased primarily due to reduced sales associate travel expenses, reduced variable associate costs resulting from decreased sales primarily in the first two quarters of fiscal 2021, and cost savings from initiatives implemented in response to the pandemic.

Income Taxes

Our effective income tax benefit rate for the three quarters ended May 31, 2021 was approximately 434 percent, compared with an income tax expense rate of approximately 329 percent in the first three quarters of fiscal 2020. The income tax benefit for the first three quarters of fiscal 2021 was primarily due to a $10.9 million decrease in the valuation allowance against our deferred income tax assets and a $0.5 million tax benefit from the exercise of stock options (Note 8). The income tax expense for the first three quarters of fiscal 2020 was primarily due to a $10.2 million increase in the valuation allowance against our deferred income tax assets which was partially offset by a $1.8 million income tax benefit from the exercise of stock options in fiscal 2020.

We paid $1.5 million in cash for income taxes during the first three quarters of fiscal 2021. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the current economic environment of COVID-19 and the uncertain path to economic recovery, a major priority of ours has been the continued maintenance and preservation of liquidity. We believe our expense reduction efforts during late fiscal 2020 and the first half of fiscal 2021 were successful and provided the ability to maintain operations and make a strategic investment through the acquisition of Strive Talent, Inc. during the third quarter. Our cash and cash equivalents at May 31, 2021 remained strong and totaled $35.8 million, with no borrowings on our $15.0 million revolving credit facility. Of our $35.8 million in cash at May 31, 2021, $13.7 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), contingent payments from the acquisition of businesses, working capital expansion, and purchases of our common stock.

In anticipation of potential covenant compliance issues associated with the COVID-19 pandemic and uncertainties associated with the economic recovery, on July 8, 2020, we entered into the First Modification Agreement to our 2019 Credit Agreement (the 2019 Agreement). The primary purpose of the First Modification Agreement was to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021. In connection with the acquisition of Strive (Note 2), we entered into a Consent and Second Modification Agreement to the 2019 Agreement. The primary purposes of the Consent and Second Modification Agreement are to:

•Consent to the purchase of Strive.

•Reinstate the original debt covenants of the 2019 Agreement which were temporarily replaced by alternate debt covenants in the First Modification Agreement to the 2019 Agreement.

•Reduce the interest rate for borrowings from LIBOR plus 3.0 percent to LIBOR plus 1.85 percent, which was the original rate on the 2019 Agreement. The unused credit commitment fee also returns to the previously established 0.2 percent.

The Consent and Second Modification Agreement did not change any repayment or credit availability terms on the 2019 Agreement.

At May 31, 2021, our reinstated debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At May 31, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2021.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs. Despite the operating difficulties resulting from the COVID-19 pandemic in the first three quarters of fiscal 2021, our cash provided by operating activities increased 65 percent to $30.9 million compared with $18.7 million in the first three quarters of fiscal 2020. The increase was primarily due to increased income from operations and favorable changes in working capital during the first three quarters of fiscal 2021. Despite pandemic conditions, our collection of accounts receivable remained strong during the first three quarters of fiscal 2021 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

Through May 31, 2021, our cash used for investing activities totaled $13.6 million. The primary uses of cash for investing activities included the purchase of Strive Talent, Inc. (Note 2) for $10.6 million in cash, and additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

We spent $1.8 million during the first three quarters of fiscal 2021 on the development of various content and offerings. Our previous and ongoing investments in content and digital delivery capabilities have proved to be valuable during the ongoing pandemic as we were able to quickly transition our onsite presentations to “live online” presentations. We believe continued investment in our offerings and delivery capabilities is critical to our future success and we anticipate that our capital spending for curriculum development will total $3.5 million during fiscal 2021.

Our purchases of property and equipment during the first three quarters of fiscal 2021 consisted primarily of computer software and hardware. We expect to continue our investing in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our purchases of property and equipment will total approximately $2.2 million in fiscal 2021.

Cash Flows Used For Financing Activities

During the first three quarters of fiscal 2021, our net cash used for financing activities totaled $8.8 million. Our primary uses of financing cash included $5.7 million used for principal payments on our term loans and financing obligation, $3.0 million for purchases of our common stock for treasury, and $0.9 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during fiscal 2021 were solely for shares withheld to pay statutory income taxes on stock-based compensation awards which were distributed in the first three quarters of fiscal 2021. Partially offsetting these uses of cash were $0.8 million of proceeds from ESPP participants to purchase shares of stock during fiscal 2021.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of the repayment of term loan obligations; rental payments resulting from the sale of our corporate campus (financing obligation); payments on notes payable from the fiscal 2021 purchase of Strive; expected contingent consideration payments from business acquisitions; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; operating lease payments; and payments for outsourced warehousing and distribution service charges. For further information on our contractual obligations, refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on November 16, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2021, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive, and deferred payments and potential contingent consideration resulting from previous business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 2.4 percent at May 31, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at May 31, 2021 would result in approximately $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2021.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during late fiscal 2020 and during fiscal 2021. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients, including educational institutions, and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2020 to March 31, 2021	-	$-	-	$39,824

April 1, 2021 to April 30, 2021	-	$-	-	$39,824

May 1, 2021 to May 31, 2021	-	$-	-	$39,824

Total Common Shares	-	$-	-

(1)On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock during the quarter ended May 31, 2021 under the terms of this Board approved plan.

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

Item 6. EXHIBITS

(A)Exhibits:

2.1

Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling, as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021 (filed as Exhibit 2.1 to a Current Report on Form 8-K filed with the Commission on April 29, 2021 and incorporated herein by reference).

10.1

Consent and Second Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated April 26, 2021 (filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the Commission on April 29, 2021 and incorporated herein by reference).

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

FRANKLIN COVEY CO.

Date: July 8, 2021	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date: July 8, 2021	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)