Form 10-K
period 2021-08-31
FRANKLIN COVEY CO
filed 2021-11-12
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

__________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of February 26, 2021, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $317.3 million, which was based upon the closing price of $25.71 per share as reported by the New York Stock Exchange.

As of October 31, 2021, the Registrant had 14,288,484 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 14, 2022, are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of the date when made. Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “the Company,” “Franklin Covey,” “us,” “we,” and “our” refer to Franklin Covey Co. and its subsidiaries.

ITEM 1.    BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve desired results through lasting behavioral change. We believe that our clients are able to utilize our content and offerings to create cultures which include high-performing, collaborative individuals, led by effective, trust building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net sales for the fiscal year ended August 31, 2021 totaled $224.2 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

Our fiscal year ends on August 31 of each year. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331, and our telephone number is (801) 817-1776. Our website is www.franklincovey.com.

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

Our mission is to enable greatness in people and organizations everywhere, and we believe that we are experts at solving certain pervasive, intractable problems, each of which requires a change in human behavior. We seek to consistently deliver world-class content with the broadest and deepest distribution capabilities through the most flexible content delivery modalities. We believe these characteristics distinguish us from our competitors as follows:

1.World Class Content – Our content is based on timeless principles of human effectiveness and is designed to help people change both their mindset and behavior. When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to get results and achieve its own great purposes.

2.Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, from digital to live, including: The All Access Pass and Leader in Me membership, other intellectual property licensing arrangements, live on-line presentations, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching services.

3.Global Capability – We not only operate domestically with sales personnel in the United States and Canada, but we also deliver content through our directly owned international offices and independently owned international licensees who deliver our content in countries not covered by a directly owned office. This capability allows us to deliver content to a wide range of customers, from large multinational corporations to smaller local entities.

Our content and offerings are designed to transform organizations by building leaders, teams, and cultures that get results. We believe our content changes behavior, both individually and collectively, in ways that have a dramatic impact on an organization to help solve its most pressing problems and achieve breakthrough results. Further information about our content and services can be found on our website at www.franklincovey.com. However, the information contained in, or that can be accessed through, our website does not constitute any part of this Annual Report.

Business Development

Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our Direct Office and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Franklin Covey offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great purposes. Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

During 2016, we introduced the All Access Pass (the All Access Pass or AAP), which we believe is a ground-breaking subscription service that allows our clients unlimited access to our content through a digital portal. We believe the AAP is a revolutionary and innovative way to deliver our content to clients of various sizes, including large, multinational organizations, in a flexible and cost-effective manner. Clients may utilize complete offerings such as The 7 Habits of Highly Effective People and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs. Since the introduction of the All Access Pass, we have invested in additional implementation specialists to provide our clients with the direction necessary to create meaningful impact journeys using our tools and content. An impact journey is a customized plan to utilize the content and offerings on the AAP to achieve a client’s specific goals and to provide them with the keys to obtain maximum value from the pass. We have also translated All Access Pass materials into numerous additional languages, which allows the AAP to be used effectively by multinational entities and provides for greater international sales opportunities. The AAP is primarily sold through our Enterprise Division.

In our Education Division, we have launched the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes use of Franklin Covey’s proprietary intellectual property. The Leader in Me online service provides access to digital versions of student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program. We believe that the tools and resources available through the Leader in Me membership will provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

We believe that continued investments in personnel, content, and technological innovation are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings, we have sought to grow our sales through acquisitions of businesses and content licenses, and opening new international offices. Over previous years, these activities have included the following:

•Acquisition of Strive Talent, Inc. – In April 2021 we purchased Strive Talent, Inc. (Strive), a San Francisco-based technology company which has developed and markets an innovative learning deployment platform. The Strive platform is expected to enable the seamless integration and deployment of our content, services, technology, and metrics to deliver behavioral impact at scale, primarily through the Company’s All Access Pass subscription. We are excited to roll out the new capabilities of the Strive platform in fiscal 2022 and believe the platform will provide significant additional value to our clients and appeal to potential new clients.

•License of “Multipliers” Leadership Content – During late fiscal 2019, we obtained a license to develop and sell leadership offerings based on the bestselling book Multipliers by Liz Wiseman. We launched the new programs based on Multipliers content in August 2020. The initial term of this license will expire on August 31, 2029.

Our Associates

We have approximately 1,000 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

Our Industry and Clients

According to the Training magazine 2021 Training Industry Survey, the total size of the U.S. training industry is expected to increase 12 percent over 2020 and is estimated to be $92.3 billion. The training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes. We believe our competitive advantages in this industry stem from our fully integrated principle-centered training offerings, our wide variety of delivery options, and various implementation tools to help organizations and individuals measurably improve their effectiveness.

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations of assorted sizes that offer services comparable with ours. Based upon our annual sales, we believe that we are a significant competitor in the performance skills and education market. Other significant comparative companies that compete with our Enterprise Division include: LinkedIn Learning, Development Dimension International, GP Strategies Corp., SkillSoft, Coursera, Udemy Business, Harvard Business Publishing, Cornerstone, Workboard, and Korn Ferry,

among others. Our Education Division competes with entities such as: Character Counts, Responsive Classroom, 7 Mindsets, Second Step, and K12.

We believe that the principal competitive factors in the industry in which we compete include the following:

•Quality of offerings, services, and solutions

•Skills and capabilities of people

•Innovative training and consulting services combined with effective products

•Ability to add value to client operations

•Reputation and client references

•Pricing

•Global reach and scale

•Branding and name recognition in our marketplace

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices. However, we believe that we have several areas of competitive differentiation in our industry. We believe that our competitive advantages include: (1) the quality of our content; (2) the breadth of our delivery options, including the AAP and Leader in Me membership; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe; and (4) the significant impact which our offerings can have on our clients’ organization and results.

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

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for over 650 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business.

We claim nearly 230 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media. We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein. We place trademark and copyright notices on our instructional, marketing, and advertising materials. In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.

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

Human Capital Resources

Culture and Diversity, Equity, and Inclusion (DEI) at Franklin Covey

Our mission is to enable greatness in people and organizations everywhere. To fulfill that mission and successfully implement our strategy, we must attract, develop, and retain highly qualified associates for each role in the organization. We currently have approximately 1,000 associates around the world, who are dedicated to providing the best service possible for our clients. Our goal is to have every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust. To accomplish this goal, we are focused on attracting, developing, and retaining talent while looking through the lens of diversity, equity, and inclusion in each area.

In January 2021, we established the new position of Director of Learning, Development, and Inclusion. This position is responsible for the internal learning and development our associates in ways that align with our strategic plans for growth. In addition, we established the Franklin Covey Diversity, Equity, and Inclusion Council, which is comprised of approximately 35 associates from across our organization who are tasked with monitoring and implementing diversity, equity, and inclusion initiatives at all levels within the Company. Franklin Covey also sponsors an increasing number of Employee Resource Groups (ERGs), which are groups of employees who come together based on a shared interest in a specific dimension of diversity. Our global ERG network spans varying dimensions of diversity and is open to all associates. These ERGs are a cornerstone of our diversity, equity and inclusion efforts. We believe our ERGs represent and support our diverse workforce, facilitate networking and connections with peers, and create a culture of inclusion and engagement within the organization.

We believe the diverse and global makeup of our workforce allows us to successfully serve a variety of clients with different needs on a worldwide basis.

Attracting Talent

We have historically attracted “mission driven” people who care deeply about making a difference in the world. Our recruiting and hiring efforts cast a wide net when looking for candidates by partnering with many groups and agencies, including alumni organizations, multiple diversity job boards, diversity career fairs, the Utah Governor’s Committee on Employment of People with Disabilities and Business Relations, and ElevatHER – an organization designed to promote women in leadership. We established a new Manager of Diversity Partnerships position during fiscal 2021 to better evaluate our relationships with organizations that supply and impact our talent pool and to engage in targeted outreach to further diversify our recruiting network. Furthermore, our job descriptions contain clearly outlined skills and experience necessary for success in each role. We believe these descriptions are essential to effectively interview candidates for identifiable skillsets and not just “personality fits.” Through these efforts, from June 1, 2020 through May 31, 2021, 67 percent of our new hires were women. Currently, over 66 percent of our employee population are women.

We also remain steadfast in our commitment to recruiting and developing Black, Indigenous, and People of Color (BIPOC) associates. From June 1, 2020 through May 31, 2021, 37 percent of our new hires were BIPOC associates. In an effort to increase the population of BIPOC associates, we have expanded our recruitment efforts. We hope to increase the number of BIPOC applicants to ensure we are hiring the most qualified people while increasing our diversity. We are also actively engaged in ensuring that our associate promotions are fair and equitable.

Developing Talent

We believe that creating an environment which encourages life-long learning and development is essential for us to maintain a high level of service and to achieve our goal to have every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust. Franklin Covey is one of the premier training and consulting organizations in the world, and we develop and deliver various offerings, including leadership and individual effectiveness, to clients around the globe. We provide these same offerings to our associates. Our associates have unlimited access to our content and training through the All Access Pass, where they are able to experience the same high-quality solutions available to our clients. During associates’ first year, we encourage them to participate in our foundational offering, The 7 Habits of Highly Effective People, which is the cultural operating system for our organization. During fiscal 2021, we delivered our new Unconscious Bias training to our associates. This program is designed to strengthen organizations by promoting the inclusion of various viewpoints from the natural talents and abilities of its people regardless of race, sexual orientation, gender, religion, or other differences.

In the event an associate is struggling with reaching their goals or producing the results required of the role, a thoughtful and thorough performance plan is created and implemented by the associate’s manager and our Chief People Officer. The intent of the performance plan is to help the associate recalibrate and bring performance up to expectations. Through this transparent coaching process, struggling associates are able to learn how to improve their performance and become engaged, successful contributors in their role. We believe this process strengthens our associate base while reducing the cost of finding and training new associates.

Through our ongoing associate development efforts, from June 1, 2020 to May 31, 2021, over 79 percent of our promotions awarded were to women and more than 11 percent of promotions were awarded to BIPOC associates. As of June 1, 2021, 47 percent of all Vice Presidents within Franklin Covey are women.

Retaining Talent

The war for talent is real, and talented people are always in high demand. During the period of June 1, 2020 through May 31, 2021, our associate turnover rate in the United States and Canada was 12 percent, which we believe is reasonable for our industry and the make-up of our workforce.

To retain our associates, we believe it is critical to continually focus on making sure our associates are highly engaged and feel valued. We address these retention efforts in a number of ways, including training our leaders in our solution entitled, The 6 Critical Practices for Leading a Team. Our employee retention practices include holding consistent, effective one-on-one interviews, where leaders regularly take time to connect with their associates, and to understand what is working well for them and what is not. Based on these interviews, leaders are encouraged to “clear the path” of those things which may be holding the associate back. We are also focused on creating a culture of feedback, where feedback for both leaders and associates is a normal and helpful part of how work gets done. We believe that open dialogue and feedback is so important that in 2021 we established Contribution Conversations, a formal program consisting of one-on-one conversations where associates are provided the opportunity to express how their talents and interests can best serve themselves and the organization. Contribution Conversations align to our core value to focus on the whole person and allow our associates to find their voice. We believe these efforts are key to creating an atmosphere of continuous improvement.

Our compensation plans are audited periodically to confirm ongoing pay equity. We provide a generous personal time off benefit as well as a flexible and inclusive holiday schedule, reflecting the diversity of our workforce and the celebration of various cultural and religious affiliations. We also offer 100 percent salary continuance for up to 12 weeks in a rolling 12-month period, for qualifying medical leaves, and provide many other employee minded benefits.

Our focus on human capital has been a hallmark of Franklin Covey for decades, understanding that people truly are a company’s most valuable asset, and that culture is an organization’s ultimate competitive advantage. In 2017, our Organization and Compensation Committee determined to make Talent Stewardship a standing agenda item at committee meetings, and we recently included diversity, equity, and inclusion efforts as an additional standing agenda item. The Organization and Compensation Committee is actively involved in helping to determine best practices and implement new and innovative ways to help us continually improve in attracting, developing, and retaining top talent for Franklin Covey.

Our Response to COVID-19

Franklin Covey cares about the health and safety of its associates. In response to the COVID-19 pandemic, we quickly and effectively transitioned more than 90 percent of our associates to remote work and worked diligently to adhere to the Centers for Disease Control and Prevention and local health professional guidance to ensure that we implemented best practices to protect the safety of colleagues while continuing to serve clients, partners, and other stakeholders. We believe these actions have been effective during the ongoing COVID-19 pandemic.

Information About Our Executive Officers

On September 1, 2021, Paul S. Walker was appointed President and Chief Executive Officer of Franklin Covey Co. and Robert A. Whitman transitioned from his role as Chief Executive Officer to Executive Chairman and Chairman of the Board of Directors. On November 1, 2020, Scott J. Miller transitioned from his role as Executive Vice-President of Thought Leadership to that of an independent contractor and senior advisor to the Company’s thought leadership and marketing operations. Unless noted in the biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2021.

M. Sean Covey, 57, currently serves as President of the Franklin Covey Education Division, and has led the growth of this Division from its infancy to its status today. The Education Division works with thousands of education entities throughout the world in Higher Education and the K-12 market. Mr. Covey previously ran the Franklin Covey international licensee network and has been an executive officer since September 2008. Sean also served as the Executive Vice President of Innovations from 2003 to 2018, where he led the development of many of the Company’s offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores. Previous to Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution and the international bestseller The 7 Habits of Highly Effective Teens. Sean graduated from Brigham Young University with a Bachelor’s degree in English and earned an MBA from Harvard Business School.

Jennifer C. Colosimo, 52, has served as the President of the Enterprise Division since September 2020 and was appointed an executive officer in January 2021. Ms. Colosimo began her career with Andersen Consulting (now Accenture) in 1991 and joined Franklin Covey in 1996 and served in various roles including Client Partner, Delivery Consultant, Chief Operations Officer, and head of the Leadership Practice until 2011. During this time, Jennifer coauthored the book, Great Work, Great Career with Dr. Stephen R. Covey. From May 2011 through April 2016, Ms. Colosimo led teams responsible for culture, learning, and corporate social responsibility with DaVita and several private equity-backed organizations. Ms. Colosimo returned to Franklin Covey in April 2016 as the Senior Vice President of Sales and Operations in the United States and Canada. Jennifer sits on the Audit and Finance Committee of the Women’s Foundation of Colorado and was a board member of the Girl Scouts of Colorado for 10 years. Ms. Colosimo completed her Bachelor of Science at the University of Utah and received a Master of Science from Purdue University. Jennifer has also completed post-graduate work on Authentic Leadership and Executive Coaching through the Harvard Business School and Columbia University, respectively.

Colleen Dom, 59, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company’s North

American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Colleen worked in retail management and in the financial investment industry.

C. Todd Davis, 64, is an Executive Vice President and Chief People Officer, and has been an executive officer since September 2008. Todd has over 35 years of experience in training, training development, sales and marketing, human resources, coaching, and executive recruiting. Mr. Davis has been with Franklin Covey for the past 25 years. Previously, Mr. Davis was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program. Todd also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization. Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for nine years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country. Todd is the author of The Wall Street Journal’s best-selling book, Get Better: 15 Proven Practices to Build Effective Relationships at Work and a co-author of the books Talent Unleashed and Everyone Deserves A Great Manager – The 6 Critical Practices for Leading A Team.

Paul S. Walker, 46, is currently serving as the Company’s President and Chief Executive Officer. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when Paul was appointed President and Chief Operating Officer. During his time at Franklin Covey, Paul has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 68, has served as Chairman of the Board of Directors since June 1999 and served as Chief Executive Officer of the Company from January 2000 through August 2021. Mr. Whitman currently serves as Executive Chairman and Chairman of the Board of Directors as described above. Bob previously served as a director of the Covey Leadership Center from 1994 to 1997. Prior to joining Franklin Covey, Mr. Whitman served as President and Co-Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson. Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 68, joined Franklin Covey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005. Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years. Mr. Young has more than 40 years of accounting and management experience and is a Certified Public Accountant. Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

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

ITEM 1A. RISK FACTORS

Our business environment, current domestic and international economic conditions, impacts from the ongoing COVID-19 pandemic, geopolitical circumstances, changing social standards, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating our Company.

The risks included here are not exhaustive. Other sections of this report may include additional risk factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing global environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Further, the disclosure of risks identified below does not imply that the risk has already materialized.

COVID-19 Pandemic Risks

Our results of operations have been adversely affected and could be materially impacted in the future by the ongoing coronavirus (COVID-19) pandemic.

The global spread of COVID-19 and its variants has created significant volatility, uncertainty, and economic disruption during late fiscal 2020 and throughout fiscal 2021. These conditions have adversely affected our consolidated sales during fiscal 2021 as some workplaces and schools remained closed in response to the pandemic. The recovery from COVID-19 has thus far been uneven as case numbers have fluctuated and increased in certain areas of the world, which has caused continued business, educational, and social disruptions. The extent to which the COVID-19 pandemic will continue to impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity, including ensuing supply chain issues, and actions taken in response; the effect on our clients, including educational and governmental institutions, and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions, people working from remote locations, and limitations on in-person interactions and events; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described throughout this section of our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

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

Global economic and political conditions affect our clients’ businesses and the markets in which they operate. Instability in the global credit markets; the impact of uncertainty regarding global central bank monetary policy; the instability in the geopolitical environment in many parts of the world, including the United Kingdom “Brexit” withdrawal from the European Union; the current economic challenges in China, including the global economic ramifications of Chinese economic difficulties; and other disruptions may continue to put pressure on global economic conditions. If global economic, political, and market conditions, or conditions in key markets, remain uncertain or deteriorate further, we may experience material adverse impacts on our business, operating results, and financial condition.

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

Failure to maintain our reputation, brand image, and culture could negatively impact our business.

Our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting, and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, content and platform innovation and quality, and our efforts in these respects may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences. We could be adversely impacted if we fail to achieve any of these objectives.

Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose, and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our affiliates could seriously damage our reputation and brand image, regardless of whether such claims are accurate. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our financial condition and results of operations could be materially and adversely affected.

Some terminology, language, or content in our offerings may be deemed offensive by certain individuals due to rapidly changing societal norms, which may cause damage to our brand or reputation.

Our mission is to enable greatness in individuals and organizations regardless of race, religion, gender, or other individual characteristics. We write and design our content and materials to accomplish this mission and believe that the principles we teach improve lives. Through our directly owned offices and international licensees, our content is delivered in numerous countries around the world in different languages and in different cultures. The language, graphics, and examples used in our content and materials may be understood and interpreted differently by individuals based on culture, experience, societal norms, and other factors. As a result, some individuals may find some of the content in our materials offensive. While we have developed an ongoing review process to remove potentially offensive terms or images from our materials, a rapidly changing cultural and social environment may create unfavorable interpretations of language or images faster than we can identify and remediate them. Although our intent is to educate and improve individual lives and organizational cultures without offense, an unfavorable interpretation by an individual or organization of the language, concepts, or images used in our content or materials may harm our reputation and brand, cause us to lose business, and adversely affect our business and results of operations.

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

The loss of proprietary content or the unauthorized use of our intellectual property may create greater competition, loss of revenue, adverse publicity, and may limit our ability to reuse that intellectual property with other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future engagements.

We depend on key personnel, the loss of whom could harm our business.

Our future success will depend, in part, on the continued service of key executive officers and personnel. The loss of the services of any key individuals could harm our business. Our future success also depends on our ability to identify, attract, and retain additional qualified senior personnel. Competition for such individuals in the current labor market and in our industry is intense, and we may not be successful in attracting and retaining such personnel.

If we are unable to attract, retain, and motivate high-quality employees, including sales personnel and training consultants, we may not be able to grow our business as projected or may not be able to compete effectively.

Our success and ability to grow are partially dependent on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business. Competition for skilled personnel is intense at all levels of experience and seniority. There is a risk that we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market. If we are unable to hire and retain talented sales and delivery employees with the skills, and in the locations, we require, we might not be able to grow our business at projected levels or may not be able to effectively deliver our content and services. If we need to hire additional personnel to maintain a specified number of sales personnel or are required to re-assign personnel from other geographic areas, it could increase our costs and adversely affect our profit margins. In addition, the inability of newly hired sales personnel to achieve increased sales metrics as they progress may inhibit our ability to attain anticipated sales growth.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process.

Our clients include national, state, provincial, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process. These risks include, but are not limited to, the following:

•Governmental entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding, budgetary changes, and other discretionary reasons. Changes in governmental priorities or other political developments, including disruptions in governmental operations, could result in changes in the scope of, or in termination of, our existing contracts.

•Governmental entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. Findings from an audit may result in our being required to prospectively adjust previously agreed upon rates for our work, which may affect our future margins.

•If a governmental client discovers improper activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government.

•Political and economic factors such as pending elections, the outcome of elections, revisions to governmental tax policies, sequestration, debt ceiling negotiations, and reduced tax revenues can affect the number and terms of new governmental contracts signed.

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

Cybersecurity and Information Technology Risks

The All Access Pass and Leader in Me subscription services are internet-based platforms, and as such we are subject to increased risks of cyber-attacks and other security breaches that could have a material adverse effect on our business.

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

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of personal data. If we, our associates, business partners, or our service providers negligently disregard or intentionally breach our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the European Union (EU) and the U.S. formally entered into a new framework in July 2016 that provided a mechanism for companies to transfer data from EU member states to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (SCCs), can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the SCCs, in particular in relation to transfers of data to the United States. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer and the laws and practices of the destination country, to implement additional security measures, and to update internal privacy practices. Regulatory guidance suggests that certain transfers of personal data to the United States could be compliant only if the recipient is able to implement specific technical and procedural security controls to protect that personal data, and such controls may not be practical for certain service delivery models, in particular cloud services. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements, implement the supplementary security measures, and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. Compliance may require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity. The inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to such laws may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities.

In addition, during May 2018 the new General Data Protection Regulation (GDPR) became effective in the European Union. The GDPR imposes strict requirements on the collection, use, security, and transfer of personal information in and from EU member states. The GDPR is designed to unify data protection within the EU under a single law, which may result in significantly greater compliance burdens and costs related to our EU operations and customers. Under GDPR, fines of up to 20 million Euros or up to four percent of the annual global revenues of the infringer, whichever is greater, could be imposed. Although GDPR applies across the European Union, local data protection authorities still have the ability to interpret GDPR, which may create inconsistencies in application on a country-by-country basis. Furthermore, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the United Kingdom. We have implemented new controls and procedures, including a team dedicated to data protection, to comply with the requirements of GDPR as well as the UK GDPR. However, these new procedures and controls may not be completely effective in preventing unauthorized breaches of personal data.

Further, on August 20, 2021, China adopted the PRC Personal Information Protection Law, or PIPL. The PIPL took effect on November 1, 2021. The PIPL establishes comprehensive requirements relating to the collection, use, transfer, security, and other processing of personal information in or from China. The PIPL incorporates many requirements common to international privacy laws, such as GDPR, and adds unique regulatory requirements relating to data localization, international data transfers, consumer consent, the processing of “sensitive personal information,” and the operations of certain “internet platform services.” Several key provisions of the PIPL remain undefined, including important thresholds, definitions, and requirements concerning the scope and limitations on international data transfers, data localization, and internet platform services. Fines and penalties under the PIPL range from fines up to RMB 50,000,000 or five percent of global annual turnover, to the cancellation of business authorizations, personal liability or professional restrictions for responsible company officers, as well as criminal and civil liability. As regulatory agencies in China did not make public certain rules as of PIPL’s effective date, a full assessment of the risks and impact of the law and relevant compliance requirements has not been possible and we may have a limited period to become compliant. In the event the law requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs, business inefficiencies, lost sales, decreased demand, and decreased competitiveness, as we may be unable to provide our services or certain features, or provide them in an efficient or centralized manner. Additionally, local companies may be favored by customers who will not consent to or accept transfer of their data out of China. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China. These risks may be magnified due to regulatory uncertainty and short periods to achieve compliance. Additionally, under the PIPL, we may be subject to additional liabilities, claims, penalties, or causes of action in the event of a breach of customer personal information.

Other governmental authorities throughout the U.S. and around the world are considering or have adopted similar types of legislative and regulatory proposals concerning data protection. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which was effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of data sales, as well as certain data sharing with third parties and provides a new private cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (the CPRA) was approved by California voters in the November 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning on July 1, 2023. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. These privacy, security, and data protection laws and regulations continue to evolve and could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance risk and expenses and make our business more costly or less efficient to conduct.

We employ global best practices in securing and monitoring code, applications, systems, processes, and data, and our security practices are regularly reviewed and validated by an external auditing firm. However, these efforts may be insufficient to protect sensitive information against illegal activities and we may be exposed to additional liabilities from the various data protection laws enacted within the jurisdictions where we operate.

Our business is becoming increasingly dependent on information technology and will require additional cash investments in order to grow and meet the demands of our clients.

Since the introduction of our online subscription services, our dependence on the use of sophisticated technologies and information systems has increased. Moreover, our technology platforms will require continuing cash investments (including business acquisitions such as the acquisition of Strive in fiscal 2021) by us to expand existing offerings, improve the client experience, and develop complementary offerings. Our future success depends in part on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace. Failure to adapt and improve these areas could have an adverse effect on our business, including our results of operations, financial position, and cash flows.

Liquidity and Capital Resource Risks

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors. We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flows may be insufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may be unsuccessful and we may not meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our 2019 Credit Agreement (as defined below) and subsequent modifications, may restrict us from pursuing any of these alternatives.

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

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•Develop new services, programs, or offerings

•Take advantage of opportunities, including business acquisitions

•Respond to competitive pressures

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

Our common stock is publicly traded on the New York Stock Exchange (NYSE), and at any given time various securities analysts follow our financial results and issue reports on us. These periodic reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based on their own opinions and are often different from our estimates or expectations. The price of our common stock could, however, decline if an analyst downgrades our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If analysts do not continue to follow us or if our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. If our stock price is volatile, we may become involved in securities litigation following a decline in price. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Our business performance may not be sufficient for us to meet the financial guidance that we provide publicly.

We may provide financial guidance to the public based upon expectations regarding our financial performance. While we believe that our annual financial guidance provides investors and analysts with insight into our view of the Company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be adversely affected.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced significant volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

•Fluctuations in our quarterly results of operations and cash flows

•Increased overall market volatility

•Variations between our actual financial results and market expectations

•Changes in our key balances, such as cash and cash equivalents

•Currency exchange rate fluctuations

•Unexpected asset impairment charges

These factors, among others, may have an adverse effect upon our stock price in the future.

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

We have sales offices in Australia, China, Japan, Germany, Switzerland, Austria, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including:

•Restrictions on the movement of cash

•Burdens of complying with a wide variety of national and local laws, including tax laws

•The absence in some jurisdictions of effective laws to protect our intellectual property rights

•Political instability

•Currency exchange rate fluctuations

•Longer payment cycles

•Price controls or restrictions on exchange of foreign currencies

This includes, for example, the effect of the United Kingdom’s exit from the European Union, commonly referred to as Brexit, including implementation of the legal and regulatory framework that applies to the United Kingdom and its relationship with the European Union and other countries, as well as new and proposed changes affecting tax laws and trade policy in the United States and elsewhere. The consequences of Brexit, together with the continuing uncertainty regarding the terms on which the U.K. will interact with the EU, could introduce significant volatility into global financial markets and adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, including U.K. competition law. Following the trade deal reached between the U.K. and the end of the transition period, we have experienced or expect to experience impacts on our operations from the following:

•More stringent rules of origin on goods traded between the U.K. and the EU;

•additional procedures related to goods traded between the EU and non-EU countries;

•limited transportation availability for a period, as a result of delays at borders between the U.K. and EU; and

•new product registration requirements applicable including to avoid any new tariffs or quotas, or as a result of REACH and the new U.K. REACH regime.

While we believe that some of these adverse impacts will be resolved in the coming months as the U.K. becomes accustomed to operating independent of the EU, we may in the future experience further adverse consequences such as increased costs of conducting business in the U.K., deterioration in economic conditions in the U.K., volatility in currency exchange rates or adverse changes in regulation, any of which could have a negative impact on our future operations, operating results, and financial condition.

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

Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.

Extreme weather conditions in the areas in which our suppliers, customers, distribution facilities, offices, and headquarters are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires, and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our customers, vendors and suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, distribution facilities and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties’ computer, network, telecommunication and other systems and operations. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our vendors, suppliers, and customers. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results and financial condition. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers, replace capacity at key distribution locations or quickly repair damage to our information technology systems, our ability to serve our customers could be adversely affected. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations, and financial condition.

Environmental Issues

Sustainability and protecting our natural environment are significant priorities at Franklin Covey and we strive to implement practices and policies that support this concern. Our current evaluation is that the near term effects of climate change and climate change regulation on our business are not material, but we cannot predict the long-term impacts on us from climate change or its regulation. We will continue to monitor the impacts of such issues on our business and consider responsive action as needed.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2021, our principal executive offices in Salt Lake City, Utah occupy approximately 84,000 square feet of leased office space that is accounted for as a financing arrangement, which expires in 2025. This facility accommodates our executive team and corporate administration, as well as other professionals. The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion. Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below. These leased facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

International Sales Offices

Banbury, England

Tokyo, Japan

China: Beijing, Shanghai, Guangzhou, and Shenzhen

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2021, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2021 or 2020. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the board deems relevant. We currently anticipate that we will retain all available funds to repay our liabilities, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2021, we had 14,288,484 shares of common stock outstanding, which were held by 508 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock by the Issuer

We did not have any purchases of our common stock during the fourth quarter of fiscal 2021.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. Through August 31, 2021, we have purchased 5,000 shares of our common stock for $0.2 million under the terms of this Board-approved plan.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2016 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

Reserved.

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

Non-GAAP Measures

This management’s discussion and analysis includes the concept of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) which is a non-GAAP measure. We define Adjusted EBITDA as net income or loss excluding the impact of interest expense, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions.

We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income or loss, a related GAAP measure, please refer to Note 16 Segment Information to our consolidated financial statements as presented in Item 8 of this Form 10-K.

EXECUTIVE SUMMARY

General Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior. We believe that our content and services create the connection between capabilities and results. We believe that our clients are able to utilize our content to create cultures with high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

In the training and consulting marketplace, we believe there are three important characteristics that distinguish us from our competitors.

1.World Class Content – Our content is based on timeless principles of human effectiveness and is designed to help people change both their mindset and behavior. When our content is applied consistently in an organization, we believe the culture of that organization will change to enable the organization to get desired results and achieve its own great purposes.

2.Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass, the Leader in Me membership, and other intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location.

3.Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria; and we contract with independent licensee partners who deliver our content and provide services in 150 countries and territories around the world.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, Multipliers, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, Leadership, and Education. We believe that our offerings help individuals, teams, and entire organizations transform their results through achieving systematic, sustainable, and measurable changes in human behavior. Our offerings are described in further detail at www.franklincovey.com. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K, and the descriptions found therein should not be viewed as a warranty or guarantee of results.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2021, fiscal 2020, and fiscal 2019 refer to the twelve-month periods ended August 31, 2021, 2020, 2019, and so forth.

Fiscal 2021 Financial Overview

We were pleased with our fiscal 2021 financial results, which featured increased sales, improved gross margin, increased income from operations, and improved liquidity compared with fiscal 2020, despite the continuing challenges from the COVID-19 pandemic. Our growth during fiscal 2021 compared with fiscal 2020 was substantially driven by increased subscription and subscription services sales. Total subscription revenue in fiscal 2021 increased 15 percent over fiscal 2020, and subscription and subscription service sales increased 21 percent compared with fiscal 2020. Including the impact of subscription and subscription service sales, our financial performance during fiscal 2021 reflects four key trends that have been evident throughout the ongoing COVID-19 pandemic. These trends include:

•First, the strong growth of All Access Pass subscription sales. All Access Pass subscription sales increased 18 percent during fiscal 2021 and 27 percent in the fourth quarter when compared with the prior year.

•Second, the growth of All Access Pass subscription services, which increased 38 percent over fiscal 2020, and grew 76 percent in the fourth quarter when compared with the same quarter of fiscal 2020. Sales of AAP subscription services strengthened in fiscal 2021, reflecting the strong bookings of subscription services, and the Company’s capabilities to deliver subscription services live-online and through other digital modalities.

•Third, sales in our international direct offices and through many of our international licensee partners strengthened during fiscal 2021. In the fourth quarter of fiscal 2021, all of our international direct office sales increased compared with the fourth quarter of fiscal 2020, and for the full fiscal year our international direct office sales increased 13 percent compared with fiscal 2020. In fiscal 2021, our international licensee revenues grew seven percent compared with the prior year.

•Fourth, booking and delivery trends in the Education Division strengthened in the fourth quarter, as Education Division subscription revenue grew 52 percent in the fourth quarter and increased seven percent for the full fiscal year. During fiscal 2021, the Education Division added 574 new Leader in Me schools, a 79% increase over fiscal 2020, and retained over 92% of its existing Leader in Me schools.

We believe the momentum from strong financial results in the fourth quarter and in fiscal 2021 will carry over into fiscal 2022 and generate additional growth. As the global economy continues to recover, we believe the strength of our subscription-based offerings and services will provide a solid foundation for earnings and cash flow growth in fiscal 2022 and in subsequent years.

Our consolidated revenue for fiscal 2021 year grew 13 percent, or $25.7 million, and totaled $224.2 million compared with $198.5 million in fiscal 2020. Our fiscal 2021 sales increased primarily due to strong sales of subscription and subscription services. Despite the challenging economic and operating environment in fiscal 2021, our All Access Pass and Education Division subscription revenues increased compared with the prior year. Our revenue growth in fiscal 2021 was primarily driven by contract renewals and new customers, as price increases did not have a material impact on our sales growth over the prior year. Enterprise Division sales for the year increased 14 percent, or $20.4 million, to $168.6 million compared with $148.2 million in the prior year, and were driven primarily by increased AAP revenues and recovering international direct office and licensee sales. All Access Pass subscription revenues grew 18 percent compared with the prior year and subscription and subscription services revenues increased 24 percent over fiscal 2020. Education Division revenues increased 13 percent, or $5.5 million, to $48.9 million compared with $43.4 million in fiscal 2020. Ongoing disruptions to school operating environments reduced the delivery of coaching, consulting, and training days to educational institutions in early fiscal 2021 as educators dealt with changing and uncertain schedules. However, a significant number of the coaching, consulting, and training days not able to be delivered during early fiscal 2021 were contractual, and were able to be delivered and recognized in the third and fourth quarters. Education Division subscription revenue, which primarily consists of the Leader in Me online service and consulting days invoiced with the Leader in Me online service, increased seven percent compared with fiscal 2020, and material sales and consulting days not included in subscription revenue also increased compared with fiscal 2020.

At August 31, 2021, we had $88.6 million of deferred revenue compared with $68.9 million at August 31, 2020. Our deferred revenue noted above at August 31, 2021 and August 31, 2020 includes $2.7 million and $2.2 million, respectively, of deferred revenue that was classified as long-term based on expected recognition. Deferred subscription revenue increased 27 percent, or $16.5 million, to $77.0 million at August 31, 2021. Our unbilled deferred revenue at August 31, 2021 grew 27 percent to $50.4 million compared with $39.6 million at the end of fiscal 2020. At August 31, 2021, the sum of our deferred subscription revenue plus unbilled deferred subscription revenue grew 27 percent, or $27.2 million, to $127.4 million compared with $100.2 million at August 31, 2020. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated net sales by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2021	Change	2020	Change	2019
Enterprise Division:
Direct offices	$159,608	14	$139,780	(11)	$157,754
International licensees	9,036	7	8,451	(34)	12,896
	168,644	14	148,231	(13)	170,650
Education Division	48,902	13	43,405	(11)	48,880
Corporate and other	6,622	(3)	6,820	17	5,826
Consolidated sales	$224,168	13	$198,456	(12)	$225,356

Gross profit consists of net sales less the cost of services provided or the cost of goods sold. Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs; amortization of previously capitalized curriculum development costs; content royalties; materials used in the production of training products and related assessments; manufacturing labor costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Consolidated cost of sales in fiscal 2021 totaled $51.3 million compared with $53.1 million in fiscal 2020. Our gross profit for the fiscal year ended August 31, 2021 was $172.9 million, compared with $145.4 million in fiscal 2020 and increased primarily due to increased sales as described above. Our gross margin in fiscal 2021 improved 388 basis points to 77.1 percent of sales compared with 73.3 percent in the prior year, reflecting an increase in subscription revenues in the mix of overall sales and the impact of increased sales on fixed cost of sale elements such as salaried Education Division coaches and capitalized curriculum amortization expense.

Our operating expenses in fiscal 2021 increased $22.5 million compared with fiscal 2020 primarily due to a $15.0 million increase in selling, general, and administrative (SG&A) expenses and a $9.2 million increase in stock-based compensation expense. Increased SG&A expense was primarily due to increased variable compensation, including commissions, bonuses, and incentives resulting from increased sales and improved operating results during fiscal 2021; increased associate costs from additional sales and sales support employees; and increased content and product development expense. We reevaluate our stock-based compensation instruments at each reporting date. Due to the adverse impact of COVID-19 and uncertainties related to the expected recovery, we determined that certain tranches of previously granted performance awards would not vest prior to their expiration. Based on our analyses, we reversed previously recognized stock-based compensation expense for these tranches during fiscal 2020, which resulted in a $(0.6) million net credit to stock-based compensation in fiscal 2020. These stock-based compensation awards were modified in the first quarter of fiscal 2021 and we recognized the corresponding compensation expense on these awards following the modification date.

Our fiscal 2021 income from operations improved 165 percent, or $5.0 million, to $8.1 million compared with $3.1 million in fiscal 2020. Fiscal 2021 pre-tax income was $6.1 million compared with $0.8 million in fiscal 2020, reflecting the items noted above.

Our effective income tax benefit rate for fiscal 2021 was approximately 124 percent compared with an effective tax rate of approximately 1,284 percent in fiscal 2020. Our income tax expense in fiscal 2020 was primarily the result of increasing our valuation allowance against deferred income tax assets due to three-year cumulative pre-tax losses combined with expected disruptions and negative impacts to our business resulting from the COVID-19 pandemic, and uncertainties related to the recovery from the pandemic. However, during fiscal 2021 the Company’s performance exceeded expectations, which returned us to three-year cumulative pre-tax income, and we expect continued strong performance in future periods. After consideration of these circumstances and the relevant accounting literature, we reduced the valuation allowance against our deferred tax assets, which primarily accounts for the income tax benefit we recorded for the fiscal year ended August 31, 2021.

Net income for the year ended August 31, 2021 was $13.6 million, or $0.96 per diluted share, compared with a net loss of $(9.4) million, or $(.68) per share, in fiscal 2020. Our Adjusted EBITDA in fiscal 2021 increased 96 percent, or $13.7 million, to $28.0 million compared with $14.3 million in fiscal 2020, reflecting the above-noted factors.

Further details regarding these items can be found in the comparative analysis of fiscal 2021 with fiscal 2020 as discussed within this management’s discussion and analysis.

Our liquidity, financial position, and capital resources remained strong during fiscal 2021. At August 31, 2021, we had $47.4 million of cash, with no borrowings on our $15.0 million revolving credit facility, compared with $27.1 million of cash, and no borrowings on our revolving credit facility, at August 31, 2020. Cash flows from operating activities remained strong and increased 68 percent to $46.2 million for fiscal 2021 compared with $27.6 million in the prior year. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found in this management’s discussion and analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2020 compared with fiscal 2019, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on November 16, 2020.

Impact of COVID-19 Pandemic on Fiscal 2021

COVID-19 was first identified in China during December 2019, and subsequently declared a pandemic by the World Health Organization. Since its discovery, COVID-19 and its variants have surfaced in nearly all regions around the world and have resulted in government-imposed travel restrictions and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted our business globally, including our licensees, through office, government, and school closures. These closures had a significant adverse impact on our business beginning in the third quarter of fiscal 2020 and the effects of the ongoing pandemic were felt by us throughout fiscal 2021.

During fiscal 2021, we were pleased with the continued strength of our subscription business and the quick pivot to delivering content live-online and through our other digital modalities. Our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions. According to the Training magazine 2021 Training Industry Report, most companies were able to transition the reception of their training to blended online and virtual classroom environments. We expect that most companies will retain aspects of remote learning after the COVID-19 pandemic is over. We also believe our ability to deliver content and offerings over a broad array of online and other digital modalities to suit a client’s needs will prove to be a valuable strategic advantage, and we believe these capabilities will accelerate our recovery from the effects of the pandemic.

The COVID-19 pandemic presented especially difficult conditions for our international direct offices and licensee partners during fiscal 2021 as countries enacted a variety of measures to contain the spread of the virus. These measures included the closure of offices, schools, and other meeting spaces. While our content is able to be presented digitally and is translated into numerous languages, the technology base differs significantly among countries, which may impede the smooth delivery of content to remote work locations. We remain optimistic about the future as we saw signs of economic recovery in the United States and many of the other countries in which we operate as companies, schools, and individuals are adapting, and the positive effect of vaccinations and therapeutics are enabling certain economies to open and recover. However, certain countries where we do business have enacted strict lockdown measures during fiscal 2021 and parts of fiscal 2020, and may continue to implement additional lockdowns in future periods. We will continue to monitor developments related to the COVID-19 pandemic, including supply chain issues, and their actual and potential impacts on our financial position, results of operations, and liquidity.

On March 27, 2020, in response to COVID-19, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act is a relief package consisting of various stimulus measures, such as tax payment deferrals, various business incentives, and makes certain technical corrections to the U.S. Tax Cuts and Jobs Act of 2017. While beneficial to the economy and business overall, the enactment of the CARES Act and similar legislation in other countries throughout the world did not have a material impact on our fiscal 2021 or fiscal 2020 consolidated financial statements.

Key Growth Objectives

As economies and businesses reopen and recover from the COVID-19 pandemic, we are optimistic that opportunities for growth and expansion will return both domestically and internationally. In addition to recovery from the pandemic, we believe the following key factors will drive our growth in fiscal 2022 and beyond:

•Best in Class Content and Solutions – We believe that our offerings are based on best-in-class content driven by best-selling books and world-class thought leadership. Our content is focused on performance improvement through behavior-changing outcome oriented training. These offerings are designed to build great and enduring organizations, build winning cultures, promote execution on major strategic initiatives, build leaders at all levels of an organization, and increase the individual and interpersonal effectiveness of people. Our vision is to profoundly impact the way billions of people throughout the world live, work, and achieve their own great purposes. We believe ongoing investment in our existing and new content will allow us to achieve this vision.

•New Subscription Service Sales and the Renewal of Existing Client Contracts – Even prior to the onset of the COVID-19 pandemic, we invested heavily in the digital delivery of our content through our All Access Pass and Leader in Me subscription services. These digital delivery platforms allow our content and offerings to be accessible at scale in a wide variety of organizations and schools, and provide compelling value propositions to our clients. We believe our ongoing investment in digital delivery enables us to deliver content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location. As organizations implement and utilize the content on the AAP and schools realize the benefits of the Leader in Me program, we believe that we create durable strategic relationships with our clients that encourage the renewal of subscription contracts. We are focused on building strategic relationships with both new and existing clients to provide new subscription sales opportunities and renewal or expansion of existing subscription services with current clients.

•Expand our Global Reach and Distribution – We are focused on consistently increasing the number of new client partners, consultants, coaches, and implementation specialists to increase our global reach and sales opportunities. We believe adding client partners is a key driver of future growth as our model is designed to have new client partners at or near breakeven during their first year, and then make significant contributions to sales growth thereafter. At August 31, 2021, we had 273 client partners compared with 254 at the end of fiscal 2020.

•Most Impactful Thought Leadership – We believe that our offerings address some of the most significant challenges that organizations and individuals face. However, we are not comfortable resting on past successes and we seek to engage individuals who can provide timely and impactful thought leadership on a variety of topics. Over the past couple of years we have released six new bestselling books, including Get Better, Everyone Deserves a Great Manager, and Leading Loyalty. During fiscal 2020 we developed and released new offerings based on the bestselling book Multipliers, by Liz Wiseman. To increase the visibility of our thought leadership, we seek to publish new books each year and we have significantly expanded our presence in podcasts, relevant white papers, and digital media. We believe our ongoing efforts to strengthen our thought leadership will provide added opportunities in the training marketplace.

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

YEAR ENDED
AUGUST 31,	2021	2020	2019
Sales	100.0	100.0	100.0
Cost of sales	22.9	26.7	29.3
Gross profit	77.1	73.3	70.7

Selling, general, and administrative	64.7	65.5	62.4
Stock-based compensation	3.8	(0.3)	2.1
Restructuring costs	-	0.8	-
Depreciation	2.8	3.4	2.8
Amortization	2.2	2.3	2.2
Total operating expenses	73.5	71.7	69.5
Income from operations	3.6	1.6	1.2
Interest income	-	-	-
Interest expense	(0.9)	(1.2)	(1.0)
Discount accretion on related
party receivables	-	-	0.1
Income before income taxes	2.7	0.4	0.3

FISCAL 2021 COMPARED WITH FISCAL 2020 RESULTS OF OPERATIONS

Enterprise Division

Direct Offices Segment

The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices in Japan, China, the United Kingdom, Australia, and our offices in Germany, Switzerland, and Austria; and other groups such as our government services office and books and audio sales. The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$159,608	100.0	$139,780	100.0	$19,828
Cost of sales	30,192	18.9	31,636	22.6	(1,444)
Gross profit	129,416	81.1	108,144	77.4	21,272
SG&A expenses	101,468	63.6	90,450	64.7	11,018
Adjusted EBITDA	$27,948	17.5	$17,694	12.7	$10,254

Sales at our direct offices in the U.S. and Canada, including government sales, increased 16 percent, or $16.3 million during fiscal 2021, which was primarily driven by increased AAP subscription revenues. During fiscal 2021 our All Access Pass subscription revenues remained strong and increased 18 percent over the prior year, while annual AAP revenue retention remained above 90 percent for the year. Our AAP subscription and subscription services revenue increased 24 percent compared with fiscal 2020. We believe the continued increase in invoiced AAP sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in fiscal 2022 and in future periods. In addition to the increase in invoiced AAP sales, the number of multi-year contracts is increasing as well. As of August 31, 2021, more than 40 percent of all AAP contracts are now multi-year contracts. We continue to be encouraged by the durability of AAP sales as clients have transitioned to and effectively utilized the digital delivery options available through the All Access Pass. As a result of this successful transition, our invoiced subscription services are recovering and were strong during fiscal 2021. We believe the strength and durability of our All Access Pass platform, and ongoing improvements to the platform such as those that will be enabled by fiscal 2021 acquisition of Strive Talent, Inc. will lead to continued success in our U.S. and Canada direct office operations in fiscal 2022 and in the future.

Our foreign direct offices continued to be impacted by the COVID-19 pandemic as governmental mandates limited gatherings, business activity, and training opportunities during fiscal 2021. However, these operations have been steadily improving since the third quarter of fiscal 2020. After a slow start to fiscal 2021, international direct office sales increased $3.5 million or 13 percent, compared with fiscal 2020. We remain confident that our international direct offices will continue to recover during fiscal 2021 and will strengthen in future periods. Foreign exchange rates had a $1.9 million favorable impact on our Direct Office sales and a $0.3 million favorable impact on operating income during fiscal 2021. As a result of the COVID-19 pandemic, we expect that our foreign Direct Offices will accelerate their transition to the All Access Pass in future periods. While we are optimistic about the future of our direct office channel and AAP revenues, our future Direct Office financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within in our control.

Gross Profit. Gross profit increased primarily due to increased sales and recognition of previously deferred subscription services revenues in the mix of overall sales, which also increased Direct Office gross margin percentage when compared with the prior year.

SG&A Expense. Increased Direct Office SG&A expense was primarily due to variable associate costs, including increased commissions, bonuses, and incentives resulting from increased sales and improved operating results, and increased headcount from new sales and sales support personnel. These increases were partially offset by reduced travel and entertainment expense and cost savings from initiatives which were implemented as a result of the pandemic.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$9,036	100.0	$8,451	100.0	$585
Cost of sales	1,309	14.5	1,772	21.0	(463)
Gross profit	7,727	85.5	6,679	79.0	1,048
SG&A expenses	4,141	45.8	4,273	50.6	(132)
Adjusted EBITDA	$3,586	39.7	$2,406	28.5	$1,180

Sales. International licensee revenues are primarily comprised of royalty revenues. Our licensee revenues increased compared with the prior year primarily due to increased licensee sales as the economies in many of the countries where our licensees operate continue to recover. During fiscal 2021, our royalty revenues increased 13 percent compared to the prior year and licensee sales of AAP contracts continues to strengthen. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased product sales to the licensees. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Pass subscription. The continued recovery of our licensee segment is highly dependent upon the re-opening of foreign economies, the ability or willingness of people to travel and meet together in groups, and increasing AAP sales to clients. We have translated AAP content into multiple languages and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. However, if pandemic conditions continue to linger, our recovery to pre-pandemic sales levels may take longer than previously anticipated. Foreign exchange rates had a $0.1 million favorable impact on international licensee sales and operating results during fiscal 2021.

Gross Profit. Gross profit increased due to increased sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during fiscal 2021, which included more royalty revenues and less product sales than in fiscal 2020.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost savings initiatives implemented during late fiscal 2020 and in fiscal 2021. These improvements were partially offset by increased variable associate costs, such as bonuses and incentives, resulting from increased revenue and improved profitability.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations, which are focused on sales to educational institutions, and includes our widely acclaimed Leader in Me program designed for students primarily in K-6 elementary schools. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2021	Sales	2020	Sales	Change
Sales	$48,902	100.0	$43,405	100.0	$5,497
Cost of sales	16,131	33.0	16,306	37.6	(175)
Gross profit	32,771	67.0	27,099	62.4	5,672
SG&A expenses	27,953	57.2	27,189	62.6	764
Adjusted EBITDA	$4,818	9.9	$(90)	(0.2)	$4,908

Sales. Education Division sales during fiscal 2021 grew 13 percent, or $5.5 million, primarily due to increased material sales, increased coaching days delivered, and increased Leader in Me membership revenues. For fiscal 2021, the Education Division added 574 new Leader in Me schools in the United States and Canada, a 79% increase over fiscal 2020, and retained over 92% of its existing Leader in Me schools. Education Division subscription revenue increased seven percent compared with the prior year and featured very strong growth in our fourth quarter. Total coaching and consulting days delivered in fiscal 2021 increased eight percent compared with fiscal 2020. Despite an educational environment which has continued to be very challenging, we have been encouraged by strengthening trends in our Education business during the fourth quarter and throughout fiscal 2021. Foreign exchange rates had a $0.1 million unfavorable impact on Education Division sales and operating income during fiscal 2021. As of August 31, 2021, the Leader in Me program is used in nearly 2,900 schools in the United States and Canada, compared with over 2,500 schools at August 31, 2020.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to increased coaching and consulting sales with little variable cost increase as most coaches are salaried, and by an increase in high-margin material sales in the overall mix of services and products sold.

SG&A Expenses. Education SG&A expenses increased primarily due to increased variable compensation, including commissions, bonuses and incentives, and from additional headcount compared with the prior year. These increases were partially offset by various cost cutting initiatives implemented in the Education Division during the pandemic.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.5 million compared with fiscal 2020 primarily due to the full depreciation of certain assets during the fiscal year. We currently expect depreciation expense will total approximately $5.8 million in fiscal 2022.

Amortization – Amortization expense increased $0.4 million compared with the prior year primarily due to the acquisition of Strive during the third quarter of fiscal 2021. We currently expect amortization expense will total $5.3 million during fiscal 2022.

Income Taxes

Our effective income tax benefit rate for the fiscal year ended August 31, 2021 was approximately 124 percent, compared with an income tax expense rate of approximately 1,284 percent in fiscal 2020. The income tax benefit recognized in fiscal 2021 was primarily due to a $10.5 million decrease in the valuation allowance against our deferred income tax assets and a $0.5 million tax benefit from the exercise of stock options, which were partially offset by a $0.8 million reduction in foreign tax credit carryforwards. The income tax expense in fiscal 2020 was primarily due to an $11.3 million increase in the valuation allowance against our deferred income tax assets that was partially offset by a $1.8 million income tax benefit from the exercise of stock options in fiscal 2020.

We paid $1.8 million in cash for income taxes during fiscal 2021. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2021 and 2020. The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2021
	November 30	February 28	May 31	August 31,
Net sales	$48,324	$48,162	$58,736	$68,945
Gross profit	36,386	37,340	45,907	53,268
Selling, general, and administrative	33,683	33,623	40,132	46,166
Depreciation	1,741	1,740	1,423	1,286
Amortization	1,131	1,133	1,238	1,503
Income (loss) from operations	(169)	844	3,114	4,313
Income (loss) before income taxes	(713)	320	2,605	3,864
Net income (loss)	(892)	(46)	12,754	1,807

Net income (loss) per share:
Basic and diluted	$(0.06)	$(0.00)	$0.90	$0.13

YEAR ENDED AUGUST 31, 2020
	November 30	February 29	May 31	August 31,
Net sales	$58,613	$53,745	$37,105	$48,994
Gross profit	42,029	38,666	26,821	37,854
Selling, general, and administrative	39,399	36,221	24,150	29,636
Restructuring costs	-	-	-	1,636
Depreciation	1,619	1,653	1,652	1,739
Amortization	1,170	1,170	1,164	1,102
Income (loss) from operations	(159)	(378)	(145)	3,741
Income (loss) before income taxes	(760)	(922)	(748)	3,226
Net income (loss)	(544)	1,097	(10,968)	980

Net income (loss) per share:
Basic and diluted	$(0.04)	$0.08	$(0.79)	$0.07

In normal operating years, our fourth quarter typically has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education Division (when school administrators and faculty have professional development days) and from increased sales that typically occur during that quarter resulting from year-end incentive programs. Overall, subscription service and training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods. Quarterly fluctuations may also be affected by other factors including increased subscription sales, the introduction of new offerings, pandemics and other natural disasters, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

For more information on our quarterly results of operations, refer to our quarterly reports on Form 10-Q as filed with the SEC. Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at August 31, 2021 totaled $47.4 million, with no borrowings on our $15.0 million revolving credit facility. Of our $47.4 million in cash at August 31, 2021, $14.5 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), contingent payments from previous business acquisitions, working capital expansion, and purchases of our common stock.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Total cash provided by (used for):
Operating activities	$46,177	$27,563	$30,452
Investing activities	(14,315)	(11,865)	(6,873)
Financing activities	(11,479)	(16,557)	(5,932)
Effect of exchange rates on cash	(103)	297	(101)
Increase (decrease) in cash and
cash equivalents	$20,280	$(562)	$17,546

Our Current Credit Agreement

On August 7, 2019, we entered into a new credit agreement (the 2019 Credit Agreement) with our existing lender, which replaced our amended and restated credit agreement dated March 2011. The 2019 Credit Agreement provides up to $25.0 million in term loans and a $15.0 million revolving line of credit, which expires in August 2024. Upon entering into the 2019 Credit Agreement, we borrowed $20.0 million through a term loan and used the proceeds to repay all indebtedness under the previous credit agreement. During November 2019, we borrowed the remaining $5.0 million term loan available on the 2019 Credit Agreement.

In anticipation of potential covenant compliance issues associated with the COVID-19 pandemic and uncertainties associated with the economic recovery, on July 8, 2020, we entered into the First Modification Agreement to the 2019 Credit Agreement. The primary purpose of the First Modification Agreement was to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021. In connection with the acquisition of Strive Talent, Inc. in April 2021, we entered into a Consent and Second Modification Agreement to the 2019 Credit Agreement. The primary purposes of the Consent and Second Modification Agreement were to:

•Consent to the purchase of Strive.

•Reinstate the original debt covenants of the 2019 Credit Agreement which were temporarily replaced by alternate debt covenants in the First Modification Agreement to the 2019 Credit Agreement.

•Reduce the interest rate for borrowings from LIBOR plus 3.0 percent to LIBOR plus 1.85 percent, which was the original rate on the 2019 Credit Agreement. The unused credit commitment fee also returns to the previously established 0.2 percent.

The Consent and Second Modification Agreement did not change any repayment or credit availability terms on the 2019 Credit Agreement.

At August 31, 2021, our reinstated debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements. In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At August 31, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term loan obligations, we have a long-term lease on our corporate campus that is accounted for as a financing obligation. For further information on our debt and leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2021.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business. The primary uses of cash for operating activities were payments for selling, general, and administrative expenses; payments for direct costs necessary to conduct training programs; payments to suppliers for materials used in training manuals sold; and to fund working capital needs. Despite the ongoing operating difficulties resulting from the COVID-19 pandemic in fiscal 2021, our cash provided by operating activities increased 68 percent to $46.2 million compared with $27.6 million in fiscal 2020. The increase was primarily due to increased income from operations and favorable changes in working capital during fiscal 2021. Despite pandemic conditions, our collection of accounts receivable remained strong during fiscal 2021 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during the fiscal year ended August 31, 2021 totaled $14.3 million. The primary uses of cash for investing activities in fiscal 2021 included the purchase of Strive for $10.2 million (net of cash acquired), additional investment in our offerings and content, and purchases of property and equipment in the normal course of business.

We spent $2.5 million during fiscal 2021 on the development of various content and offerings. Our previous and ongoing investments in content and digital delivery capabilities have proved to be valuable during the ongoing pandemic as we were able to quickly transition our onsite presentations to “live online” presentations. We believe continued investment in our offerings and delivery capabilities is critical to our future success and we anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2022.

Our purchases of property and equipment during fiscal 2021 consisted primarily of computer software and hardware. We expect to continue our investing in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our spending for property and equipment will total approximately $4.9 million in fiscal 2022.

Cash Flows from Financing Activities

During the fiscal year ended August 31, 2021, we used $11.5 million of net cash for financing activities. Our primary uses of financing cash included $7.6 million used for principal payments on our term loans and financing obligation, $3.0 million for purchases of our common stock for treasury, and $2.0 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during fiscal 2021 were solely for shares withheld to pay income taxes on stock-based compensation awards which were distributed in fiscal 2021. Partially offsetting these uses of cash were $1.1 million of proceeds from ESPP participants to purchase shares of stock during fiscal 2021.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. Our uses of financing cash during fiscal 2022 are expected to include required payments on our term loans, notes payable from the acquisition of Strive, financing obligation, and contingent consideration payments from previous business acquisitions, and may include purchases of our common stock for treasury. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2022 from current cash balances, future cash flows from operating activities, and available borrowings from our revolving line of credit. Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures. At August 31, 2021, we had $15.0 million of available borrowing capacity on our revolving line of credit. Our 2019 Credit Agreement expires in August 2024 and we expect to renew or amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital. The COVID-19 pandemic has created uncertainty in capital markets, which may limit our ability to access liquidity on terms favorable to us, or at all.

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

During the periods presented within this Annual Report, inflation has not had a material effect on our operations. However, economic conditions indicate that future inflationary pressure may have an impact on a variety of our operating costs, including associate compensation, benefit costs, travel costs, and the price of materials used in the production of training products and related accessories, including paper and related raw materials. We may not be able to pass on such increased costs to our customers.

We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. As discussed above, general economic conditions indicate that future inflationary pressure may affect these expenditures. Our material cash requirements include the following:

•Associate and Consultant Compensation – Associate and consultant compensation is our largest recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable (commissions, bonuses, etc.) elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2021, we expensed approximately $140 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of sales.

•Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, and utilize various software. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $7 million for information technology software and hardware during fiscal 2021. We expect spending related to our subscription service portals to increase in future years.

•Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $6 million (excluding compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2021.

•Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2021, we paid $1.8 million in cash for income taxes during fiscal 2021. Our use of cash for income taxes depends upon our profitability and our ability to utilize tax assets such as net operating loss carryforwards and foreign income tax credits.

•Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2021 in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2022	2023	2024	2025	2026	Thereafter	Total
Term loans payable to bank(1)	$5,289	$5,171	$5,054	$-	$-	$-	$15,514
Required lease payments on
corporate campus	3,874	3,952	4,031	3,301	-	-	15,158
Strive contingent
compensation(2)(3)	620	1,650	680	700	740	-	4,390
Strive note payable	835	835	835	835	835		4,175
Purchase obligations	3,853	-	-	-	-	-	3,853
Minimum operating lease
payments	707	610	456	110	15	-	1,898
Jhana contingent consideration
payments(2)	1,318	484	-	-	-	-	1,802
	$16,496	$12,702	$11,056	$4,946	$1,590	$-	$46,790

(1)Payment amounts shown include interest at 2.4 percent, which is the current rate on our term loan obligations under the 2019 Credit Agreement and the Consent and Second Modification Agreement.

(2)The payment of contingent consideration resulting from prior business acquisitions is based on current estimates and projections. We reassess the fair value of estimated contingent consideration payments each quarter based on available information. The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

(3)Contingent compensation from the acquisition of Strive Talent, Inc. is based on current estimates and projections and includes a $1.0 million bonus payable to Strive employees that are employed 18 months from the acquisition date. The actual payment of Strive contingent compensation amounts may differ in amount and timing from those shown in the table.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies that we used to prepare our consolidated financial statements are outlined primarily in Note 1 and in Note 2 (revenue recognition policies) to the consolidated financial statements, which are presented in Part II, Item 8 of this Form 10-K. Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and/or the eventual number of shares that will vest in each LTIP grant. The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods. These forecasted amounts may be difficult to predict over the life of the LTIP awards due to changes in our business, such as from the introduction of subscription-based services, or other external factors, such as the COVID-19 pandemic, and their impact on our financial results. Events such as these may leave some previously approved performance measures obsolete or unattainable. The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and number of common shares to be awarded under the LTIP grants as described above. For example, uncertainties associated with the impact of and expected recovery from the COVID-19 pandemic resulted in a significant reversal of previously recognized performance award stock-based compensation expense during fiscal 2020.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts and may adversely impact our financial results. For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2021 would decrease our reported income from operations by approximately $0.5 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this Annual Report on Form 10-K.

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

Goodwill is recorded when the purchase price for a business acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. Under current accounting guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

We tested goodwill for impairment at August 31, 2021 at the reporting unit level using a quantitative approach. The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The estimated fair values of the reporting units from these approaches were weighted in the determination of the total fair value.

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired. These circumstances include, but are not limited to, the following:

•significant underperformance relative to historical or projected future operating results;

•significant change in the manner of our use of acquired assets or the strategy for the overall business;

•significant change in prevailing interest rates;

•significant negative industry or economic trend;

•significant change in market capitalization relative to book value; and/or

•significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment testing during fiscal 2021, we determined that no impairment existed at August 31, 2021, as each reportable operating segment’s estimated fair value exceeded its carrying value. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows. Although we have not made any recent material changes to our long-lived assets impairment assessment methodology, if forecasts and assumptions used to support the carrying value of our long-lived tangible and finite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period. Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability. These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods. For instance, during fiscal 2021 we recorded $0.2 million of net increases to the fair value of our contingent consideration liabilities compared with approximately $49,000 of decreases during fiscal 2020. Changes to the fair value of contingent consideration liabilities are recorded as a component of selling, general, and administrative expenses.

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

We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. The determination of whether valuation allowances are needed on our deferred income tax assets contains uncertainties because we must project future income, including the use of tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. We regularly assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are necessary. These evaluations may produce additional volatility in our tax provision or benefit, net income or loss, and earnings or loss per share. For example, in consideration of the relevant accounting guidance, we reevaluated our deferred tax assets during fiscal 2020 and considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance indicating that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, which are primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards. Accordingly, we increased the valuation allowance against our deferred tax assets in fiscal 2020. Due to better-than-expected results in fiscal 2021, we reversed a substantial portion of these valuation allowances.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the consolidated financial statements for information on recent accounting pronouncements.

REGULATORY COMPLIANCE

We are registered in states in which we do business that have a sales tax and we collect and remit sales or use tax on sales made in these jurisdictions. Compliance with environmental laws and regulations (including new laws and regulations relating to climate change) has not had a material effect on our operations. We believe we are in compliance with applicable governmental regulations in the United States and the countries in which we operate.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2021, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. However, during the fiscal years ended August 31, 2021, 2020, and 2019, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our 2019 Credit Agreement, a long-term lease agreement (financing obligation) associated with the previous sale of our corporate headquarters, a note payable to the former owners of Strive, amounts borrowed on our revolving credit facility, deferred income taxes, and contingent consideration payments resulting from our business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments. The effective interest rate on the term loans and our revolving line of credit facility was 2.4 percent at August 31, 2021, and we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on our term loans payable at August 31, 2021 would result in approximately $0.1 million of additional interest expense in fiscal 2022. We did not have borrowings on our revolving credit facility at August 31, 2021. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent and our note payable to the former owners of Strive has a fixed discount rate of 3.6 percent. Our other long-term liabilities do not include an interest component.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2021, of the Company and our report dated November 12, 2021, expressed an unqualified opinion on those financial statements..

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

November 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon the transfer of control of promised products and services to customers in an amount equal to the consideration expected to be received in exchange for those products and services. The Company’s Leader in Me subscription offering contracts often include promises to transfer multiple products or services to a customer that are considered distinct performance obligations that should be accounted for separately. The transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the price which the Company would sell a promised product or service separately to a customer. In determining the SSP, the Company considers the size and volume of transactions, price lists, historical sales, and contract prices.

Given the increased extent of audit effort in evaluating management’s judgments in determining SSP, we identified the determination of SSP for the Leader in Me membership offerings as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of SSP for these performance obligations, included the following, among others:

•We tested the effectiveness of internal controls over the determination of SSP.

•We selected a sample of customer agreements and performed the following:

▪Obtained and read customer contracts and invoices for each selection to evaluate if relevant contractual terms have been appropriately considered by management.

▪Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

▪Assessed the reasonableness of management’s estimates of stand-alone selling prices for products and services and the allocation of the transaction price to identified performance obligations determined on a relative stand-alone selling basis.

▪Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 12, 2021

We have served as the Company's auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2021	2020
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$47,417	$27,137
Accounts receivable, less allowance for doubtful accounts of $4,643 and $4,159	70,680	56,407
Inventories	2,496	2,974
Prepaid expenses	3,252	3,646
Other current assets	12,863	11,500
Total current assets	136,708	101,664

Property and equipment, net	11,525	15,723
Intangible assets, net	50,097	47,125
Goodwill	31,220	24,220
Deferred income tax assets	4,951	1,094
Other long-term assets	15,153	15,611
	$249,654	$205,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,000
Current portion of financing obligation	2,887	2,600
Accounts payable	6,948	5,622
Deferred subscription revenue	74,772	59,289
Other deferred revenue	11,117	7,389
Accrued liabilities	34,980	22,628
Total current liabilities	136,539	102,528

Notes payable, less current portion	12,975	15,000
Financing obligation, less current portion	11,161	14,048
Other liabilities	8,741	9,110
Deferred income tax liabilities	375	5,298
Total liabilities	169,791	145,984

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	214,888	211,920
Retained earnings	63,591	49,968
Accumulated other comprehensive income	709	641
Treasury stock at cost, 12,889 shares and 13,175 shares	(200,678)	(204,429)
Total shareholders’ equity	79,863	59,453
	$249,654	$205,437

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2021	2020	2019
In thousands, except per-share amounts

Net sales	$224,168	$198,456	$225,356
Cost of sales	51,266	53,086	66,042
Gross profit	172,902	145,370	159,314

Selling, general, and administrative	144,988	129,979	140,530
Stock-based compensation	8,617	(573)	4,789
Restructuring costs	-	1,636	-
Depreciation	6,190	6,664	6,364
Amortization	5,006	4,606	4,976
Income from operations	8,101	3,058	2,655

Interest income	73	56	37
Interest expense	(2,099)	(2,318)	(2,358)
Discount accretion on related-party receivables	-	-	258
Income before income taxes	6,075	796	592
Benefit (provision) for income taxes	7,548	(10,231)	(1,615)
Net income (loss)	$13,623	$(9,435)	$(1,023)

Net income (loss) per share:
Basic	$0.97	$(0.68)	$(0.07)
Diluted	0.96	(0.68)	(0.07)

Weighted average number of common shares:
Basic	14,090	13,892	13,948
Diluted	14,143	13,892	13,948

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$13,623	$(9,435)	$(1,023)
Foreign currency translation adjustments, net of income
tax benefit (provision) of $11, $16, and $(5)	68	372	(72)
Comprehensive income (loss)	$13,691	$(9,063)	$(1,095)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2021	2020	2019
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,623	$(9,435)	$(1,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,196	11,270	11,359
Amortization of capitalized curriculum development costs	3,445	3,949	4,954
Deferred income taxes	(9,790)	9,094	(1,051)
Stock-based compensation expense	8,617	(573)	4,789
Change in the fair value of contingent consideration liabilities	193	(49)	1,334
Amortization of right-of-use operating lease assets	1,003	331	-
Changes in assets and liabilities, net of effect of acquired businesses:
Decrease (increase) in accounts receivable, net	(14,266)	17,142	(1,770)
Decrease (increase) in inventories	463	552	(260)
Decrease in receivable from related party	-	26	535
Decrease (increase) in prepaid expenses and other assets	(880)	(767)	32
Increase (decrease) in accounts payable and accrued liabilities	14,372	(5,464)	2,932
Increase in deferred revenue	19,788	2,806	8,828
Increase (decrease) in income taxes payable/receivable	273	(794)	889
Decrease in other liabilities	(1,860)	(525)	(1,096)
Net cash provided by operating activities	46,177	27,563	30,452

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,602)	(4,183)	(4,153)
Capitalized curriculum development costs	(2,504)	(5,082)	(2,688)
Acquisition of businesses, net of cash acquired	(10,209)	-	(32)
Purchase of note receivable from bank (Note 17)	-	(2,600)	-
Net cash used for investing activities	(14,315)	(11,865)	(6,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	14,870	82,282
Payments on line of credit borrowings	-	(14,870)	(93,619)
Proceeds from term notes payable financing	-	5,000	20,000
Principal payments on notes payable	(5,000)	(5,000)	(12,813)
Principal payments on financing obligation	(2,600)	(2,335)	(2,092)
Purchases of common stock for treasury	(2,971)	(13,971)	(12)
Payment of contingent consideration liabilities	(1,981)	(1,297)	(653)
Proceeds from sales of common stock held in treasury	1,073	1,046	975
Net cash used for financing activities	(11,479)	(16,557)	(5,932)
Effect of foreign currency exchange rates on cash and cash equivalents	(103)	297	(101)
Net increase (decrease) in cash and cash equivalents	20,280	(562)	17,546
Cash and cash equivalents at beginning of the year	27,137	27,699	10,153
Cash and cash equivalents at end of the year	$47,417	$27,137	$27,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,766	$2,057	$1,778
Cash paid for interest	2,069	2,280	2,386

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$399	$35	$410
License rights acquired through royalties payable financing	-	4,009	-
Use of notes receivable to modify revenue contract (Note 17)	-	3,246	-
Consideration for business acquisition from liabilities of acquiree	-	-	798

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2018	27,056	1,353	211,280	63,569	341	(13,159)	(196,043)
Issuance of common stock from
treasury			321			43	654
Purchase of treasury shares						1	(12)
Restricted share award			(426)			28	426
Stock-based compensation			4,789
Cumulative translation
adjustments					(72)
Cumulative effect of new
accounting principle				(3,143)
Net loss				(1,023)
Balance at August 31, 2019	27,056	1,353	215,964	59,403	269	(13,087)	(194,975)
Issuance of common stock from
treasury			(3,138)			291	4,184
Purchase of treasury shares						(400)	(13,971)
Restricted share award			(333)			21	333
Stock-based compensation			(573)
Cumulative translation
adjustments					372
Net loss				(9,435)
Balance at August 31, 2020	27,056	1,353	211,920	49,968	641	(13,175)	(204,429)
Issuance of common stock from
treasury			(5,213)			405	6,286
Purchase of treasury shares						(147)	(2,971)
Restricted share award			(436)			28	436
Stock-based compensation			8,617
Cumulative translation
adjustments					68
Net income				13,623

Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. We did not hold a significant amount of investments that would be considered cash equivalent instruments at either August 31, 2021 or 2020. Of our $47.4 million in cash at August 31, 2021, $14.5 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials and direct labor. Cash flows from the sale of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows. Our inventories are comprised primarily of training materials, books, training-related accessories, and consisted of the following (in thousands):

AUGUST 31,	2021	2020
Finished goods	$2,468	$2,947
Raw materials	28	27
	$2,496	$2,974

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2021	2020
Deferred commissions	$10,991	$8,897
Other current assets	1,872	2,603
	$12,863	$11,500

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2021	2020
Land and improvements	$1,312	$1,312
Buildings	30,059	30,038
Machinery and equipment	915	900
Computer hardware and software	29,127	29,691
Furniture, fixtures, and leasehold
improvements	9,426	9,129
	70,839	71,070
Less accumulated depreciation	(59,314)	(55,347)
	$11,525	$15,723

We expense costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are recorded in income from operations. Depreciation of capitalized subscription portal costs is included in depreciation expense in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2021 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

Goodwill is recorded when the purchase price for a business acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. An annual (or interim test if events and circumstances indicate a test should be performed) goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We tested goodwill for impairment at August 31, 2021 at the reporting unit level using a quantitative approach. The estimated fair value of each reporting unit was calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics).

On an interim basis, we consider whether events or circumstances are present that may lead to the determination that goodwill may be impaired. If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we are required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment testing, we determined that no impairment existed at either of August 31, 2021 or 2020 as each reporting unit’s estimated fair value exceeded its carrying value. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present. For more information regarding our intangible assets and goodwill, refer to Note 5.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2021, which totaled $2.5 million, was primarily for various Education practice offerings and content for the All Access Pass. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.2 million and $8.1 million at August 31, 2021 and 2020. Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2021	2020
Accrued compensation	$17,955	$9,597
Other accrued liabilities	17,025	13,031
	$34,980	$22,628

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

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction losses totaled $0.1 million, $0.1 million, and $0.2 million for the fiscal years ended August 31, 2021, 2020, and 2019, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). For further information on revenue recognition, refer to Note 2, Revenue Recognition.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated statements of operations and comprehensive income (loss) based upon their fair values over the requisite service period. For more information on our stock-based compensation plans, refer to Note 12.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $4.0 million, $3.3 million, and $4.6 million for the fiscal years ended August 31, 2021, 2020, and 2019.

Restructuring Costs

During the fourth quarter of fiscal 2020, we restructured certain information technology, central operations, and marketing functions. We incurred $1.6 million of severance costs related to these restructuring activities. At August 31, 2021, we had $0.4 million of remaining accrued restructuring costs, which are expected to be paid during fiscal 2022.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Interest and penalties related to uncertain tax positions are recognized as components of income tax benefit or expense in our consolidated statements of operations and comprehensive income (loss).

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

Accounting Pronouncements Issued and Adopted

Credit Losses on Financial Instruments

On September 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). This new standard is intended to improve financial reporting by requiring more timely recognition of credit losses on trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current economic conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures. For further information on our receivables, refer to Note 4, Accounts Receivable.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

On September 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This guidance clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on a prospective basis and the adoption of this new standard did not have a material impact on our consolidated financial statements or disclosures.

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

Accounting Pronouncements Issued Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not believe the adoption of ASU 2019-12 will have a material impact on our consolidated financial statements.

2.    REVENUE RECOGNTION

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

We determine the amount of revenue to be recognized through application of the following steps:

•Identification of the contract with a customer

•Identification of the performance obligations in the contract

•Determination of the transaction price

•Allocation of the transaction price to the performance obligations in the contract

•Recognition of revenue when the Company satisfies the performance obligations

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

Our Leader in Me membership offering is bifurcated into a portal membership obligation and a coaching delivery obligation. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed. The combined contract amount is recorded in deferred subscription revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of a Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described below.

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

Royalties

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office. Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region. We recognize revenue on the upfront fees from the sale of a territory to a licensee over the term of the initial contract. Licensees are then required to pay us royalties based upon a percentage of their sales to clients. We recognize royalty income each reporting period based upon the sales information reported to us from our licensees. When sales information is not received from a particular licensee at the end of a reporting period, the Company estimates the amount of royalties to be received for the period that is being reported based upon prior forecasts and historical performance. These estimated royalties are recorded as revenue and are adjusted in the subsequent period. Refer to the disaggregated revenue information presented in Note 16, Segment Information, for our royalty revenues in the fiscal years presented in this report.

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

Contract Balances

As described above, our subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred subscription revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are a component of our other deferred revenue. Our deferred subscription revenue and our other deferred revenue totaled $88.6 million at August 31, 2021 and $68.9 million at August 31, 2020, of which $2.7 million and $2.2 million were classified as components of other long-term liabilities at August 31, 2021 and August 31, 2020, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $77.0 million at August 31, 2021 and $60.6 million at August 31, 2020. During the fiscal years ended August 31, 2021 and 2020, we recognized $99.5 million and $86.5 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2021 we had $127.4 million of remaining performance obligations, including $77.0 million of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue. At August 31, 2021, we have $12.1 million of capitalized direct commissions, of which $11.0 million is included in other current assets and $1.1 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2021, we capitalized $16.9 million of commission costs to obtain revenue contracts and amortized $14.5 million of deferred commissions to selling, general, and administrative expense. At August 31, 2020, we had $9.7 million of capitalized direct sales commissions with $8.9 million included in other current assets and $0.8 million included in other long-term liabilities.

During fiscal 2020, we recorded $3.2 million of consideration paid for an amendment to the license agreement with FC Organizational Products (Note 17) as a capitalized cost of the license and will reduce our royalty revenue from this license agreement by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years.

Refer to Note 16, Segment Information, to these consolidated financial statements for our disaggregated revenue information.

3.BUSINESS ACQUISITIONS

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

•Approximately $4.2 million payable in equal cash payments on the first five anniversaries of the Closing Date (Note 6). The note payable is recorded at present value and accrues interest at 3.6 percent until the amount is paid in full.

•A maximum of approximately $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year period measurement ending in May 2026. The contingent earn out payments are conditional upon the continued employment of former principal owner of Strive over the first four years of the measurement period. These payments may be made in either cash or shares of our common stock at our sole discretion.

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

As described above, included in the purchase agreement for the acquisition of Strive are additional contingent payments of up to $5.2 million subject to continued employment of the primary seller and certain employees. These payments are expensed as earned and may be settled by us, at our sole discretion, in shares of our common stock or cash. Based on the relevant accounting literature for business acquisitions, the initial purchase price of Strive is comprised of the following:

Cash paid at closing	$10,554
Notes payable	3,766
Total purchase price	$14,320

We have included the operating results of Strive in our financial statements since the Closing Date. However, the acquisition of Strive had an immaterial impact on our results of operations in fiscal 2021 and pro forma financial information for this acquisition was not deemed necessary. For the twelve months ended December 31, 2020, Strive had revenues of $1.3 million (unaudited) and an operating loss of $(1.1) million (unaudited). Strive does not meet the definition of a significant subsidiary as specified by Regulation S-X of the Securities and Exchange Commission. The major classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

Cash acquired	$345
Accounts receivable	154
Prepaid and other current assets	56
Property and equipment	13
Intangible assets	7,976
Goodwill	7,000
Assets acquired	15,544

Deferred revenue	(52)
Accrued liabilities	(135)
Deferred income tax liability	(1,037)
Notes payable, current portion	(835)
Notes payable, less current portion	(2,931)
Liabilities assumed	(4,990)
$10,554

The allocation of the purchase price to the intangible assets acquired was as follows (in thousands):

		Weighted Average
Description	Amount	Life
Non-compete agreements	$171	2 years
Content	389	5 years
Customer relationships	764	3 years
Tradename	889	5 years
Internally developed software	5,763	8 years
	$7,976	7 years

The goodwill generated by the Strive acquisition is primarily attributable to the technology, content, and software development capabilities that complement our existing All Access Pass subscription and was allocated to our operating segments based on relative fair value (Note 5). None of the goodwill or intangible assets generated by the acquisition of Strive are expected to be deductible for income tax purposes. Acquisition costs totaled $0.3 million and were recorded in selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Germany, Switzerland, and Austria Licensee

On December 5, 2018, we purchased all of the equity of Leadership Institut GmbH, a Munich, Germany based company with wholly owned subsidiary companies in Switzerland and Austria. Leadership Institut GmbH previously operated as an independent licensee that provided our training and products to Germany, Switzerland, and Austria (GSA). We transitioned the GSA licensee operation into a directly owned office operation during fiscal 2019. The purchase price was $0.2 million in cash, plus $0.8 million in forgiveness of liabilities owed to the Company from the pre-existing relationship at the purchase date. There is no contingent or other additional consideration associated with the purchase of the former GSA licensee. We accounted for the acquisition of Leadership Institut Gmbh as a business combination in fiscal 2019. We incurred costs for severance, legal, and other related acquisition expenses which totaled $0.5 million and were expensed in selling, general, and administrative expense during fiscal 2019. The acquisition of the GSA licensee provides us the opportunity to operate a directly owned office in one of the world’s largest economic markets and is expected to provide significant future growth opportunities. The total purchase price consisted of the following (in thousands):

Cash paid at closing	$159
Accounts receivable from GSA licensee	798
Total purchase price	$957

The major classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

p

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

4.ACCOUNTS RECEIVABLE

Our trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses as described in Note 1, Basis of Presentation. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaced the previous “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the lives of our trade accounts receivable. Our prior methodology for estimating credit losses on our trade accounts receivable did not differ significantly from the new requirements of Topic 326.

We maintain an allowance for credit losses related to our trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers’ financial condition in relation to a representative pool of assets consisting of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions surrounding the current COVID-19 pandemic. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the past three fiscal years (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Beginning balance	$4,159	$4,242	$3,555
Charged to costs and expenses	1,553	2,023	1,212
Deductions	(1,069)	(2,106)	(525)
Ending balance	$4,643	$4,159	$4,242

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10 percent of our sales or accounts receivable in any year presented.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2021	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$50,003	$(40,352)	$9,651
License rights	32,133	(23,036)	9,097
Customer lists	16,168	(14,519)	1,649
Acquired technology	7,282	(1,759)	5,523
Trade names	1,883	(933)	950
Non-compete agreements and other	930	(703)	227
	108,399	(81,302)	27,097
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$131,399	$(81,302)	$50,097

AUGUST 31, 2020
Finite-lived intangible assets:
Acquired content	$62,327	$(50,749)	$11,578
License rights	32,137	(21,321)	10,816
Customer lists	20,280	(18,926)	1,354
Acquired technology	3,568	(3,568)	-
Trade names	2,036	(1,759)	277
Non-compete agreements and other	759	(659)	100
	121,107	(96,982)	24,125
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$144,107	$(96,982)	$47,125

In April 2021, we acquired Strive Talent, Inc. (Note 3), which generated $8.0 million of intangible assets that are included in the table above. During fiscal 2021 we reevaluated certain fully amortized intangible assets and wrote them off of our books.

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2021 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

Acquired content	1 to 6 years	24 years
License rights	6 to 8 years	26 years
Customer lists	1 to 5 years	11 years
Acquired technology	8 years	6 years
Trade names	1 to 5 years	5 years
Non-compete agreements and other	2 to 6 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $5.0 million, $4.6 million, and $5.0 million for the fiscal years ended August 31, 2021, 2020, and 2019. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2022	$5,267
2023	4,342
2024	4,200
2025	4,029
2026	3,938

Multipliers License Rights

We obtained an exclusive license (with certain exceptions) to develop and sell leadership offerings based on the bestselling book Multipliers, by Liz Wiseman. We launched the new Multipliers-based offerings in August 2020, which started minimum required royalty payments of $0.6 million per year through the expiration of the initial term of the license on August 31, 2029. The initial term of the Multipliers license may be extended over an additional five years, subject to the provisions of the license agreement. In August 2020, we recorded an increase to our intangible assets of $4.0 million, which is the present value of the minimum required royalty payments discounted at 5.0 percent. We are amortizing the Multipliers license rights on a straight-line basis over the initial license period, which ends on August 31, 2029.

Goodwill

The acquisition of Strive in fiscal 2021 generated $7.0 million of goodwill which was allocated to the Direct Office and International Licensee segments based on their relative fair value. We do not have any accumulated impairment charges against the carrying value of our goodwill. At August 31, 2021 and 2020, goodwill was allocated to our segments as shown below (in thousands):

	August 31,	Goodwill from	August 31,
	2020	Strive Acquisition	2021
Direct offices	$16,825	6,137	$22,962
International licensees	5,065	863	5,928
Education practice	2,330	-	2,330
	$24,220	7,000	$31,220

6.NOTES PAYABLE AND SECURED CREDIT AGREEMENT

Notes Payable

At August 31, 2021, our notes payable consisted of term notes payable from our amended and secured credit agreement and $4.2 million payable in connection with the acquisition of Strive Talent, Inc. (Note 3) during fiscal 2021. The note payable to the former owners of Strive is recorded at net present value and accrues interest at 3.6 percent until the balance is paid in full. The balances and classification of our notes payable at August 31, 2021 were as follows (in thousands):

	Current Portion of	Notes Payable, less
Description	Notes Payable	Current Portion	Total
Term notes payable	$5,000	$10,000	$15,000
Strive acquisition note payable	835	2,975	3,810
	$5,835	$12,975	$18,810

Principal payments of $1.25 million on our term notes payable are due and payable on the first day of each January, April, July, and October until the term loans obligation is repaid in 2024. Interest on the term loans accrues at LIBOR plus 1.85 percent and is payable on the first day of each month. Under the terms of the Strive acquisition, we pay the former principal owner of Strive $0.8 million each April for the first five years following the acquisition. Principal payments on these notes payable are as follows for the next five years (in thousands):

YEAR ENDING	Term Notes	Strive Note
AUGUST 31,	Payable	Payable	Total
2022	$5,000	$835	$5,835
2023	5,000	835	5,835
2024	5,000	835	5,835
2025	-	835	835
2026	-	835	835
	$15,000	$4,175	$19,175

Secured Credit Agreement

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

Second Modification Agreement

To address potential covenant compliance issues associated with the uncertainties surrounding the economic recovery from the COVID-19 pandemic, on July 8, 2020, we entered into the First Modification Agreement to the 2019 Credit Agreement. The primary purpose of the First Modification Agreement was to provide temporary alternative borrowing covenants for the fiscal quarters ending August 31, 2020 through May 31, 2021. In connection with the acquisition of Strive, we entered into a Consent and Second Modification Agreement to the 2019 Credit Agreement. The primary purposes of the Consent and Second Modification Agreement are to:

•Consent to the purchase of Strive Talent, Inc.

•Reinstate the original debt covenants of the 2019 Agreement which were temporarily replaced by alternate debt covenants in the First Modification Agreement to the 2019 Agreement.

•Reduce the interest rate for borrowings from LIBOR plus 3.0 percent to LIBOR plus 1.85 percent, which was the original rate on the 2019 Credit Agreement. The unused credit commitment fee also returns to the previously established 0.2 percent.

The Consent and Second Modification Agreement did not change any repayment or credit availability terms on the 2019 Credit Agreement. Our reinstated debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At August 31, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

Interest on all borrowings under the 2019 Credit Agreement is due and payable on the first day of each month. The effective interest rate on our term loan obligations was 2.4 percent at August 31, 2021 and 3.5 percent at August 31, 2020.

Revolving Line of Credit

The key terms and conditions of our revolving line of credit associated with the 2019 Credit Agreement are as follows:

•Available Credit – $15.0 million less outstanding standby letters of credit, which totaled $10,000 at August 31, 2021.

•Maturity Date – August 7, 2024.

•Interest Rate – The effective interest rate is LIBOR plus 1.85 percent per annum and the unused commitment fee on the line of credit is 0.2 percent per annum.

We did not have any borrowings on the revolving line of credit at either August 31, 2021 or 2020.

7.FINANCING OBLIGATION

We previously sold our corporate headquarters campus located in Salt Lake City, Utah, and entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. The 20-year master lease agreement contains six additional five-year renewal options that allow us to maintain our operations at the current location for up to 50 years. Although the corporate headquarters facility was sold and we have no legal ownership of the property, the applicable accounting guidance prohibited us from recording the transaction as a sale since we subleased a significant portion of the property that was sold. In transition to the lease accounting guidance in ASC 842, we reassessed whether the contract met the sale criteria under the new leasing standard. Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we will continue to account for the corporate campus lease as a financing obligation on our consolidated balance sheet in future periods.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2021	2020
Financing obligation payable in
monthly installments of $322 at
August 31, 2021, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$14,048	$16,648
Less current portion	(2,887)	(2,600)
Financing obligation, less
current portion	$11,161	$14,048

Future principal maturities of our financing obligation were as follows at August 31, 2021 (in thousands):

YEAR ENDING
AUGUST 31,
2022	$2,887
2023	3,199
2024	3,538
2025	4,424
Thereafter	-
$14,048

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2022	$3,874
2023	3,952
2024	4,031
2025	3,301
Thereafter	-
Total future minimum financing
obligation payments	15,158
Less interest	(2,422)
Present value of future minimum
financing obligation payments	$12,736

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

8.LEASES

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

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2021, we had operating leases with remaining terms ranging from less than one year to approximately four years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet
	Caption	Amount
Assets:
Operating lease right of use assets	Other long-term assets	$1,775

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	636
Long-Term:
Operating lease liabilities	Other long-term liabilities	1,139
		$1,775

Weighted Average Remaining Lease Term:
Operating leases (years)		3.0

Weighted Average Discount Rate:
Operating leases		4.1%

In fiscal 2021, we obtained $1.6 million of right-of-use operating lease assets in exchange for operating lease liabilities. Future minimum lease payments under our operating leases at August 31, 2021, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2022	$707
2023	610
2024	456
2025	110
2026	15
Thereafter	-
Total operating lease payments	1,898
Less imputed interest	(123)
Present value of operating lease liabilities	$1,775

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total rent expense recorded in selling, general, and administrative expense from our lease agreements totaled $1.6 million, $1.5 million, and $1.5 million for the fiscal years ended August 31, 2021, 2020, and 2019.

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants. These sublease agreements are accounted for as operating leases. We recognize sublease income on a straight-line basis over the life of the sublease agreement. The cost basis of our corporate campus was $36.2 million, which had a carrying value of $4.6 million at August 31, 2021. The following future minimum lease payments due to us from our sublease agreements at August 31, 2021, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2022	$3,672
2023	2,038
2024	1,501
2025	1,253
2026	-
Thereafter	-
$8,464

Sublease revenue totaled $4.0 million, $3.9 million, and $3.9 million during the fiscal years ended August 31, 2021, 2020, and 2019.

9.COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

Effective October 1, 2020, we entered into a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $90,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. The warehousing contract expires on September 30, 2022, and the warehouse fixed charge may be increased each year of the contract based upon changes in the Employment Cost Index.

During fiscal years 2021, 2020, and 2019, we expensed $2.1 million, $2.1 million, and $3.1 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.4 million, $1.3 million, and $2.1 million during the fiscal years ended August 31, 2021, 2020, and 2019. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2021, we had open purchase commitments totaling $3.9 million for products and services to be delivered primarily in fiscal 2022.

Letters of Credit

At August 31, 2021 and 2020, we had standby letters of credit totaling $10,000. These letters of credit were required to secure commitments for a certain insurance policy. No amounts were drawn on the letters of credit at either August 31, 2021 or August 31, 2020.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2021, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10.SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.

Treasury Stock

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock under the terms of this plan during fiscal 2021. During fiscal 2020, we purchased 5,000 shares of our common stock for $0.2 million under the terms of this Board approved plan. The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

The cost of common stock purchased for treasury as shown on our consolidated statement of cash flows for the fiscal year ended August 31, 2021 is entirely comprised of 147,092 shares withheld on stock-based compensation awards (Note 12) that were issued to participants during fiscal 2021. The shares withheld for income taxes were valued at the market price on the date the stock-based plan shares were distributed to participants, which totaled $3.0 million. Our cash paid for shares of common stock in fiscal 2020 was comprised of 284,608 shares purchased from Knowledge Capital Investment Group (Note 17), 109,896 shares withheld for statutory income taxes on various stock-based compensation plans which were valued at $3.7 million, and 5,000 shares purchased under the terms of our fiscal 2020 Board-approved purchase plan described above. For the fiscal year ended August 31, 2019 we withheld 561 shares of common stock which had a market value of $12,000.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into the following three levels based on reliability:

•Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company can access at the measurement date.

•Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

a.quoted prices for similar, but not identical, instruments in active markets;

b.quoted prices for identical or similar instruments in markets that are not active;

c.inputs other than quoted prices that are observable for the instrument; or

d.inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The book values of our financial instruments at August 31, 2021 and 2020 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2021 or 2020, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2021, our debt obligations consisted primarily of a variable-rate term note payable and a note payable to the former owners of Strive. Our term note payable and revolving line of credit are negotiated components of our 2019 Credit Agreement, which was completed in August 2019 and modified in April 2021. Accordingly, the applicable interest rates on the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

We have contingent consideration liabilities arising from previous business acquisitions. We measure the fair values of our contingent consideration liabilities at each reporting date based on valuation models as described below. Changes to the fair value of the contingent consideration liabilities are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) in the period of adjustment. The fair value of the contingent consideration liabilities from the acquisition of Robert Gregory Partners (RGP) and Jhana Education (Jhana) changed as follows during the fiscal year ended August 31, 2021 (in thousands):

		Change in
AUGUST 31,	2020	Fair Value	Payments	2021
RGP contingent liability	$816	$16	$(832)	$-
Jhana contingent liability	3,067	177	(1,149)	2,095
	$3,883	$193	$(1,981)	$2,095

At each quarterly reporting date, we estimate the fair value of our contingent consideration liabilities through the use of Monte Carlo simulations. However, the RGP contingent consideration measurement period ended on May 31, 2021 and the fair value of the final contingent payment was measured using the specified performance objectives in the purchase agreement rather than a Monte Carlo simulation. Based on the timing of expected payments, $1.3 million of the Jhana contingent consideration liability is recorded as a component of accrued liabilities at August 31, 2021. The remaining $0.8 million of the Jhana contingent consideration liability is reported in other long-term liabilities. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). The following additional information applies to our recurring contingent consideration liability shown above.

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

On January 25, 2019, our shareholders approved the Franklin Covey Co. 2019 Omnibus Incentive Plan (the 2019 Plan), which authorized an additional 700,000 shares of common stock for issuance to employees and members of the Board of Directors as stock-based payments. A more detailed description of the 2019 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 20, 2018. At August 31, 2021, the 2019 Plan had approximately 8,500 shares available for future grants.

Our employee stock purchase plan (ESPP) is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2021, we had approximately 810,000 shares available for purchase by plan participants under the terms of the current shareholder-approved ESPP.

The total compensation expense of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Performance awards	$7,652	$(1,518)	$3,853
Restricted stock awards	700	700	700
Compensation cost of the ESPP	205	185	176
Fully vested stock awards	60	60	60
	$8,617	$(573)	$4,789

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. During fiscal 2021, we issued 432,564 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including the ESPP. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. We withheld 147,092 shares of our common stock (Note 10), with a fair value of $3.0 million, for statutory income taxes during fiscal 2021.

At each quarterly or annual reporting date, we evaluate the number and probability of shares expected to vest in each of our performance-based long-term incentive plan (LTIP) awards and adjust our stock-based compensation expense to correspond with the number of shares expected to vest over the anticipated service period. Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and the uncertainties surrounding the recovery of the world’s economies and our business, we determined that the LTIP award tranches which are based on qualified Adjusted EBITDA for outstanding LTIP awards (except the fiscal 2018 LTIP award) would not vest before the end of the respective service periods. We therefore reversed the previously recognized stock-based compensation expense associated with these awards during fiscal 2020, which resulted in a credit to stock-based compensation for the year. On October 2, 2020, the Compensation Committee modified the terms of our performance-based LTIP award tranches to extend the service period of each financial-metric based tranche by two years and increase each qualified Adjusted EBITDA vesting target by $2.0 million. No time-based vesting LTIP tranches were modified. During fiscal 2021 we reassessed the probability of awards vesting under the modified conditions and have expensed awards based on the new vesting requirements and expected financial results over the revised service periods.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to members of our senior management as long-term incentive-based compensation. These awards vest to the participants based upon the achievement of specified performance criteria. Compensation expense is recognized as we determine it is probable that the shares will vest. Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date.

The following is a description of our performance-based awards as of August 31, 2021.

Fiscal 2021 LTIP Award – On October 2, 2020, the Compensation Committee of the Board of Directors granted a new LTIP award to our executive officers and members of senior management. The fiscal 2021 LTIP award has two tranches, which consist of the following: 1) shares that vest after three years of service and 2) the achievement of specified levels of qualified Adjusted EBITDA. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares granted in this tranche totals 52,696 shares. The remaining tranche is based on the highest rolling four-quarter level of qualified Adjusted EBITDA achieved in the three-year period ended August 31, 2023. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 158,088 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2021 LTIP totals 316,176 shares.

Strive Acquisition Compensation – We structured two parts of the consideration for the fiscal 2021 acquisition of Strive Talent, Inc. (Note 3) as potentially payable in shares of our common stock. Each of the following amounts may be payable in shares of our common stock or cash at our sole discretion:

•Contingent Consideration – A maximum of approximately $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year period measurement ending in May 2026. We measure the contingent consideration each quarter and divide the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Shares are required to be distributed within 45 days following the end of each quarter.

•Bonus Payments – Approximately $1.0 million will be paid 18 months following the Closing Date to stockholders and option holders of Strive who are still employed by the Company or its affiliates as of such 18-month date, subject to certain exceptions. We are expensing these awards evenly over the service period, which is 18 months.

We have reserved 200,000 shares of our common stock from our 2019 Omnibus Plan for potential payment of this consideration.

Fiscal 2020 LTIP Award – On October 18, 2019, the Compensation Committee of the Board of Directors granted a new LTIP award to our executive officers and members of senior management. The fiscal 2020 LTIP award has three tranches, which consist of the following: 1) shares that vest after three years of service; 2) shares that vest based on the achievement of specified levels of qualified Adjusted EBITDA; and 3) shares that vest based on the achievement of specified levels of subscription service sales. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares granted in this tranche totals 25,101 shares. The remaining two tranches of the award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period which originally ended August 31, 2022. The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum award threshold) up to 200 percent of the participant’s award (maximum threshold). The maximum number of shares that may be awarded in connection with these tranches totals 150,630 shares. As described above, the qualified Adjusted EBITDA vesting targets for the fiscal 2020 LTIP were increased by $2.0 million and the life of the award was extended to August 31, 2024.

Fiscal 2019 LTIP Award – On October 1, 2018, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management. The fiscal 2019 LTIP award has three tranches, which consist of the following: 1) shares that vest after three years of service; 2) the achievement of certain levels of qualified Adjusted EBITDA; and 3) the achievement of certain levels of subscription service sales. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures. The number of shares granted in this tranche totals 36,470 shares. The remaining two tranches of the fiscal 2019 award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the measurement period that originally ended August 31, 2021. The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum threshold) up to 200 percent of the participant’s award (maximum threshold). The maximum number of shares that may be awarded in connection with these tranches totals 218,818 shares. During fiscal 2021, the fiscal 2019 LTIP award was modified by increasing the qualified Adjusted EBITDA vesting target by $2.0 million and extending the measurement period by two years to August 31, 2023.

Fiscal 2019 Time-Based Award – On January 25, 2019, the Compensation Committee approved an incentive plan award for the Chief Executive Officer, Chief Financial Officer, and Chief People Officer that had a two-year time-based service period. This award vested in January 2021 and a total of 11,915 shares were issued to the participants. The fair value of this award was calculated by multiplying the number of shares by the closing price of the Company’s common stock on the grant date, which was $24.54 per share. The fair value of this award totaled $0.3 million, which was expensed evenly over the two-year service period.

Fiscal 2018 LTIP Award – On November 14, 2017, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management. The fiscal 2018 LTIP award had three tranches, which consisted of the following: 1) shares that vest after three years of service; 2) the achievement of specified levels of qualified Adjusted EBITDA; and 3) the achievement of specified levels of subscription service sales. Twenty-five percent of a participant’s award vested after three years of service, and the number of shares awarded in this tranche did not fluctuate based on financial measures. The number of shares granted in this tranche totaled 42,883 shares. The remaining two tranches of the fiscal 2018 award were based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period ended August 31, 2020. The number of shares that vested to participants for these two tranches was variable and was based on the achievement of the specified metrics. Based on financial results achieved in the three-year period ended August 31, 2020, a total of 221,067 shares were earned by participants in the fiscal 2018 LTIP, which were distributed in the first quarter of fiscal 2021.

Fiscal 2017 LTIP Award – On October 18, 2016, the Compensation Committee granted performance-based awards for our executive officers and members of senior management. A total of 183,381 shares may be earned by the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter qualified Adjusted EBITDA and trailing four-quarter gross All Access Pass sales. The 2017 LTIP had a six-year life and originally expired on August 31, 2022. However, as described above, the qualified Adjusted EBITDA vesting targets were each increased by $2.0 million and the life of the award was extended to August 31, 2024. At August 31, 2021, the final two tranches of the fiscal 2017 LTIP vested to participants and there are no remaining unvested shares associated with this award.

Fiscal 2016 LTIP Award – The fiscal 2016 LTIP was granted on November 12, 2015, to our executive officers and members of senior management. A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter qualified Adjusted EBITDA and increased sales of Organizational Development Suite (OD Suite) offerings. The OD Suite is defined as Leadership, Productivity, and Trust practice sales. The 2016 LTIP originally had a six-year life and would have expired on August 31, 2021. Consistent with other LTIP awards, this award was modified by increasing each qualified Adjusted EBITDA vesting target by $2.0 million and the life of the 2016 LTIP was extended to August 31, 2023. At August 31, 2021, the final two tranches of the fiscal 2016 LTIP vested to participants and there are no remaining unvested shares associated with this award.

Restricted Stock Awards

The annual Board of Director restricted stock award, which is administered under the terms of the Franklin Covey Co. 2019 Omnibus Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock. Each eligible director is entitled to receive a whole-share grant equal to $100,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year. Shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 28,049 shares, 21,420 shares, and 28,525 shares of our common stock to eligible members of the Board of Directors during fiscal 2021, fiscal 2020, and fiscal 2019 as restricted stock awards. The fair value of shares awarded to the directors was $0.7 million in each of fiscal 2021, fiscal 2020, and fiscal 2019 as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.4 million in fiscal 2021, $0.3 million in fiscal 2020, and $0.4 million in fiscal 2019. The following information applies to our restricted stock awards for the fiscal year ended August 31, 2021:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Restricted stock awards at
August 31, 2020	21,420	$32.68
Granted	28,049	24.96
Forfeited	-	-
Vested	(21,420)	32.68
Restricted stock awards at
August 31, 2021	28,049	$24.96

At August 31, 2021, there was $0.2 million of unrecognized compensation cost on our restricted stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from restricted stock awards totaled $0.2 million for each of the years ended August 31, 2021, 2020, and 2019. The intrinsic value of our restricted stock awards at August 31, 2021 was $1.2 million.

Stock Options

On January 12, 2021, our Chief Executive Officer (CEO) exercised his remaining stock options, which would have expired on January 14, 2021. Information related to our stock option activity during the fiscal year ended August 31, 2021 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2020	218,750	$11.57
Granted	-	-
Exercised	(218,750)	11.57
Forfeited	-	-
Outstanding at August 31, 2021	-	$-	-	$-

Options vested and exercisable at
August 31, 2021	-	$-	-	$-

Stock options exercised during fiscal 2021 and 2020 were exercised on a net basis (no cash was paid to exercise the options). For options exercised in fiscal 2021, we withheld 51,738 shares of our common stock with a fair value of $1.3 million for income taxes. The intrinsic value of options exercised in fiscal 2021 totaled $2.9 million and we recognized an income tax benefit of $0.7 million, of which $0.5 million was recognized upon the exercise of the options. During fiscal 2020, 350,000 stock options were exercised and we withheld 102,656 shares of our common stock for statutory income taxes, which had a fair value of $3.6 million. The intrinsic value of options exercised during fiscal 2020 totaled $8.0 million and we recognized an income tax benefit of $1.8 million from the exercise of these options. No stock options were exercised during fiscal 2019.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 51,581 shares, 41,409 shares, and 43,073 shares our stock during the fiscal years ended August 31, 2021, 2020, and 2019, which had a corresponding cost basis of $0.8 million in fiscal 2021 and $0.6 million in each of fiscal 2020 and fiscal 2019. We received cash proceeds for these shares from ESPP participants totaling $1.1 million in fiscal 2021; $1.0 million during fiscal 2020; and $1.0 million in fiscal 2019.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance. The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career. Four individuals qualified for these awards in each of the fiscal years ended August 31, 2021, 2020, and 2019.

13. EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $2.5 million, $2.3 million, and $2.2 million during the fiscal years ended August 31, 2021, 2020, and 2019, respectively. We do not sponsor or participate in any defined-benefit pension plans.

Non-Qualified Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date. Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants. However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004. Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan. Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants. At each of August 31, 2021 and 2020, the cost basis of the shares of our common stock held by the rabbi trust was $0.1 million. Shares of our common stock held in the rabbi trust are included as components of treasury stock on the accompanying consolidated balance sheets.

14. INCOME TAXES

Our benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Current:
Federal	$-	$(15)	$93
State	(286)	(87)	(14)
Foreign	(1,773)	(1,145)	(2,745)
	(2,059)	(1,247)	(2,666)

Deferred:
Federal	2,869	2,306	3,112
State	13	98	102
Foreign	24	(77)	(120)
Operating loss carryforward	(3,058)	(50)	(1,625)
Valuation allowance	10,546	(11,261)	(418)
Foreign tax credit carryforward
reduction	(787)	-	-
	9,607	(8,984)	1,051
	$7,548	$(10,231)	$(1,615)

The allocation of our total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Net income (loss)	$7,548	$(10,231)	$(1,615)
Other comprehensive income (loss)	11	16	(5)
	$7,559	$(10,215)	$(1,620)

Income (loss) before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
United States	$6,834	$3,062	$(1,910)
Foreign	(759)	(2,266)	2,502
	$6,075	$796	$592

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated statements of operations and comprehensive income (loss) were as follows:

YEAR ENDED
AUGUST 31,	2021	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal effect	(1.6)	16.9	(5.4)
Valuation allowance	173.6	(1,412.9)	(70.8)
Foreign tax credit carryforward
reduction	(13.0)	-	-
Executive stock options	7.7	199.9	-
Foreign jurisdictions tax differential	(4.0)	1.4	(72.8)
Tax differential on income subject
to both U.S. and foreign taxes	(0.7)	11.9	(64.7)
Uncertain tax positions	(3.0)	13.8	34.0
Non-deductible executive compensation	(5.8)	(18.2)	(8.8)
Non-deductible meals and entertainment	(0.2)	(22.3)	(52.9)
Payout of deferred compensation (NQDC)	-	6.1	0.3
Other	(7.8)	(59.3)	(10.7)
	124.2%	(1,283.7)%	(272.8)%

Our effective income tax benefit rate for fiscal 2021 of 124.2 percent was primarily due to a $10.5 million reduction in our valuation allowance against deferred income tax assets, which was partially offset by the reduction of $0.8 million in foreign tax credit carryforwards resulting from tax withheld by foreign jurisdictions in excess of amounts allowable as credits against our U.S. income taxes. In fiscal 2020, as explained below, we recognized $11.3 million of additional income tax expense resulting from the increase in the valuation allowance against our deferred tax assets. Due to the near break-even amount of pre-tax income during fiscal 2020 and 2019, the effect of non-temporary items on our effective income tax rate was greatly amplified.

In consideration of the relevant accounting guidance, we reevaluated our deferred tax assets during fiscal 2020 and considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Because of the cumulative pre-tax losses over the prior three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance indicating that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards. Based on this assessment, we increased the valuation allowance against our deferred tax assets, which generated $11.3 million of additional income tax expense in fiscal 2020.

Our strong financial performance during fiscal 2021 produced cumulative three-year pre-tax income through August 31, 2021. Because of better-than-expected earnings during fiscal 2021, as well as a favorable outlook for future earnings, particularly from sales of our All Access Pass, we reduced the valuation allowance against our deferred tax assets by $10.5 million during fiscal 2021.

The Tax Cut and Jobs Act (the 2017 Tax Act) was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax code by, among other things, lowering the statutory corporate tax rate from 35 percent to 21 percent; eliminating certain deductions; imposing a mandatory one-time transition tax, or deemed repatriation tax, on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred; introducing new tax regimes; and changing how foreign earnings are subject to U.S. tax. Certain provisions of the 2017 Tax Act became effective for us in fiscal 2019, including limitations on the deductibility of interest and executive compensation as well as anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI). We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).

In fiscal 2020 and fiscal 2019, we recorded $0.2 million and $0.1 million of income tax expense resulting from limitations added by the 2017 Tax Act on the deductibility of executive compensation. Because of losses in foreign jurisdictions, we recorded no income tax expense in fiscal 2021 or fiscal 2020 under the GILTI provisions. During fiscal 2019, we recorded income tax expense of $0.3 million under the GILTI provisions. However, IRS guidance issued after we filed our fiscal 2019 federal income tax return allowed us to amend the return and reverse the GILTI tax previously recorded. Accordingly, we recorded a $0.3 million benefit for this reversal during fiscal 2021.

We previously adopted the provisions of ASU 2016-09, which requires that the benefits of deductions resulting from stock-based compensation in excess of the corresponding book expense be recorded as a component of our income tax provision or benefit for the period, instead of being recorded to additional paid-in capital. In fiscal 2021, as a result of our CEO’s exercise of stock options, we recorded an income tax benefit of $0.5 million for stock-based compensation deductions that were greater than the corresponding book expense. We recorded an income tax benefit of $1.8 million fiscal 2020 a result of our CEO and CFO’s stock options exercised. We recorded income tax expense of $0.1 million in fiscal 2019 for stock-based compensation deductions that were less than the corresponding book expense.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2021	2020
Deferred income tax assets:
Foreign income tax credit
carryforward	$9,466	$9,150
Net operating loss carryforward	5,986	7,694
Sale and financing of corporate
headquarters	3,307	3,939
Bonus and other accruals	2,483	1,607
Stock-based compensation	2,022	1,431
Inventory and bad debt reserves	1,551	1,328
Deferred revenue	1,075	1,268
Other	653	530
Total deferred income tax assets	26,543	26,947
Less: valuation allowance	(4,530)	(15,076)
Net deferred income tax assets	22,013	11,871

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,461)	(5,494)
Intangibles step-ups – finite lived	(4,008)	(2,786)
Intangible asset impairment and
amortization	(3,537)	(3,306)
Deferred commissions	(2,784)	(2,231)
Property and equipment depreciation	(1,001)	(1,904)
Unremitted earnings of foreign
subsidiaries	(646)	(354)
Other	-	-
Total deferred income tax liabilities	(17,437)	(16,075)
Net deferred income taxes	$4,576	$(4,204)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2021	2020
Long-term assets	$4,951	$1,094
Long-term liabilities	(375)	(5,298)
Net deferred income tax asset (liability)	$4,576	$(4,204)

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2021 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2015	2034	$1,491	$(581)	$(847)	$63
December 31, 2016	2035	3,052	-	-	3,052
July 15, 2017	2036	1,117	-	-	1,117
		5,660	(581)	(847)	4,232

August 31, 2017	2037	16,361	(5,639)	(10,722)	-
August 31, 2018	2038	10,506	-	(3,301)	7,205

Acquired NOL - Strive
December 31, 2018	No Expiration	947	-	(295)	652
December 31, 2019	No Expiration	869	-	-	869
December 31, 2020	No Expiration	1,148	-	-	1,148
April 25, 2021	No Expiration	136	-	-	136
		3,100	-	(295)	2,805
		$35,627	$(6,220)	$(15,165)	$14,242

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2021 and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively. The state net operating loss carryforwards acquired through the purchase of Jhana Education stock expire between August 31, 2034 and August 31, 2036. The state net operating loss carryforwards acquired through the purchase of Strive stock expire between August 31, 2038 and August 31, 2041.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2021 (in thousands):

Credit Generated in			Credits Used	Credits	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	Reduced in	in Current	Carried
August 31,	August 31,	Generated	Years	Current Year	Year	Forward
2011	2021	$3,445	$(414)	$-	$-	$3,031
2012	2022	2,563	(2,563)	-	-	-
2013	2023	2,815	(2,815)	-	-	-
2014	2024	1,378	(1,378)	-	-	-
2015	2025	1,422	(1,422)	-	-	-
2016	2026	1,569	(1,569)	-	-	-
2017	2027	1,804	-	(299)	-	1,505
2018	2028	1,727	-	(107)	-	1,620
2019	2029	1,578	-	(234)	-	1,344
2020	2030	1,010	-	(147)	-	863
2021	2031	1,103	-	-	-	1,103
		$20,414	$(10,161)	$(787)	$-	$9,466

As previously explained, during fiscal 2020 we significantly increased the valuation allowance on our deferred income tax assets. During fiscal 2021 we reversed nearly all of the valuation allowance amounts that we recorded in 2020. The remaining valuation allowance amounts at August 31, 2021 relate primarily to the foreign tax credit carryforward from fiscal 2011, which we expect to expire in fiscal 2022, and losses of certain foreign subsidiaries. During fiscal 2019, we determined that it was more likely than not that deferred income tax assets of certain foreign subsidiaries would not be realized and we increased the valuation allowance accordingly.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Beginning balance	$15,076	$3,815	$3,397
Charged to costs and expenses	394	11,269	663
Deductions	(10,940)	(8)	(245)
Ending balance	$4,530	$15,076	$3,815

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2021.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Beginning balance	$1,640	$1,895	$2,111
Additions based on tax positions
related to the current year	349	172	157
Additions for tax positions in
prior years	79	10	7
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(188)	(289)	(370)
Other reductions for tax positions of
prior years	(286)	(148)	(10)
Ending balance	$1,594	$1,640	$1,895

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million at each of August 31, 2021 and 2020. Included in the ending balance of gross unrecognized tax benefits at August 31, 2021 is $1.6 million related to individual states’ net operating loss carryforwards. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties increased or decreased our income tax expense by an insignificant amount in each of fiscal 2021, fiscal 2020, and fiscal 2019. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets at each of August 31, 2021 and 2020 was $0.2 million. During the next 12 months, we expect an immaterial change in unrecognized tax benefits.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2014-2021	Canada and Australia
2015-2021	Japan
2016-2021	Germany, Switzerland, and Austria
2016-2021	China
2017-2021	United Kingdom, Singapore
2017-2021	United States – state and local income tax
2018-2021	United States – federal income tax

15. INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2021	2020	2019
Numerator for basic and
diluted earnings per share:
Net income (loss)	$13,623	$(9,435)	$(1,023)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	14,090	13,892	13,948
Effect of dilutive securities:
Stock options and other
stock-based awards	53	-	-
Diluted weighted average shares
outstanding	14,143	13,892	13,948

EPS Calculations:
Net income (loss) per share:
Basic	$0.97	$(0.68)	$(0.07)
Diluted	0.96	(0.68)	(0.07)

16. SEGMENT INFORMATION

Reportable Segments

Our sales are primarily comprised of training and consulting services and our internal reporting structure is comprised of three reportable operating segments and a corporate services group. Our internal reporting structure and reportable segments are organized primarily around the client channels which produce the Company’s revenues. The following is a brief description of our reportable segments:

•Direct Offices – This segment includes our sales personnel that serve the United States and Canada; our international sales offices located in Japan, China, the United Kingdom, Australia, Germany, Switzerland, and Austria; our governmental sales channel; our coaching operations; and our books and audio sales channel.

•International Licensees – This segment is primarily comprised of our international licensees’ royalty revenues.

•Education Practice – This group includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•Corporate and Other – Our corporate and other information includes royalty revenue from Franklin Planner Corporation (Note 17), leasing operations, shipping and handling revenues, and certain corporate administrative expenses.

We have determined that the Company’s chief operating decision maker continues to be the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts reported by other companies. For reporting purposes, we define Adjusted EBITDA as net income or loss excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions, and other unusual or infrequent items.

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

We account for our segment information on the same basis as the accompanying consolidated financial statements (in thousands).

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2021	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$159,608	$129,416	$27,948
International licensees	9,036	7,727	3,586
	168,644	137,143	31,534
Education Division	48,902	32,771	4,818
Corporate and eliminations	6,622	2,988	(8,394)
Consolidated	$224,168	$172,902	$27,958

Fiscal Year Ended
August 31, 2020
Enterprise Division:
Direct offices	$139,780	$108,144	$17,694
International licensees	8,451	6,679	2,406
	148,231	114,823	20,100
Education Division	43,405	27,099	(90)
Corporate and eliminations	6,820	3,448	(5,726)
Consolidated	$198,456	$145,370	$14,284

Fiscal Year Ended
August 31, 2019
Enterprise Division:
Direct offices	$157,754	$116,755	$19,455
International licensees	12,896	10,231	6,072
	170,650	126,986	25,527
Education Division	48,880	30,373	3,553
Corporate and eliminations	5,826	1,955	(8,474)
Consolidated	$225,356	$159,314	$20,606

A reconciliation of Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Segment Adjusted EBITDA	$36,352	$20,010	$29,080
Corporate expenses	(8,394)	(5,726)	(8,474)
Consolidated Adjusted EBITDA	27,958	14,284	20,606
Stock-based compensation	(8,617)	573	(4,789)
Reduction (increase) in
contingent consideration liabilities	(193)	49	(1,334)
Restructuring costs	-	(1,636)	-
Gain from insurance settlement	150	933	-
Government COVID assistance	299	514	-
Business acquisition costs	(300)
Knowledge Capital wind-down costs	-	(389)	-
Licensee transition costs	-	-	(488)
Depreciation	(6,190)	(6,664)	(6,364)
Amortization	(5,006)	(4,606)	(4,976)
Income from operations	8,101	3,058	2,655
Interest income	73	56	37
Interest expense	(2,099)	(2,318)	(2,358)
Accretion of discount on related
party receivable	-	-	258
Income before income taxes	6,075	796	592
Benefit (provision) for income taxes	7,548	(10,231)	(1,615)
Net income (loss)	$13,623	$(9,435)	$(1,023)

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2021	2020	2019
Americas	$182,954	$160,989	$173,784
Asia Pacific	28,621	25,622	37,115
Europe/Middle East/Africa	12,593	11,845	14,457
	$224,168	$198,456	$225,356

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

Fiscal Year Ended	Services and			Leases and
August 31, 2021	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$84,111	$72,789	$2,708	$-	$159,608
International licensees	1,085	-	7,951	-	9,036
	85,196	72,789	10,659	-	168,644
Education Division	19,747	26,742	2,413	-	48,902
Corporate and eliminations	-	-	1,396	5,226	6,622
Consolidated	$104,943	$99,531	$14,468	$5,226	$224,168

Fiscal Year Ended
August 31, 2020
Enterprise Division:
Direct offices	$75,580	$60,954	$3,246	$-	$139,780
International licensees	1,411	-	7,040	-	8,451
	76,991	60,954	10,286	-	148,231
Education Division	15,107	25,587	2,711	-	43,405
Corporate and eliminations	-	-	1,985	4,835	6,820
Consolidated	$92,098	$86,541	$14,982	$4,835	$198,456

Fiscal Year Ended
August 31, 2019
Enterprise Division:
Direct offices	$102,557	$52,536	$2,661	$-	$157,754
International licensees	2,439	-	10,457	-	12,896
	104,996	52,536	13,118	-	170,650
Education Division	23,779	22,151	2,950	-	48,880
Corporate and eliminations	-	-	-	5,826	5,826
Consolidated	$128,775	$74,687	$16,068	$5,826	$225,356

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2021, we had wholly owned direct offices in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2021	2020
United States/Canada	$27,038	$28,327
China	2,133	1,307
Japan	1,238	1,537
United Kingdom	702	720
Singapore	238	158
Australia	160	139
Germany, Switzerland, and Austria	120	240
	$31,629	$32,428

17. RELATED PARTY TRANSACTIONS

Knowledge Capital Investment Group

In December 2019, Knowledge Capital Investment Group (Knowledge Capital), an investor which held 2.8 million shares of our common stock stemming from its initial investment in Franklin Covey over 20 years ago, wound up its operations and distributed its assets to investors. On December 9, 2019, prior to the distribution of its assets to investors, we purchased 284,608 shares of our common stock from Knowledge Capital at $35.1361 per share, for an aggregate purchase price of $10.1 million, including legal costs. Our CEO and a member of our Board of Directors each owned a partnership interest in Knowledge Capital. As of August 31, 2020, Knowledge Capital did not own any shares of our common stock.

FC Organizational Products

We previously owned a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solutions business unit assets in fiscal 2008 for the purpose of selling planners and related organizational products under a comprehensive licensing agreement. As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP was more than minor and we were required to account for our investment in FCOP using the equity method of accounting. We have not recorded our share of FCOP’s losses in the accompanying consolidated statements of operations and comprehensive income (loss) because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses.

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

In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement. The $3.2 million of consideration included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date. The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year. We are also entitled to receive additional variable royalties if certain FPC financial metrics exceed specified levels. FPC assumed the amended license agreement from FCOP upon the purchase of FCOP assets. We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license agreement and will reduce our royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years. During the fiscal years ended August 31, 2021 and August 31, 2020, we recognized $1.4 million and $2.0 million of net royalty revenues from the amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, do not have control over the day-to-day operations of FPC, and accordingly do not account for FPC as a variable interest entity. We receive payments for royalties and rented space from FPC. At August 31, 2021 and August 31, 2020, we had $1.8 million and $1.7 million receivable, respectively, from FPC which are recorded in other current assets. Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year. During fiscal 2021 and 2020, we received $1.5 million and $1.4 million of cash from FPC as payment for royalties and reimbursable operating costs.

CoveyLink Acquisition and Contractual Payments

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.5 million, $1.6 million, and $1.7 million during the fiscal years ended August 31, 2021, 2020, and 2019. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $0.6 million, $0.8 million, and $1.2 million for payment on these presentations during the fiscal years ended August 31, 2021, 2020 and 2019. We had $0.2 million and $0.2 million accrued for these royalties and speaking fees at August 31, 2021 and 2020, respectively, which were included as components of accrued liabilities on our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2021, 2020, and 2019, we expensed $0.1 million for these royalties. We had an insignificant amount accrued to this executive officer at August 31, 2021 and 2020 as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings. During the fiscal years ended August 31, 2021 and 2020, we paid $0.8 million and $1.0 million to this company for services provided.

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

1.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2022. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

The Board of Directors has determined that one of the Audit Committee members, Mr. Donald J. McNamara, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. McNamara is an “independent director” as defined by the NYSE.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	1,164(1)(2)	$ -	819(3)(4)

(1)Excludes 28,049 shares of restricted stock awards that are subject to forfeiture.

(2)Amount includes 1,163,560 performance share awards that may be awarded under the terms of various long-term incentive plans, including stock-based compensation plans associated with the acquisition of Strive in fiscal 2021. The number of shares eventually awarded to participants through our long-term incentive plans is generally variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2021 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)Amount is comprised of the remaining shares authorized under our 2019 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2021 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)At August 31, 2021, we had approximately 810,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report:

1.Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2021, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2021 and 2020

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the fiscal years ended August 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2021, 2020, and 2019

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(17)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(6)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(8)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(14)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(7)
10.5	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(7)
10.6*	Form of Change in Control Severance Agreement	(9)
10.7*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(10)
10.8*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(11)
10.9*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(12)
10.10	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(13)
10.11	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(13)
10.12	First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020	(15)
10.13	Separation Agreement and General Release between Scott J. Miller and Franklin Covey Co., dated November 2, 2020	(16)
10.14	Independent Contractor Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(16)
10.15	Intellectual Property Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(16)
10.16	Consent and Second Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated April 26, 2021	(17)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	éé
32	Section 1350 Certifications	éé

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	éé
101.SCH	Inline XBRL Taxonomy Extension Schema	éé
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	éé
101.DEF	Inline Taxonomy Extension Definition Linkbase	éé
101.LAB	Inline Taxonomy Extension Label Linkbase	éé
101.PRE	Inline Extension Presentation Linkbase	éé
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	éé

_____________________________

(1)Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2)Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.

(3)Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.

(4)Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**

(5)Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**

(6)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**

(7)Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**

(8)Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**

(9)Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**

(10)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**

(11)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**

(12)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**

(13)Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**

(14)Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 12, 2019.**

(15)Incorporated by reference to Report on Form 8-K filed with the Commission on July 10, 2020.**

(16)Incorporated by reference to Report on Form 8-K filed with the Commission on November 5, 2020.**

(17)Incorporated by reference to Report on Form 8-K filed with the Commission on April 29, 2021.**

éé Filed herewith and attached to this report.

* Indicates a management contract or compensatory plan or agreement.

** Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Executive Chairman and Chairman of the Board	November 12, 2021
Robert A. Whitman
/s/ Anne H. Chow	Director	November 12, 2021
Anne H. Chow
/s/ Craig Cuffie	Director	November 12, 2021
Craig Cuffie
/s/ Dennis G. Heiner	Director	November 12, 2021
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 12, 2021
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 12, 2021
Joel C. Peterson
/s/ Nancy Phillips	Director	November 12, 2021
Nancy Phillips
/s/ Derek van Bever	Director	November 12, 2021
Derek van Bever
/s/ Paul S. Walker	President and Chief Executive Officer	November 12, 2021
Paul S. Walker
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 12, 2021
Stephen D. Young