Form 10-Q
period 2021-11-30
FRANKLIN COVEY CO
filed 2022-01-07
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2200 West Parkway Boulevard	84119-2099
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number,	(801) 817-1776
Including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.05 Par Value	FC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

14,297,151 shares of Common Stock as of December 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,250	$47,417
Accounts receivable, less allowance for doubtful accounts of $4,701 and $4,643	51,692	70,680
Inventories	2,579	2,496
Prepaid expenses and other current assets	16,162	16,115
Total current assets	121,683	136,708

Property and equipment, net	10,585	11,525
Intangible assets, net	48,667	50,097
Goodwill	31,220	31,220
Deferred income tax assets	4,259	4,951
Other long-term assets	14,246	15,153
	$230,660	$249,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	2,963	2,887
Accounts payable	5,485	6,948
Deferred subscription revenue	65,812	74,772
Other deferred revenue	11,958	11,117
Accrued liabilities	26,107	34,980
Total current liabilities	118,160	136,539

Notes payable, less current portion	11,759	12,975
Financing obligation, less current portion	10,387	11,161
Other liabilities	7,942	8,741
Deferred income tax liabilities	375	375
Total liabilities	148,623	169,791

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	213,504	214,888
Retained earnings	67,403	63,591
Accumulated other comprehensive income	565	709
Treasury stock at cost, 12,757 shares and 12,889 shares	(200,788)	(200,678)
Total shareholders’ equity	82,037	79,863
	$230,660	$249,654

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2021	2020
	(unaudited)

Net sales	$61,259	$48,324
Cost of sales	13,661	11,938
Gross profit	47,598	36,386

Selling, general, and administrative	39,343	33,683
Depreciation	1,279	1,741
Amortization	1,431	1,131
Income (loss) from operations	5,545	(169)

Interest income	15	24
Interest expense	(446)	(568)
Income (loss) before income taxes	5,114	(713)
Income tax provision	(1,302)	(179)
Net income (loss)	$3,812	$(892)

Net income (loss) per share:
Basic and diluted	$0.27	$(0.06)

Weighted average number of common shares:
Basic	14,246	13,977
Diluted	14,312	13,977

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,812	$(892)
Foreign currency translation adjustments,
net of income taxes of
$0 and $0	(144)	307
Comprehensive income (loss)	$3,668	$(585)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,812	$(892)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,710	2,872
Amortization of capitalized curriculum costs	789	889
Stock-based compensation	1,649	1,158
Deferred income taxes	679	(111)
Change in fair value of contingent consideration liabilities	28	62
Amortization of right-of-use operating lease assets	225	259
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	18,829	13,482
Decrease (increase) in inventories	(92)	309
Decrease (increase) in prepaid expenses and other assets	196	(176)
Decrease in accounts payable and accrued liabilities	(9,825)	(2,721)
Decrease in deferred revenue	(8,219)	(3,625)
Decrease in income taxes payable/receivable	(47)	(111)
Decrease in other long-term liabilities	(570)	(519)
Net cash provided by operating activities	10,164	10,876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(520)	(185)
Curriculum development costs	(243)	(263)
Net cash used for investing activities	(763)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,250)	(1,250)
Principal payments on financing obligation	(698)	(628)
Purchases of common stock for treasury	(3,488)	(1,530)
Payment of contingent consideration liabilities	(368)	(329)
Proceeds from sales of common stock held in treasury	344	256
Net cash used for financing activities	(5,460)	(3,481)
Effect of foreign currency exchange rates on cash and cash equivalents	(108)	176
Net increase in cash and cash equivalents	3,833	7,123
Cash and cash equivalents at the beginning of the period	47,417	27,137
Cash and cash equivalents at the end of the period	$51,250	$34,260

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$577	$403
Cash paid for interest	410	562

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$238	$20
Acquisition of right-of-use operating lease assets for operating lease liabilities	142	726

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)
Issuance of common stock from
treasury			(3,033)			217	3,378
Purchases of common shares
for treasury						(85)	(3,488)
Stock-based compensation			1,649
Cumulative translation
adjustments					(144)
Net income				3,812
Balance at November 30, 2021	27,056	$1,353	$213,504	$67,403	$565	(12,757)	$(200,788)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR FISCAL YEAR

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(3,411)			236	3,668
Purchases of common shares
for treasury						(89)	(1,530)
Stock-based compensation			1,158
Cumulative translation
adjustments					307
Net loss				(892)
Balance at November 30, 2020	27,056	$1,353	$209,667	$49,076	$948	(13,028)	$(202,291)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, the Leader in Me membership, and other intellectual property licenses; digital online learning; on-site training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location. We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

The results of operations for the quarter ended November 30, 2021 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2022, or for any future periods.

Note on the Continuing COVID-19 Pandemic

The COVID-19 pandemic continues to produce difficult economic and operating conditions for certain areas of our business, including our international direct offices and licensee partners as countries and local municipalities have maintained a variety of measures designed to contain the spread of the virus. These measures included the closure of offices, schools, and other meeting spaces. These efforts persist in the face of new variants, increasing cases, and ongoing uncertainty regarding the pandemic. While our content is able to be presented digitally and is translated into numerous languages, the technology base differs significantly among countries, which may impede the smooth delivery of content to remote work locations. We remain optimistic about the future as we continue to see signs of economic recovery in the United States and many of the other countries in which we operate as companies, schools, and individuals are adapting, and the positive effect of vaccinations and therapeutics are enabling some economies to open and recover. However, emerging variants continue to create uncertainty and many countries, states, and local governments may continue to implement additional lockdowns or other containment measures in future periods. These measures change rapidly to new and perceived threats and may have an adverse impact on our results of operations in future periods. We will continue to monitor developments related to the COVID-19 pandemic, including supply chain issues, and their actual and potential impacts on our financial position, results of operations, and liquidity.

Accounting Pronouncements Issued and Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2021	2021
Finished goods	$2,551	$2,468
Raw materials	28	28
	$2,579	$2,496

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2021, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the quarter ended November 30, 2021 (in thousands):

Balance at August 31, 2021	$2,095
Change in fair value	28
Payments	(368)
Balance at November 30, 2021	$1,755

At each quarterly reporting date, we estimate the fair value of our contingent liability from the acquisition of Jhana through the use of a Monte Carlo simulation. Based on the timing of expected payments, $1.4 million of the Jhana contingent consideration liability was recorded in accrued liabilities at November 30, 2021. The remaining $0.4 million of the Jhana contingent consideration liability is reported in other long-term liabilities. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $80.2 million at November 30, 2021 and $88.6 million at August 31, 2021, of which $2.4 million and $2.7 million were classified as components of other long-term liabilities at November 30, 2021, and August 31, 2021, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $67.8 million at November 30, 2021 and $77.0 million at August 31, 2021. During the quarter ended November 30, 2021, we recognized $28.4 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At November 30, 2021, we had $121.1 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2021	2020
Long-term incentive awards	$1,123	$946
Strive acquisition compensation	279	-
Restricted stock awards	175	175
Employee stock purchase plan	57	37
Fully-vested share awards	15	-
	$1,649	$1,158

During the quarter ended November 30, 2021, we issued 216,752 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the quarter ended November 30, 2021, we withheld 85,095 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $3.5 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2021, we issued 9,379 shares of our common stock to participants in the ESPP.

NOTE 6 – INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2021	2020
Numerator for basic and
diluted loss per share:
Net income (loss)	$3,812	$(892)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	14,246	13,977
Effect of dilutive securities:
Other stock-based awards	66	-
Diluted weighted average
shares outstanding	14,312	13,977

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$0.27	$(0.06)

NOTE 7 – SEGMENT INFORMATION

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

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income (loss) excluding interest expense, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2021	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$45,119	$36,202	$9,954
International licensees	2,997	2,701	1,671
	48,116	38,903	11,625
Education practice	11,697	7,860	235
Corporate and eliminations	1,446	835	(1,928)
Consolidated	$61,259	$47,598	$9,932

Quarter Ended
November 30, 2020

Enterprise Division:
Direct offices	$36,743	$29,439	$6,703
International licensees	2,596	2,285	1,284
	39,339	31,724	7,987
Education practice	7,498	3,986	(2,285)
Corporate and eliminations	1,487	676	(1,986)
Consolidated	$48,324	$36,386	$3,716

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2021	2020
Segment Adjusted EBITDA	$11,860	$5,702
Corporate expenses	(1,928)	(1,986)
Consolidated Adjusted EBITDA	9,932	3,716
Stock-based compensation	(1,649)	(1,158)
Increase in the fair value of
contingent consideration liabilities	(28)	(62)
Government COVID-19 assistance	-	207
Depreciation	(1,279)	(1,741)
Amortization	(1,431)	(1,131)
Income (loss) from operations	5,545	(169)
Interest income	15	24
Interest expense	(446)	(568)
Income (loss) before income taxes	5,114	(713)
Income tax provision	(1,302)	(179)
Net income (loss)	$3,812	$(892)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2021	2020

Americas	$48,755	$38,327
Asia Pacific	7,797	6,806
Europe/Middle East/Africa	4,707	3,191
	$61,259	$48,324

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2021	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$23,851	$20,512	$756	$-	$45,119
International licensees	404	-	2,593	-	2,997
	24,255	20,512	3,349	-	48,116
Education practice	3,226	7,844	627	-	11,697
Corporate and eliminations	-	-	344	1,102	1,446
Consolidated	$27,481	$28,356	$4,320	$1,102	$61,259

Quarter Ended
November 30, 2020

Enterprise Division:
Direct offices	$19,412	$16,614	$717	$-	$36,743
International licensees	331	-	2,265	-	2,596
	19,743	16,614	2,982	-	39,339
Education practice	1,924	5,075	499	-	7,498
Corporate and eliminations	-	-	335	1,152	1,487
Consolidated	$21,667	$21,689	$3,816	$1,152	$48,324

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

Our financial results for the quarter ended November 30, 2021 represent the best first quarter results since the sale of our consumer solutions business unit in 2008 and included increased sales, improved gross margin, increased operating and net income, and higher Adjusted EBITDA. Our consolidated sales for the first quarter of fiscal 2022 increased 27 percent, or $12.9 million, to $61.3 million compared with $48.3 million in fiscal 2021. Our strong performance during the first quarter of fiscal 2022 reflects the continuation of three key trends that have been evident throughout the ongoing COVID-19 pandemic and that have significantly contributed to our improving financial results as national and local economies struggle to recover from the pandemic. These trends include:

•Strong growth of All Access Pass and Related Services. All Access Pass (AAP) and related sales increased 27 percent in the first quarter of fiscal 2022 to $33.1 million.

•International sales improvement. Sales increased at all of our international direct offices compared with the first quarter of the prior year and international licensee revenues increased 15 percent over the prior year, reflecting increased sales and improving economic conditions in many of the licensee countries.

•Education Division performance improvement. Education Division revenues grew 56% on the strength of increased Leader in Me subscription sales compared with fiscal 2021, increased subscription coaching and consulting services, and increased material sales.

As areas of our operations continue to recover and grow, we believe the strength of our subscription-based offerings and services led the Company to higher levels of profitability than experienced in prior periods, including the pre-pandemic first half of fiscal 2020. We are optimistic these trends will continue through fiscal 2022 and will continue to produce improved earnings and cash flows compared with the prior year. However, these expectations are dependent upon continued recovery from the COVID-19 pandemic and improving international economic stability.

The first quarter of fiscal 2021 included the relatively early stages of the COVID-19 pandemic in the United States, Canada, and many other countries throughout the world, which had a significantly adverse impact on our financial results during that quarter. Comparisons to the prior year reflect those conditions and the strengthening of our operations over the course of the pandemic. The following is a summary of consolidated financial highlights for the first quarter of fiscal 2022:

•Sales – Our consolidated sales for the quarter ended November 30, 2021 increased 27 percent, or $12.9 million, to $61.3 million compared with $48.3 million in the prior year. We continue to be pleased with the strength of our All Access Pass and Leader in Me subscription-based services and believe the electronic delivery capabilities of these offerings have been key to our business performance during the pandemic. During the first quarter of fiscal 2022, AAP and related sales increased 27 percent compared with the first quarter of the prior year and annual revenue retention remained strong at greater than 90 percent. Education Division sales grew 56 percent compared with the prior year on the strength of increased Leader in Me subscription revenues and subscription services, including coaching and consulting, together with related increases in materials sales used by schools in connection with their membership subscription. During the first quarter of fiscal 2022 we continued to see signs of economic recovery in the United States and many of the other countries in which we operate as companies, schools, and individuals are adapting, and the positive effect of vaccinations is enabling certain economies to open and recover. As a result of these factors and other favorable market and operating conditions, sales improved in each of our Direct Office, International Licensee, and Education Division segments compared with the first quarter of fiscal 2021. We remain optimistic about the future and look forward to continued recovery from the pandemic during the remainder of fiscal 2022.

At November 30, 2021, we had $67.8 million of deferred subscription revenue on our balance sheet, a 19 percent, or $10.8 million, increase compared with deferred subscription revenue on our balance sheet at November 30, 2020. At November 30, 2021, we had $53.4 million of unbilled deferred revenue compared with $40.5 million of unbilled deferred revenue at November 30, 2020. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $13.7 million for the quarter ended November 30, 2021, compared with $11.9 million in the first quarter of fiscal 2021. Gross profit for the first quarter of fiscal 2022 was $47.6 million compared with $36.4 million in the prior year. Our gross margin for the first quarter of fiscal 2022 improved 240 basis points to 77.7 percent of sales compared with 75.3 percent in the first quarter of the prior year, reflecting the continued increase in subscription revenues in the mix of overall sales, increased licensee royalty revenues, and the impact of increased sales on fixed cost of sale elements such as salaried Education Division coaches and capitalized curriculum amortization expense. Gross profit increased due to improved sales as described above.

•Operating Expenses – Our operating expenses for the quarter ended November 30, 2021 increased $5.5 million compared with the first quarter of fiscal 2021, which was due to a $5.7 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percent of sales our SG&A expenses in the first quarter of fiscal 2022 decreased to 64.2 percent compared with 69.7 percent in the prior year. Our SG&A expenses increased primarily due to increased commissions on improved sales, increased associate costs resulting from new sales and sales related headcount, increased stock-based compensation expense, and increased content development expense. Increased SG&A expense in these areas was partially offset by cost savings from the successful implementation of expense reduction initiatives in various areas of the Company’s operations.

•Operating Income, Net Income, and Adjusted EBITDA – As a result of increased sales and improved gross margin, our income from operations for the quarter ended November 30, 2021 improved $5.7 million to $5.5 million compared with a loss of $(0.2) million in the first quarter of the prior year. Our first quarter fiscal 2022 net income was $3.8 million, or $0.27 per diluted share, compared with a net loss of $(0.9) million, or $(0.06) per share, in the first quarter of the prior year. Our Adjusted EBITDA for the first quarter increased 167 percent, or $6.2 million, to $9.9 million compared with $3.7 million in the first quarter of the prior year. Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of Adjusted EBITDA to net income (loss) is provided in Note 7, Segment Information to our financial statements above.

•Cash Flows from Operating Activities and Liquidity – Our cash flows from operating activities remained strong at $10.2 million for the quarter ended November 30, 2021, compared with $10.9 million in the first quarter of fiscal 2021. At November 30, 2021, we had $51.3 million of cash with no borrowings on our $15.0 million secured line of credit facility.

Further details regarding our results for the quarter ended November 30, 2021 are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2021 Compared with the Quarter Ended November 30, 2020

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

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2021	Sales	2020	Sales	Change
Sales	$45,119	100.0	$36,743	100.0	$8,376
Cost of sales	8,917	19.8	7,304	19.9	1,613
Gross profit	36,202	80.2	29,439	80.1	6,763
SG&A expenses	26,248	58.2	22,736	61.9	3,512
Adjusted EBITDA	$9,954	22.1	$6,703	18.2	$3,251

During the first quarter of fiscal 2022, Direct Office segment revenue increased 23 percent to $45.1 million compared with $36.7 million in the prior year. The increase is the result of strong performance in our offices in the United States and Canada which grew revenue 22 percent in the quarter, as well as strong performance in our international direct offices which grew revenue 27 percent over the prior year. During the first quarter of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 27 percent over the first quarter of fiscal 2021, while annual AAP revenue retention remained above 90 percent. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 24 percent compared with the first quarter of fiscal 2021. We believe the continued increase in invoiced AAP other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

While our operations in the United States and Canada are generating higher revenues than pre-pandemic levels, our international direct offices operations continue to be hampered by pandemic protocols and have not yet rebounded to pre-pandemic levels. Our foreign direct offices continue to be impacted by the COVID-19 pandemic as evolving governmental mandates in these international locations continue to impact business activity and training opportunities. However, these operations have been steadily improving since the third quarter of fiscal 2020 and each of our international direct offices had increased sales compared with the first quarter of fiscal 2021. We remain confident that our international direct offices will continue to recover during the remainder of fiscal 2022. Foreign exchange rates had an immaterial impact on our Direct Office sales and operating income during the first quarter of fiscal 2022. While we are optimistic about the future of our direct office channel and AAP revenues, our future Direct Office financial performance is highly dependent upon economic recovery from the pandemic, including the opening of national and regional economies and other factors which may not be within in our control.

Gross Profit. Gross profit increased primarily due to increased recognition of previously deferred subscription revenues in the mix of overall sales, which also increased Direct Office gross margin percentage when compared with the prior year.

SG&A Expense. Increased Direct Office SG&A expense was primarily due to associate costs from increased commissions on improved sales, increased bonus and incentive pay on improved operating results, and increased headcount from the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2021	Sales	2020	Sales	Change
Sales	$2,997	100.0	$2,596	100.0	$401
Cost of sales	296	9.9	311	12.0	(15)
Gross profit	2,701	90.1	2,285	88.0	416
SG&A expenses	1,030	34.4	1,001	38.6	29
Adjusted EBITDA	$1,671	55.8	$1,284	49.5	$387

Sales. International licensee revenues are primarily comprised of royalty revenues. Our licensee revenues increased compared with the prior year primarily due to the recovery of economies in many of the countries where our licensees operate. The ongoing recovery led to improved licensee royalty revenues and continued increases in AAP sales. During the first quarter of fiscal 2022, our royalty revenues increased 15 percent and our share of AAP revenues increased by 45 percent compared with the prior year. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased product sales to the licensees. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and increasing sales of the All Access Pass subscription. The continued recovery of our licensee segment is highly dependent upon the ability or willingness of people to meet together in groups and increasing AAP sales to clients. We have translated AAP content into multiple languages, and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended November 30, 2021.

Gross Profit. Gross profit increased due to increased sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included more royalty revenues than in the prior year.

SG&A Expense. International licensee SG&A expenses increased by three percent primarily due the normalization of certain operating costs, such as travel, compared with operations in the early months of the pandemic. However, as a percent of sales, licensee SG&A expenses decreased compared with the prior year due to increased revenues.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2021	Sales	2020	Sales	Change
Sales	$11,697	100.0	$7,498	100.0	$4,199
Cost of sales	3,837	32.8	3,512	46.8	325
Gross profit	7,860	67.2	3,986	53.2	3,874
SG&A expenses	7,625	65.2	6,271	83.6	1,354
Adjusted EBITDA	$235	2.0	$(2,285)	(30.5)	$2,520

Sales. Education Division sales for the quarter ended November 30, 2021 grew on the strength of increased Leader in Me subscription revenues and subscription services, including coaching and consulting, together with related increases in sales of materials used by schools in connection with their membership subscription. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the first quarter of fiscal 2022 and throughout fiscal 2021 as school operations and budgets move toward more normalized activity. We continue to be encouraged by the recovery of the Education Division and its prospects for continued growth in future periods. As of November 30, 2021, the Leader in Me program is used in nearly 3,000 schools in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to increased coaching and consulting sales with little variable cost increase as most coaches are salaried. The Education Division gross margin was also favorably impacted by increased sales of high-margin materials compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from more commission expense on improved sales and additional sales support headcount compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.5 million compared with the prior year primarily due to the full depreciation of certain assets during fiscal 2021 and in the first quarter of fiscal 2022. We currently expect depreciation expense will total approximately $5.7 million in fiscal 2022.

Amortization – Amortization expense increased $0.3 million compared with the prior year due to the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021. We expect definite-lived intangible asset amortization expense will total $5.3 million during fiscal 2022.

Income Taxes

Our income tax provision for the quarter ended November 30, 2021 was $1.3 million, for an effective income tax rate of 25.5 percent, compared with an income tax provision of $0.2 million, for an effective tax expense rate of 25.1 percent, in the prior year. Although we had a pre-tax loss in the first quarter of fiscal 2021, we recorded tax expense due to the exaggerated impact of unfavorable permanent items on the small (near breakeven) amount of pre-tax loss recognized during the quarter. We paid $0.6 million in cash for income taxes during the first quarter of fiscal 2022. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In the continued uncertain economic environment of COVID-19 and the unclear path to national and global economic recovery, a major priority of ours has been the continued maintenance and preservation of liquidity. We believe our expense reduction efforts during the pandemic have been successful and provided the ability to maintain operations and make strategic investments over the past several quarters. Our cash and cash equivalents at November 30, 2021 remained strong and totaled $51.3 million, with no borrowings on our $15.0 million revolving credit facility. Of our $51.3 million in cash at November 30, 2021, $13.7 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), working capital expansion, and purchases of our common stock.

At November 30, 2021, our debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the credit agreement entered into on August 7, 2019 (the 2019 Credit Agreement). At November 30, 2021, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2021.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities for the first quarter remained strong at $10.2 million compared with $10.9 million in the first quarter of fiscal 2021. Improved operating results during the quarter were offset by changes in working capital balances during the first quarter of fiscal 2022. Despite pandemic conditions, our collection of accounts receivable remained strong during the first quarter and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

For the first quarter of fiscal 2022, our cash used for investing activities totaled $0.8 million. The primary uses of cash for investing activities were purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment during the first quarter of fiscal 2022 consisted primarily of computer software and hardware. We expect to continue our investing in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our purchases of property and equipment will total $4.8 million in fiscal 2022.

We spent $0.2 million during the quarter ended November 30, 2021 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $5.0 million during fiscal 2022.

Cash Flows Used For Financing Activities

During the quarter ended November 30, 2021, our net cash used for financing activities totaled $5.5 million. Our primary uses of financing cash included $3.5 million to cover shares withheld to pay income taxes on stock-based compensation awards, $1.9 million used for principal payments on our term loan and financing obligations, and $0.4 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during the first quarter of fiscal 2022 were solely for shares withheld from participants to pay statutory income taxes on stock-based compensation awards which were distributed during the quarter. Partially offsetting these uses of cash were $0.3 million of proceeds from Employee Stock Purchase Plan participants to purchase shares of stock during fiscal 2022.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. Our uses of financing cash during the remainder of fiscal 2022 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our obligations on the 2019 Credit Agreement, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations during fiscal 2022 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic (and new variants), our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. During the first quarter of fiscal 2022 there have been no material changes to our expected material uses of cash and contractual obligations from those discussed in our Annual Report for the fiscal year ended August 31, 2021. However, current economic conditions indicate that our material uses of cash may increase due to inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the Securities and Exchange Commission on November 12, 2021.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Refer to the discussion of new accounting pronouncements as found in Note 1 to the financial statements as presented within this report.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used to prepare our consolidated financial statements are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2022, expected and lingering effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the AAP and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2021, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 2.4 percent at November 30, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at November 30, 2021 would result in approximately $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Except as discussed below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on November 12, 2021.

Our results of operations have been adversely affected and could be materially impacted in the future by the COVID-19 (coronavirus) pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption over the past several quarters. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity, including related supply chain issues (including, for example, shipping delays, capacity constraints, increasing labor costs, and supply shortages), and actions taken in response to such impacts; the effect on our clients, including educational institutions, and client demand for our services; our ability to conduct in-person programs; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in our Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2021 to September 30, 2021	-	$-	-	$39,824

October 1, 2021 to October 31, 2021	-	$-	-	$39,824

November 1, 2021 to November 30, 2021	-	$-	-	$39,824

Total Common Shares	-	$-	-

(1)On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock during the quarter ended November 30, 2021 under the terms of this Board approved plan.

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

FRANKLIN COVEY CO.

Date: January 7, 2022	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 7, 2022	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)