Form 10-Q
period 2022-02-28
FRANKLIN COVEY CO
filed 2022-04-06
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

14,342,897 shares of Common Stock as of March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 28,	August 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,062	$47,417
Accounts receivable, less allowance for doubtful accounts of $4,504 and $4,643	47,726	70,680
Inventories	2,472	2,496
Prepaid expenses and other current assets	16,105	16,115
Total current assets	127,365	136,708

Property and equipment, net	10,032	11,525
Intangible assets, net	47,325	50,097
Goodwill	31,220	31,220
Deferred income tax assets	3,658	4,951
Other long-term assets	13,864	15,153
	$233,464	$249,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,040	2,887
Accounts payable	6,644	6,948
Deferred subscription revenue	68,583	74,772
Other deferred revenue	12,349	11,117
Accrued liabilities	23,302	34,980
Total current liabilities	119,753	136,539

Notes payable, less current portion	10,543	12,975
Financing obligation, less current portion	9,598	11,161
Other liabilities	7,067	8,741
Deferred income tax liabilities	375	375
Total liabilities	147,336	169,791

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	215,348	214,888
Retained earnings	69,281	63,591
Accumulated other comprehensive income	533	709
Treasury stock at cost, 12,730 shares and 12,889 shares	(200,387)	(200,678)
Total shareholders’ equity	86,128	79,863
	$233,464	$249,654

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net sales	$56,599	$48,162	$117,859	$96,486
Cost of sales	12,485	10,822	26,146	22,760
Gross profit	44,114	37,340	91,713	73,726

Selling, general, and administrative	38,061	33,623	77,405	67,306
Depreciation	1,190	1,740	2,470	3,481
Amortization	1,346	1,133	2,776	2,265
Income from operations	3,517	844	9,062	674

Interest income	12	16	27	40
Interest expense	(423)	(540)	(869)	(1,108)
Income (loss) before income taxes	3,106	320	8,220	(394)
Income tax provision	(1,228)	(366)	(2,530)	(544)
Net income (loss)	$1,878	$(46)	$5,690	$(938)

Net income (loss) per share:
Basic and diluted	$0.13	$(0.00)	$0.40	$(0.07)

Weighted average number of common shares:
Basic	14,312	14,082	14,279	14,029
Diluted	14,333	14,082	14,323	14,029

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,878	$(46)	$5,690	$(938)
Foreign currency translation adjustments,
net of income taxes of
$0, $0, $0, and $0	(32)	(33)	(176)	274
Comprehensive income (loss)	$1,846	$(79)	$5,514	$(664)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 28,	February 28,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,690	$(938)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,246	5,746
Amortization of capitalized curriculum costs	1,620	1,750
Stock-based compensation	3,618	2,757
Deferred income taxes	1,277	(198)
Change in fair value of contingent consideration liabilities	48	46
Amortization of right-of-use operating lease assets	475	509
Changes in assets and liabilities:
Decrease in accounts receivable, net	22,925	14,978
Decrease in inventories	25	346
Decrease (increase) in prepaid expenses and other assets	353	(344)
Decrease in accounts payable and accrued liabilities	(11,165)	(244)
Decrease in deferred revenue	(5,518)	(1,497)
Decrease in income taxes payable/receivable	(238)	(87)
Decrease in other long-term liabilities	(1,118)	(912)
Net cash provided by operating activities	23,238	21,912

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,264)	(877)
Curriculum development costs	(774)	(1,292)
Net cash used for investing activities	(2,038)	(2,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,500)	(2,500)
Principal payments on financing obligation	(1,409)	(1,269)
Purchases of common stock for treasury	(3,535)	(2,971)
Payment of contingent consideration liabilities	(671)	(540)
Proceeds from sales of common stock held in treasury	668	464
Net cash used for financing activities	(7,447)	(6,816)
Effect of foreign currency exchange rates on cash and cash equivalents	(108)	279
Net increase in cash and cash equivalents	13,645	13,206
Cash and cash equivalents at the beginning of the period	47,417	27,137
Cash and cash equivalents at the end of the period	$61,062	$40,343

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,302	$788
Cash paid for interest	782	1,085

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$160	$48
Acquisition of right-of-use operating lease assets for operating lease liabilities	338	885

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)
Issuance of common stock from
treasury			(3,033)			217	3,378
Purchases of common shares
for treasury						(85)	(3,488)
Stock-based compensation			1,649
Cumulative translation
adjustments					(144)
Net income				3,812
Balance at November 30, 2021	27,056	1,353	213,504	67,403	565	(12,757)	(200,788)

Issuance of common stock from
treasury			84			15	239
Purchases of common shares
for treasury						(1)	(47)
Stock-based compensation			1,969
Restricted stock award			(209)			13	209
Cumulative translation
adjustments					(32)
Net income				1,878
Balance at February 28, 2022	27,056	$1,353	$215,348	$69,281	$533	(12,730)	$(200,387)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR FISCAL YEAR

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(3,411)			236	3,668
Purchases of common shares
for treasury						(89)	(1,530)
Stock-based compensation			1,158
Cumulative translation
adjustments					307
Net loss				(892)
Balance at November 30, 2020	27,056	1,353	209,667	49,076	948	(13,028)	(202,291)

Issuance of common stock from
treasury			(2,014)			143	2,222
Purchases of common shares
for treasury						(58)	(1,441)
Stock-based compensation			1,599
Restricted stock award			(436)			28	436
Cumulative translation
adjustments					(33)
Net loss				(46)
Balance at February 28, 2021	27,056	$1,353	$208,816	$49,030	$915	(12,915)	$(201,074)

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter and two quarters ended February 28, 2022 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2022, or for any future periods.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28,	August 31,
	2022	2021
Finished goods	$2,445	$2,468
Raw materials	27	28
	$2,472	$2,496

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 28, 2022, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the quarter and two quarters ended February 28, 2022 (in thousands):

Balance at August 31, 2021	$2,095
Change in fair value	28
Payments	(368)
Balance at November 30, 2021	1,755
Change in fair value	20
Payments	(303)
Balance at February 28, 2022	$1,472

At each quarterly reporting date, we estimate the fair value of our contingent liability from the acquisition of Jhana through the use of a Monte Carlo simulation. Based on the timing of expected payments, all of the Jhana contingent consideration liability was recorded in accrued liabilities at February 28, 2022. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $83.0 million at February 28, 2022 and $88.6 million at August 31, 2021, of which $2.1 million and $2.7 million were classified as components of other long-term liabilities at February 28, 2022, and August 31, 2021, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $70.4 million at February 28, 2022 and $77.0 million at August 31, 2021. During the quarter and two quarters ended February 28, 2022, we recognized $28.0 million and $56.4 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At February 28, 2022, we had $119.3 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Long-term incentive awards	$1,375	$1,368	$2,498	$2,314
Strive acquisition compensation	366	-	645	-
Restricted stock awards	168	175	343	350
Employee stock purchase plan	60	56	117	93
Fully-vested share awards	-	-	15	-
	$1,969	$1,599	$3,618	$2,757

During the two quarters ended February 28, 2022, we issued 245,157 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the two quarters ended February 28, 2022, we withheld 86,125 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $3.5 million.

Adoption of the Franklin Covey Co. 2022 Omnibus Incentive Plan

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized an additional 1,000,000 shares of common stock for issuance as stock-based payments. A more detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021.

Fiscal 2022 Long-Term Incentive Plan Award

On February 4, 2022, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2022 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2022 LTIP award shares vest to participants on August 31, 2024. The number of shares that may be earned by participants at the end of the service period totals 24,649 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2022 LTIP award are earned based on the highest rolling four-quarter level of qualified adjusted earnings before interest, income taxes, depreciation, amortization, and certain other charges (Adjusted EBITDA) achieved in the three-year period ending August 31, 2024. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 73,929 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2022 LTIP totals 147,840 shares.

Fiscal 2022 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2022 award, each eligible director received a whole-share grant equal to $110,000 with a one year vesting period. Our restricted stock award activity during the two quarters ended February 28, 2022 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2021	28,049	$24.96
Granted	13,260	49.78
Forfeited	-	-
Vested	(28,049)	24.96
Restricted stock awards at
February 28, 2022	13,260	$49.78

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 28, 2022, we issued 8,667 shares and 18,046 shares of our common stock to participants in the ESPP.

NOTE 6 – INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Numerator for basic and
diluted loss per share:
Net income (loss)	$1,878	$(46)	$5,690	$(938)

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	14,312	14,082	14,279	14,029
Effect of dilutive securities:
Other stock-based awards	21	-	44	-
Diluted weighted average
shares outstanding	14,333	14,082	14,323	14,029

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$0.13	$(0.00)	$0.40	$(0.07)

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 28, 2022	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$41,502	$33,948	$8,732
International licensees	2,588	2,304	1,444
	44,090	36,252	10,176
Education practice	11,066	7,098	(324)
Corporate and eliminations	1,443	764	(1,810)
Consolidated	$56,599	$44,114	$8,042

Quarter Ended
February 28, 2021

Enterprise Division:
Direct offices	$35,738	$29,084	$6,131
International licensees	2,429	2,100	1,505
	38,167	31,184	7,636
Education practice	8,478	5,344	(858)
Corporate and eliminations	1,517	812	(1,655)
Consolidated	$48,162	$37,340	$5,123

Two Quarters Ended
February 28, 2022

Enterprise Division:
Direct offices	$86,621	$70,150	$18,686
International licensees	5,586	5,005	3,115
	92,207	75,155	21,801
Education practice	22,763	14,959	(89)
Corporate and eliminations	2,889	1,599	(3,738)
Consolidated	$117,859	$91,713	$17,974

Two Quarters Ended
February 28, 2021

Enterprise Division:
Direct offices	$72,481	$58,523	$12,827
International licensees	5,026	4,385	2,795
	77,507	62,908	15,622
Education practice	15,975	9,331	(3,142)
Corporate and eliminations	3,004	1,487	(3,641)
Consolidated	$96,486	$73,726	$8,839

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$9,852	$6,778	$21,712	$12,480
Corporate expenses	(1,810)	(1,655)	(3,738)	(3,641)
Consolidated Adjusted EBITDA	8,042	5,123	17,974	8,839
Stock-based compensation	(1,969)	(1,599)	(3,618)	(2,757)
Increase in the fair value of
contingent consideration liabilities	(20)	16	(48)	(46)
Government COVID-19 assistance	-	27	-	234
Gain from insurance settlement	-	150	-	150
Depreciation	(1,190)	(1,740)	(2,470)	(3,481)
Amortization	(1,346)	(1,133)	(2,776)	(2,265)
Income (loss) from operations	3,517	844	9,062	674
Interest income	12	16	27	40
Interest expense	(423)	(540)	(869)	(1,108)
Income (loss) before income taxes	3,106	320	8,220	(394)
Income tax provision	(1,228)	(366)	(2,530)	(544)
Net income (loss)	$1,878	$(46)	$5,690	$(938)

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Americas	$46,447	$38,828	$95,202	$77,155
Asia Pacific	6,489	6,622	14,287	13,428
Europe/Middle East/Africa	3,663	2,712	8,370	5,903
	$56,599	$48,162	$117,859	$96,486

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 28, 2022	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$20,212	$20,553	$737	$-	$41,502
International licensees	99	313	2,176	-	2,588
	20,311	20,866	2,913	-	44,090
Education practice	2,844	7,128	1,094	-	11,066
Corporate and eliminations	-	-	220	1,223	1,443
Consolidated	$23,155	$27,994	$4,227	$1,223	$56,599

Quarter Ended
February 28, 2021

Enterprise Division:
Direct offices	$17,912	$17,132	$694	$-	$35,738
International licensees	522	-	1,907	-	2,429
	18,434	17,132	2,601	-	38,167
Education practice	1,797	5,731	950	-	8,478
Corporate and eliminations	-	-	373	1,144	1,517
Consolidated	$20,231	$22,863	$3,924	$1,144	$48,162

Two Quarters Ended
February 28, 2022

Enterprise Division:
Direct offices	$44,063	$41,065	$1,493	$-	$86,621
International licensees	212	605	4,769	-	5,586
	44,275	41,670	6,262	-	92,207
Education practice	6,070	14,972	1,721	-	22,763
Corporate and eliminations	-	-	564	2,325	2,889
Consolidated	$50,345	$56,642	$8,547	$2,325	$117,859

Two Quarters Ended
February 28, 2021

Enterprise Division:
Direct offices	$37,323	$33,747	$1,411	$-	$72,481
International licensees	854	-	4,172	-	5,026
	38,177	33,747	5,583	-	77,507
Education practice	3,721	10,805	1,449	-	15,975
Corporate and eliminations	-	-	708	2,296	3,004
Consolidated	$41,898	$44,552	$7,740	$2,296	$96,486

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

RESULTS OF OPERATIONS

Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. We believe that our content, coaching and consulting services, and innovative delivery modalities create the connection between capabilities and results. Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our Direct Office and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Franklin Covey offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great results. Our Education Division is centered around the principles found in The Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Our financial results for the quarter ended February 28, 2022 maintained the strong momentum that has been generated during the recovery from the COVID-19 pandemic and included increased sales, increased gross profit, improved gross margin, increased operating and net income, and higher Adjusted EBITDA. Our consolidated sales for the second quarter of fiscal 2022 increased 18 percent, or $8.4 million, to $56.6 million compared with $48.2 million in the second quarter of fiscal 2021. Our strong performance during the second quarter of fiscal 2022 reflects the continuation of three key trends that have been evident throughout the ongoing COVID-19 pandemic and that have significantly contributed to our improving financial results as national and local economies work to recover from the pandemic. These trends include:

•Strong growth of All Access Pass and Related Services. All Access Pass (AAP) and related sales increased 29 percent in the second quarter of fiscal 2022 to $32.0 million.

•International sales improvement. Sales increased at all of our international direct offices, except China, compared with the second quarter of the prior year and international licensee revenues increased seven percent over the prior year, reflecting increased sales and improving economic conditions in many of the countries in which we and our licensees operate.

•Education Division performance improvement. Education Division revenues grew 31 percent on the strength of increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales.

As areas of our operations continue to recover and grow, we believe the strength of our subscription-based offerings and services led the Company to higher levels of profitability than experienced in prior periods, including the pre-pandemic first half of fiscal 2020. We are optimistic these trends will continue through fiscal 2022 and will continue to produce improved earnings and cash flows compared with the prior year. However, these expectations are dependent upon continued recovery from the COVID-19 pandemic and improving international economic and geopolitical stability.

The second quarter of fiscal 2021 included the relatively early stages of the COVID-19 pandemic in the United States, Canada, and many other countries throughout the world, which had a significantly adverse impact on our financial results during that quarter. Comparisons of the second quarter of fiscal 2022 with the prior year reflect those conditions and the strengthening of our operations over the course of the pandemic, which has produced large variances in the current period analysis. As recovery from the COVID-19 pandemic progressed through prior-year periods in the third and fourth quarters of fiscal 2021, we do not expect the large variances to prior year results to continue in the remainder of fiscal 2022. We also anticipate ongoing governmental mandates will have an adverse impact on some of our foreign operations, especially in China and Japan, during the third and fourth quarters of fiscal 2022.

The following is a summary of consolidated financial highlights for the second quarter of fiscal 2022:

•Sales – Our consolidated sales for the quarter ended February 28, 2022 increased 18 percent, or $8.4 million, to $56.6 million compared with $48.2 million in the prior year. We continue to be pleased with the strength of our All Access Pass and Leader in Me subscription-based services and believe the electronic delivery capabilities of these offerings have been key to our business performance during the pandemic and the ongoing recovery. Enterprise Division sales increased 16 percent, or $5.9 million, to $44.1 million compared with $38.2 million in fiscal 2021. During the second quarter of fiscal 2022, AAP and related sales increased 29 percent compared with the same period of the prior year and annual revenue retention remained strong at greater than 90 percent. Education Division sales grew 31 percent compared with the prior year on the strength of increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales when compared with the prior year. During the second quarter of fiscal 2022, sales improved in each of our Direct Office, International Licensee, and Education Division segments compared with the second quarter of fiscal 2021. We remain optimistic about the future and look forward to continued growth and recovery from the pandemic in many parts of the world during the remainder of fiscal 2022.

At February 28, 2022, we had $70.4 million of deferred subscription revenue on our balance sheet, a 20 percent, or $11.8 million, increase compared with deferred subscription revenue on our balance sheet at February 28, 2021. At February 28, 2022, we had $49.0 million of unbilled deferred revenue compared with $37.4 million of unbilled deferred revenue at February 28, 2021. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $12.5 million for the quarter ended February 28, 2022, compared with $10.8 million in the second quarter of fiscal 2021. Gross profit for the second quarter of fiscal 2022 increased 18 percent to $44.1 million compared with $37.3 million in the prior year. Our gross margin for the quarter ended February 28, 2022 remained strong at 77.9 percent of sales compared with 77.5 percent in the same quarter of the prior year, reflecting the continued increase in subscription revenues in the mix of overall sales, and increased licensee royalty revenues. Cost of goods sold and gross profit each increased primarily due to higher sales as described above.

•Operating Expenses – Our operating expenses for the second quarter of fiscal 2022 increased $4.1 million compared with the same quarter of the prior year, which was primarily due to a $4.4 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percent of sales, our SG&A expenses in the second quarter of fiscal 2022 decreased to 67.2 percent compared with 69.8 percent in the prior year. Our SG&A expenses increased primarily due to increased associate costs resulting from new sales and sales related headcount, the acquisition of Strive in the third quarter of fiscal 2021, and increased salaries; increased commissions on higher sales; increased content development expense; and increased stock-based compensation expense. We had 265 client partners at February 28, 2022 compared with 251 client partners at February 28, 2021.

•Operating Income, Net Income, and Adjusted EBITDA – As a result of increased sales and strong gross margin, our income from operations for the second quarter of fiscal 2022 improved 317 percent, or $2.7 million, to $3.5 million compared with $0.8 million in the corresponding quarter of fiscal 2021. Our second quarter fiscal 2022 net income increased to $1.9 million, or $0.13 per diluted share, compared with a net loss of $(46,000), or $(0.00) per share, in the second quarter of the prior year. Our Adjusted EBITDA for the quarter ended February 28, 2022 increased 57 percent, or $2.9 million, to $8.0 million compared with $5.1 million in the second quarter of the prior year. Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of Adjusted EBITDA to net income (loss) is provided in Note 7, Segment Information, to our financial statements above.

•Cash Flows from Operating Activities and Liquidity – Our cash flows from operating activities remained strong and increased to $23.2 million for the two quarters ended February 28, 2022, compared with $21.9 million in the first two quarters of fiscal 2021. At February 28, 2022, we had $61.1 million of cash with no borrowings on our $15.0 million secured line of credit facility.

Further details regarding our results for the quarter and two quarters ended February 28, 2022 are provided throughout the following management’s discussion and analysis.

Quarter Ended February 28, 2022 Compared with the Quarter Ended February 28, 2021

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

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$41,502	100.0	$35,738	100.0	$5,764
Cost of sales	7,554	18.2	6,654	18.6	900
Gross profit	33,948	81.8	29,084	81.4	4,864
SG&A expenses	25,216	60.8	22,953	64.2	2,263
Adjusted EBITDA	$8,732	21.0	$6,131	17.2	$2,601

During the second quarter of fiscal 2022, Direct Office segment revenue increased 16 percent, or $5.8 million, to $41.5 million compared with $35.7 million in the prior year. The increase was primarily the result of strong performance in our offices in the United States and Canada which grew revenue 17 percent in the quarter, as well as improving performance in our international direct offices which grew revenue 11 percent over the prior year. During the second quarter of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 29 percent over the second quarter of fiscal 2021, while annual AAP revenue retention remained above 90 percent. We are encouraged by this momentum as invoiced sales in the U.S./Canada direct offices were the highest ever recorded in a quarterly period during the second quarter. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 24 percent to $119.3 million, compared with the second quarter of fiscal 2021. We believe the continued increase in invoiced AAP other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

The performance of our international direct offices during the second quarter was directly related to the level of recovery from the pandemic and corresponding business activity in each country. During the second quarter of fiscal 2022, sales increased in each of our international direct offices, except for China, which had a resurgence of COVID cases in the second and early third quarter of fiscal 2022. Sales growth was led by our office in the United Kingdom, which grew 65 percent compared with fiscal 2021 and was followed by more moderate growth at our offices in Australia, Japan, and Germany/Switzerland/Austria. The governmental pandemic-related mandates in the various international locations in which we operate continue to impact business activity and training opportunities. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices is expected to be negatively impacted by significant ongoing governmental pandemic-related mandates in the third and fourth quarters of fiscal 2022. Foreign exchange rates had a $0.3 million unfavorable impact on our Direct Office sales and an immaterial effect on operating income during the second quarter of fiscal 2022.

We also anticipate that the conflict in Ukraine may have an adverse impact upon our international direct offices and licensees as the negative economic and tragic human toll of the war spreads to other regions and influences business activity. Our products and services in Russia and the Ukraine are delivered by independent licensees and we do not have any long-term investment in either of these countries. During the second quarter of fiscal 2022, we suspended our relationship with our licensee in Russia and our operations in Ukraine have also been limited due to the conflict. It is unclear when or if our licensees will be able to resume normal operations in Russia and Ukraine. Our royalty revenue from Ukraine and Russia is not generally material and totaled approximately $0.1 million in fiscal 2021.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and increased slightly to 81.8 percent compared with 81.4 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate costs resulting from new sales and sales related headcount, the acquisition of Strive in the third quarter of fiscal 2021, and increased salaries; increased commissions on higher sales; and increased content and platform development expense.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$2,588	100.0	$2,429	100.0	$159
Cost of sales	284	11.0	329	13.5	(45)
Gross profit	2,304	89.0	2,100	86.5	204
SG&A expenses	860	33.2	595	24.5	265
Adjusted EBITDA	$1,444	55.8	$1,505	62.0	$(61)

Sales. International licensee revenues are primarily comprised of royalty revenues. The increase in licensee revenues during the second quarter was primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover. During the second quarter of fiscal 2022, our royalty revenues increased 14 percent compared with the prior year, which was partially offset by a decrease in our share of All Access Pass revenue and decreased licensee service revenues through our licensee support team. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and have been working to increase sales of the All Access Pass subscription. We have translated AAP content into multiple languages, and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. The continued recovery of our licensee segment is highly dependent upon the ability or willingness of people to meet together in groups and increasing AAP sales to clients. A resurgence of COVID-19 cases in Asia during March 2022, and governmental actions in response to the surge in cases, may delay the recovery of licensee operations in these areas during the third and fourth quarters of fiscal 2022. Foreign exchange rates had a $0.1 million negative impact on international licensee sales and operating results during the quarter ended February 28, 2022.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin improved primarily due to the mix of revenue recognized during the quarter, which included more royalty revenues and less licensee support sales than in the prior year.

SG&A Expense. International licensee SG&A expenses increased primarily due to increased bad debt expense and increased associate expenses during the second quarter of fiscal 2022. Bad debt expense increased primarily due to recoveries of previously written off receivables which occurred during the second quarter of fiscal 2021 and benefitted that quarter’s results.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$11,066	100.0	$8,478	100.0	$2,588
Cost of sales	3,968	35.9	3,134	37.0	834
Gross profit	7,098	64.1	5,344	63.0	1,754
SG&A expenses	7,422	67.1	6,202	73.2	1,220
Adjusted EBITDA	$(324)	(2.9)	$(858)	(10.1)	$534

Sales. Education Division sales for the quarter ended February 28, 2022 grew primarily due to increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales when compared with the prior year. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the first and second quarters of fiscal 2022 and throughout fiscal 2021. As of February 28, 2022, the Leader in Me program is used in over 3,100 schools in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to increased coaching and consulting sales with little variable cost increase as most coaches are salaried. The gross margin improvement was also favorably impacted by increased sales of high-margin materials compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from additional commission expense on improved sales, additional sales support headcount, and increased salaries compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.6 million compared with the second quarter of the prior year primarily due to the full depreciation of certain assets during fiscal 2021 and in the first half of fiscal 2022, combined with reduced capital expenditures over the past two years. We currently expect depreciation expense will total approximately $5.3 million in fiscal 2022.

Amortization – Amortization expense increased $0.2 million compared with the prior year due to the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021. We expect definite-lived intangible asset amortization expense will total $5.3 million during fiscal 2022.

Income Taxes

Our income tax provision for the quarter ended February 28, 2022 was $1.2 million, for an effective income tax rate of approximately 40 percent, compared with an effective income tax expense rate of approximately 114 percent in the second quarter of the prior year. Our income tax expense rate in the second quarter of fiscal 2022 was adversely impacted by disallowed executive compensation and the tax differential on income subject to both U.S. and foreign taxes. The income tax expense rate for the second quarter of fiscal 2021 was unusually high, primarily due to an increase in the valuation allowance against certain deferred income tax assets, which was partially offset by the benefit resulting from the exercise of executive stock options. The effective rate for the second quarter of the prior year was also amplified by the tax on all permanent book/tax differences divided by the small amount of pre-tax income for the quarter.

Two Quarters Ended February 28, 2022 Compared with the Two Quarters Ended February 28, 2021

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$86,621	100.0	$72,481	100.0	$14,140
Cost of sales	16,471	19.0	13,958	19.3	2,513
Gross profit	70,150	81.0	58,523	80.7	11,627
SG&A expenses	51,464	59.4	45,696	63.0	5,768
Adjusted EBITDA	$18,686	21.6	$12,827	17.7	$5,859

During the first two quarters of fiscal 2022, our Direct Office segment revenue increased 20 percent to $86.6 million compared with $72.5 million in the first half of the prior year. The increase is the result of strong performance in our offices in the United States and Canada which grew 19 percent in the first half of fiscal 2022, as well as strong performance in our international direct offices which also grew 19 percent over the prior year. During the first half of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 28 percent over the first two quarters of fiscal 2021, while annual AAP revenue retention remained above 90 percent. We are encouraged by this momentum as invoiced sales in the U.S./Canada direct offices were the highest ever recorded in a quarterly period during the second quarter of fiscal 2022. We believe the continued increase in invoiced AAP other subscription sales, which are initially deferred and recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

The performance of our international direct offices during the first two quarters of fiscal 2022 was directly related to the level of recovery from the pandemic and corresponding business activity in each country. For the first half of fiscal 2022, sales increased in each of our international direct offices, except for China, which had a resurgence of COVID cases in the second quarter of fiscal 2022. Sales growth during the first half of fiscal 2022 was led by our office in the United Kingdom, which grew 61 percent compared with fiscal 2021 and was followed by more moderate growth at our offices in Australia, Japan, and Germany/Switzerland/Austria. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices is expected to be adversely impacted by mandated restrictions aimed to curb the ongoing pandemic. Foreign exchange rates had a $0.2 million unfavorable impact on our Direct Office sales and an immaterial effect on operating income during the first two quarters of fiscal 2022.

Gross Profit. Direct Office gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and increased to 81.0 percent compared with 80.7 percent in the prior year.

SG&A Expense. Direct Office SG&A expense for the first half of fiscal 2022 increased primarily due to increased associate costs resulting from new sales and sales related headcount, the acquisition of Strive, and increased salaries; increased commissions on higher sales; and increased content and platform development expense.

International Licensees Segment

The following comparative information is for our international licensee operations for the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$5,586	100.0	$5,026	100.0	$560
Cost of sales	581	10.4	641	12.8	(60)
Gross profit	5,005	89.6	4,385	87.2	620
SG&A expenses	1,890	33.8	1,590	31.6	300
Adjusted EBITDA	$3,115	55.8	$2,795	55.6	$320

Sales. During the first half of fiscal 2022, our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover. The ongoing recovery led to improved licensee royalty revenues and continued increases in our share of AAP sales. During the first two quarters of fiscal 2022, our royalty revenues increased 14 percent and our share of AAP revenues increased by two percent compared with the prior year. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased service sales through our licensee support team. Foreign exchange rates had a $0.1 million adverse impact on international licensee sales and operating results during the first two quarters of fiscal 2022.

Gross Profit. Gross profit increased due to increased sales as previously described. Gross margin improved primarily due to the mix of revenue recognized during the first half of fiscal 2022, which included more royalty revenues and less service sales than in the prior year.

SG&A Expense. International licensee SG&A expenses increased primarily due to increased associate costs combined with the normalization of certain operating costs, such as travel, compared with operations in the early months of the pandemic.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2022	Sales	2021	Sales	Change
Sales	$22,763	100.0	$15,975	100.0	$6,788
Cost of sales	7,804	34.3	6,644	41.6	1,160
Gross profit	14,959	65.7	9,331	58.4	5,628
SG&A expenses	15,048	66.1	12,473	78.1	2,575
Adjusted EBITDA	$(89)	(0.4)	$(3,142)	(19.7)	$3,053

Sales. Education Division sales for the two quarters ended February 28, 2022 grew on the strength of increased Leader in Me subscription revenues and subscription services, including coaching and consulting, together with related increases in sales of materials used by schools in connection with their membership subscription. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the first two quarters of fiscal 2022 and throughout fiscal 2021.

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

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from additional commission expense on improved sales, additional sales support headcount, and increased salaries compared with the prior year.

Other Operating Expense Items

Depreciation – For the first two quarters of fiscal 2022, our depreciation expense decreased $1.0 million compared with the prior year primarily due to the full depreciation of certain assets during fiscal 2021 and in the first half of fiscal 2022, combined with reduced capital expenditures over the past two years.

Amortization – Amortization expense in the first half of fiscal 2022 increased $0.5 million compared with the prior year primarily due to the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021.

Interest Expense – Our interest expense for the first two quarters of fiscal 2022 decreased $0.2 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on corporate campus) compared with the prior year.

Income Taxes

Our income tax provision for the two quarters ended February 28, 2022 was $2.5 million on pre-tax income of $8.2 million for an effective tax expense rate of 31 percent, compared with an effective expense rate of approximately 138 percent in the first half of fiscal 2021 as we recognized income tax expense of $0.5 million on a pre-tax loss of $0.4 million. Our effective tax rate in fiscal 2022 was adversely affected by non-deductible executive compensation and the tax differential on income subject to both U.S. and foreign taxes, which items were partially offset by the benefit of share-based compensation deductions in excess of the corresponding book expense. Our effective tax rate in fiscal 2021 was adversely impacted by an increase in the valuation allowance on certain deferred income tax assets, non-deductible executive compensation, and certain other non-deductible expenses. These factors were partially offset by the benefit from the exercise of stock options in the second quarter of fiscal 2021. The effective tax rate for the first two quarters of fiscal 2021 was also amplified by the tax on all permanent book/tax differences divided by the small amount of pre-tax loss for the period.

We paid $1.3 million in cash for income taxes during the first half of fiscal 2022. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In light of current geopolitical events, including various international conflicts, and the ongoing impacts from the COVID-19 pandemic with an unclear path to national and global economic recovery, a major priority of ours over the past two years has been the continued maintenance and preservation of liquidity. We believe these efforts during the pandemic have been successful and have provided the ability to maintain operations and make strategic investments over the past several quarters. At February 28, 2022, our cash and cash equivalents totaled $61.1 million, with no borrowings on our $15.0 million revolving credit facility. Of our $61.1 million in cash at February 28, 2022, $16.9 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), working capital expansion, and purchases of our common stock.

At February 28, 2022, our debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the credit agreement entered into on August 7, 2019 (the 2019 Credit Agreement). At February 28, 2022, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2022.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities for the first two quarters of fiscal 2022 remained strong and increased to $23.2 million compared with $21.9 million in the first half of fiscal 2021. The improvement was primarily driven by improved operating results over the first two quarters of fiscal 2021. Despite pandemic and other economic difficulties, our collection of accounts receivable remained strong during the first two quarters of fiscal 2022 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

For the first two quarters of fiscal 2022 our cash used for investing activities totaled $2.0 million. The primary uses of cash for investing activities were purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment during the first half of fiscal 2022 consisted primarily of computer hardware, software, and leasehold improvements. We expect to continue our investing in our content and delivery modalities, including the AAP and Leader in Me subscription services, and currently anticipate that our purchases of property and equipment will total $5.5 million in fiscal 2022.

We spent $0.8 million during the first two quarters of fiscal 2022 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will increase during the third and fourth quarters and will total $5.0 million during fiscal 2022.

Cash Flows Used For Financing Activities

Through February 28, 2022, our net cash used for financing activities totaled $7.4 million. Our primary uses of financing cash included $3.9 million used for principal payments on our term loan and financing obligations, $3.5 million to cover shares withheld to pay income taxes on stock-based compensation awards, and $0.7 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during the first half of fiscal 2022 were solely for shares withheld from participants to pay statutory income taxes on stock-based compensation awards which were distributed during fiscal 2022. Partially offsetting these uses of cash were $0.7 million of proceeds from Employee Stock Purchase Plan participants to purchase shares of stock during the first two quarters of fiscal 2022.

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

Material Uses of Cash Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. During the first two quarters of fiscal 2022 there have been no material changes to our expected material uses of cash and contractual obligations from those discussed in our Annual Report for the fiscal year ended August 31, 2021. However, current economic conditions indicate that our material uses of cash may increase due to inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the Securities and Exchange Commission on November 12, 2021.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Refer to the discussion of new accounting pronouncements as found in Note 1 to the financial statements as presented within this report.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with GAAP. The significant accounting policies used to prepare our consolidated financial statements are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

Estimates

Some of the accounting guidance we use requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under GAAP. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2022, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 2.4 percent at February 28, 2022. Based on expected increases in interest rates over the remainder of fiscal 2022 and into fiscal 2023, we will incur additional expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at February 28, 2022 would result in $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. We did not utilize any foreign currency or interest rate derivative instruments during the two quarters ended February 28, 2022.

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

Our results of operations may be adversely impacted by the costs of persistent and rising inflation if we are unable to pass these costs on to our clients.

In recent quarters inflation has increased significantly in the United States and in many of the countries where we conduct business. Inflation increases the cost of many aspects of our business, including the cost of our products sold, benefit costs, travel expenses, and associate salaries since we must increase our compensation to retain key personnel. If we are unable to increase our prices to sufficiently offset the increased costs of doing business, our results of operations and profitability may be adversely impacted.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2021 to December 31, 2021	-	$-	-	$39,824

January 1, 2022 to January 31, 2022	-	$-	-	$39,824

February 1, 2022 to February 28, 2022	-	$-	-	$39,824

Total Common Shares	-	$-	-

(1)On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. We did not purchase any shares of our common stock during the quarter ended February 28, 2022 under the terms of this Board approved plan.

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

FRANKLIN COVEY CO.

Date: April 6, 2022	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 6, 2022	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)