Form 10-Q
period 2022-05-31
FRANKLIN COVEY CO
filed 2022-07-07
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,858,140 shares of Common Stock as of June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,068	$47,417
Accounts receivable, less allowance for doubtful accounts of $4,345 and $4,643	50,430	70,680
Inventories	3,356	2,496
Prepaid expenses and other current assets	16,233	16,115
Total current assets	122,087	136,708

Property and equipment, net	9,591	11,525
Intangible assets, net	45,993	50,097
Goodwill	31,220	31,220
Deferred income tax assets	6,269	4,951
Other long-term assets	13,236	15,153
	$228,396	$249,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,119	2,887
Accounts payable	8,067	6,948
Deferred subscription revenue	66,646	74,772
Other deferred revenue	16,646	11,117
Accrued liabilities	28,570	34,980
Total current liabilities	128,883	136,539

Notes payable, less current portion	8,490	12,975
Financing obligation, less current portion	8,794	11,161
Other liabilities	6,908	8,741
Deferred income tax liabilities	375	375
Total liabilities	153,450	169,791

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	217,862	214,888
Retained earnings	76,443	63,591
Accumulated other comprehensive income (loss)	(203)	709
Treasury stock at cost, 13,218 shares and 12,889 shares	(220,509)	(200,678)
Total shareholders’ equity	74,946	79,863
	$228,396	$249,654

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net sales	$66,176	$58,736	$184,035	$155,223
Cost of sales	15,044	12,829	41,190	35,589
Gross profit	51,132	45,907	142,845	119,634

Selling, general, and administrative	42,637	40,132	120,042	107,439
Depreciation	1,217	1,423	3,686	4,904
Amortization	1,329	1,238	4,106	3,503
Income from operations	5,949	3,114	15,011	3,788

Interest income	21	16	48	56
Interest expense	(405)	(525)	(1,274)	(1,633)
Income before income taxes	5,565	2,605	13,785	2,211
Income tax benefit (provision)	1,597	10,149	(933)	9,605
Net income	$7,162	$12,754	$12,852	$11,816

Net income per share:
Basic	$0.51	$0.90	$0.90	$0.84
Diluted	0.51	0.90	0.90	0.84

Weighted average number of common shares:
Basic	14,173	14,145	14,244	14,068
Diluted	14,175	14,156	14,273	14,133

COMPREHENSIVE INCOME
Net income	$7,162	$12,754	$12,852	$11,816
Foreign currency translation adjustments,
net of income taxes of
$0, $0, $0, and $0	(736)	(151)	(912)	123
Comprehensive income	$6,426	$12,603	$11,940	$11,939

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,852	$11,816
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,792	8,407
Amortization of capitalized curriculum costs	2,374	2,583
Stock-based compensation	5,987	5,127
Deferred income taxes	(1,409)	(10,521)
Change in fair value of contingent consideration liabilities	60	164
Amortization of right-of-use operating lease assets	695	758
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	19,794	12,391
Decrease (increase) in inventories	(888)	322
Decrease in prepaid expenses and other assets	321	1,393
Increase (decrease) in accounts payable and accrued liabilities	(4,294)	4,629
Decrease in deferred revenue	(2,760)	(4,172)
Increase (decrease) in income taxes payable/receivable	355	(653)
Decrease in other long-term liabilities	(1,343)	(1,392)
Net cash provided by operating activities	39,536	30,852

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,080)	(1,185)
Curriculum development costs	(1,379)	(1,827)
Acquisition of business, net of cash acquired	-	(10,554)
Net cash used for investing activities	(3,459)	(13,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,585)	(3,750)
Principal payments on financing obligation	(2,135)	(1,922)
Purchases of common stock for treasury	(23,850)	(2,971)
Payment of contingent consideration liabilities	(1,099)	(899)
Proceeds from sales of common stock held in treasury	1,006	783
Net cash used for financing activities	(30,663)	(8,759)
Effect of foreign currency exchange rates on cash and cash equivalents	(763)	93
Net increase in cash and cash equivalents	4,651	8,620
Cash and cash equivalents at the beginning of the period	47,417	27,137
Cash and cash equivalents at the end of the period	$52,068	$35,757

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,744	$1,454
Cash paid for interest	1,295	1,634

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$165	$105
Acquisition of right-of-use operating lease assets for operating lease liabilities	344	885
Use of notes payable to acquire business	-	3,766

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount

Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)
Issuance of common stock from
treasury			(3,033)			217	3,378
Purchases of common shares
for treasury						(85)	(3,488)
Stock-based compensation			1,649
Cumulative translation
adjustments					(144)
Net income				3,812
Balance at November 30, 2021	27,056	1,353	213,504	67,403	565	(12,757)	(200,788)

Issuance of common stock from
treasury			84			15	239
Purchases of common shares
for treasury						(1)	(47)
Stock-based compensation			1,969
Restricted stock award			(209)			13	209
Cumulative translation
adjustments					(32)
Net income				1,878
Balance at February 28, 2022	27,056	1,353	215,348	69,281	533	(12,730)	(200,387)

Issuance of common stock from
treasury			145			11	193
Purchases of common shares
for treasury						(499)	(20,315)
Stock-based compensation			2,369
Cumulative translation
adjustments					(736)
Net income				7,162
Balance at May 31, 2022	27,056	$1,353	$217,862	$76,443	$(203)	(13,218)	$(220,509)

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

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader in Me, The 4 Disciplines of Execution, and Multipliers, and proprietary content in the areas of Leadership, Execution, Productivity, Educational Improvement, and Sales Performance. Our offerings are described in further detail at www.franklincovey.com. The information posted on our website is not incorporated into this report.

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

The results of operations for the quarter and three quarters ended May 31, 2022 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2022, or for any future periods.

Note on the Continuing COVID-19 Pandemic

The COVID-19 pandemic continues to produce difficult economic and operating conditions for certain areas of our business, including our international direct offices and licensee partners as countries and local municipalities have maintained a variety of measures designed to contain the spread of the virus. During the third quarter of fiscal 2022, our offices in China and Japan were especially affected as offices, schools, and other meeting spaces were closed and some personnel were prohibited from travel outside of their homes. While our content is able to be presented digitally and is translated into numerous languages, the technology base differs significantly among countries, which may impede the smooth delivery of content to remote work locations. Although there is continued economic uncertainty resonating from the ongoing pandemic and other macroeconomic conditions, we remain optimistic about the future as we continue to see signs of economic recovery in the United States and many of the other countries in which we operate as companies, schools, and individuals are adapting. However, certain countries, states, and local governments may continue to implement additional lockdowns or other containment measures in future periods. These measures change rapidly to new and perceived threats and may have an adverse impact on our results of operations in future periods. We will continue to monitor developments related to the COVID-19 pandemic, including supply chain issues, and their actual and potential impacts on our financial position, results of operations, and liquidity.

Accounting Pronouncements Issued and Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The fiscal 2022 adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2022	2021
Finished goods	$3,329	$2,468
Raw materials	27	28
	$3,356	$2,496

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2022, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the quarter and three quarters ended May 31, 2022 (in thousands):

Balance at August 31, 2021	$2,095
Change in fair value	28
Payments	(368)
Balance at November 30, 2021	1,755
Change in fair value	20
Payments	(303)
Balance at February 28, 2022	1,472
Change in fair value	12
Payments	(428)
Balance at May 31, 2022	$1,056

At each quarterly reporting date, we estimate the fair value of our contingent liability from the acquisition of Jhana through the use of a Monte Carlo simulation. Based on the timing of expected payments, all of the Jhana contingent consideration liability shown above was recorded in accrued liabilities at May 31, 2022. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated income statements and statements of comprehensive income.

NOTE 4 – SHAREHOLDERS’ EQUITY

During the first three quarters of fiscal 2022, we have purchased $23.9 million of our common stock for treasury, which includes 499,411 shares purchased for $20.3 million in open-market transactions during the third quarter. Our purchases of common stock during fiscal 2022 were comprised of open market purchases and shares withheld for income taxes from recipients of stock-based compensation awards (Note 6) as shown below (in thousands):

Open market purchases	$20,315
Shares withheld for taxes on stock-
based compensation awards	3,535
$23,850

NOTE 5 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $85.5 million at May 31, 2022 and $88.6 million at August 31, 2021, of which $2.2 million and $2.7 million were classified as components of other long-term liabilities at May 31, 2022, and August 31, 2021, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $68.5 million at May 31, 2022 and $77.0 million at August 31, 2021. During the quarter and three quarters ended May 31, 2022, we recognized $30.6 million and $87.0 million of previously deferred subscription revenue.

Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services. Deferred revenue is recognized in sales as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract. With the Leader in Me offering, the contract includes both a subscription membership and onsite consulting which can be invoiced to the client in one lump sum. In this circumstance, the entire lump sum is included in deferred subscription revenue. The deferred subscription revenue related to the Leader in Me membership is recognized as revenue over the life of the contract whereas the consulting is recognized when the consulting takes place.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At May 31, 2022, we had $116.5 million of remaining performance obligations, including the amount of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 6 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Long-term incentive awards	$1,877	$2,094	$4,375	$4,408
Strive acquisition compensation	267	50	912	50
Restricted stock awards	165	175	508	525
Employee stock purchase plan	60	51	177	144
Fully-vested share awards	-	-	15	-
	$2,369	$2,370	$5,987	$5,127

During the three quarters ended May 31, 2022, we issued 257,406 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans also allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the three quarters ended May 31, 2022, we withheld 86,125 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $3.5 million (Note 4).

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

Fiscal 2022 Restricted Stock Award

Our annual restricted stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2022 award, each eligible director received a whole-share grant equal to $110,000 with a one year vesting period. Our restricted stock award activity during the three quarters ended May 31, 2022 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock awards at
August 31, 2021	28,049	$24.96
Granted	13,260	49.78
Forfeited	-	-
Vested	(28,049)	24.96
Restricted stock awards at
May 31, 2022	13,260	$49.78

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2022, we issued 8,616 shares and 26,662 shares of our common stock to participants in the ESPP.

NOTE 7 – INCOME TAXES

For the three quarters ended May 31, 2022, we recorded income tax expense of $0.9 million on pre-tax income of $13.8 million, which resulted in an effective tax rate of approximately seven percent for the first three quarters of fiscal 2022. We computed our income tax provision by applying an estimated annual effective income tax rate to the consolidated pre-tax income for the period, adjusting for discrete items arising during the period, which included a $3.0 million tax benefit from the utilization of foreign tax credits against which we had previously established a valuation allowance, as well as a $0.5 million tax benefit from the federal tax deduction for Foreign-Derived Intangibles Income (FDII). These benefits were partially offset by non-deductible executive compensation.

NOTE 8 – NET INCOME PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Numerator for basic and
diluted loss per share:
Net income	$7,162	$12,754	$12,852	$11,816

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	14,173	14,145	14,244	14,068
Effect of dilutive securities:
Other stock-based awards	2	11	29	65
Diluted weighted average
shares outstanding	14,175	14,156	14,273	14,133

EPS Calculations:
Net income per share:
Basic	$0.51	$0.90	$0.90	$0.84
Diluted	0.51	0.90	0.90	0.84

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

•Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp., and the cost of certain corporate administrative functions.

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income excluding interest expense, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2022	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$47,416	$38,144	$9,978
International licensees	2,610	2,340	1,303
	50,026	40,484	11,281
Education practice	14,439	9,790	1,887
Corporate and eliminations	1,711	858	(2,292)
Consolidated	$66,176	$51,132	$10,876

Quarter Ended
May 31, 2021

Enterprise Division:
Direct offices	$42,704	$34,678	$8,894
International licensees	2,395	2,069	821
	45,099	36,747	9,715
Education practice	11,899	8,179	1,132
Corporate and eliminations	1,738	981	(2,284)
Consolidated	$58,736	$45,907	$8,563

Three Quarters Ended
May 31, 2022

Enterprise Division:
Direct offices	$134,037	$108,294	$28,664
International licensees	8,196	7,344	4,418
	142,233	115,638	33,082
Education practice	37,202	24,749	1,798
Corporate and eliminations	4,600	2,458	(6,030)
Consolidated	$184,035	$142,845	$28,850

Three Quarters Ended
May 31, 2021

Enterprise Division:
Direct offices	$115,185	$93,201	$21,729
International licensees	7,421	6,454	3,608
	122,606	99,655	25,337
Education practice	27,874	17,510	(2,010)
Corporate and eliminations	4,743	2,469	(5,925)
Consolidated	$155,223	$119,634	$17,402

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$13,168	$10,847	$34,880	$23,327
Corporate expenses	(2,292)	(2,284)	(6,030)	(5,925)
Consolidated Adjusted EBITDA	10,876	8,563	28,850	17,402
Stock-based compensation	(2,369)	(2,370)	(5,987)	(5,127)
Increase in the fair value of
contingent consideration liabilities	(12)	(118)	(60)	(164)
Business acquisition costs	-	(300)	-	(300)
Government COVID-19 assistance	-	-	-	234
Gain from insurance settlement	-	-	-	150
Depreciation	(1,217)	(1,423)	(3,686)	(4,904)
Amortization	(1,329)	(1,238)	(4,106)	(3,503)
Income from operations	5,949	3,114	15,011	3,788
Interest income	21	16	48	56
Interest expense	(405)	(525)	(1,274)	(1,633)
Income before income taxes	5,565	2,605	13,785	2,211
Income tax benefit (provision)	1,597	10,149	(933)	9,605
Net income	$7,162	$12,754	$12,852	$11,816

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021

Americas	$56,081	$47,524	$151,283	$124,679
Asia Pacific	5,609	7,922	19,896	21,351
Europe/Middle East/Africa	4,486	3,290	12,856	9,193
	$66,176	$58,736	$184,035	$155,223

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2022	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$24,647	$22,101	$668	$-	$47,416
International licensees	87	331	2,192	-	2,610
	24,734	22,432	2,860	-	50,026
Education practice	5,780	8,185	474	-	14,439
Corporate and eliminations	-	-	315	1,396	1,711
Consolidated	$30,514	$30,617	$3,649	$1,396	$66,176

Quarter Ended
May 31, 2021

Enterprise Division:
Direct offices	$23,266	$18,752	$686	$-	$42,704
International licensees	412	-	1,983	-	2,395
	23,678	18,752	2,669	-	45,099
Education practice	4,298	7,171	430	-	11,899
Corporate and eliminations	-	-	345	1,393	1,738
Consolidated	$27,976	$25,923	$3,444	$1,393	$58,736

Three Quarters Ended
May 31, 2022

Enterprise Division:
Direct offices	$68,710	$63,167	$2,160	$-	$134,037
International licensees	299	936	6,961	-	8,196
	69,009	64,103	9,121	-	142,233
Education practice	11,850	23,157	2,195	-	37,202
Corporate and eliminations	-	-	879	3,721	4,600
Consolidated	$80,859	$87,260	$12,195	$3,721	$184,035

Three Quarters Ended
May 31, 2021

Enterprise Division:
Direct offices	$60,589	$52,499	$2,097	$-	$115,185
International licensees	1,267	-	6,154	-	7,421
	61,856	52,499	8,251	-	122,606
Education practice	8,018	17,977	1,879	-	27,874
Corporate and eliminations	-	-	1,053	3,690	4,743
Consolidated	$69,874	$70,476	$11,183	$3,690	$155,223

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

Our financial results for the quarter ended May 31, 2022 maintained the strong momentum that has been generated during the recovery from the COVID-19 pandemic and included increased sales, increased gross profit, increased operating and pre-tax income, and higher Adjusted EBITDA. Our consolidated sales for the third quarter of fiscal 2022 increased 13 percent, or $7.4 million, to $66.2 million compared with $58.7 million in the prior year. Our strong performance during the third quarter of fiscal 2022 reflects the continuation of three key trends that have been evident throughout the ongoing COVID-19 pandemic and that have significantly contributed to our improving financial results as national and local economies work to recover from the pandemic. These trends include:

•Strong growth of All Access Pass and Related Services. All Access Pass (AAP) and related sales increased 32 percent in the third quarter of fiscal 2022 to $39.1 million.

•Education Division performance improvement. Education Division revenues grew 21 percent on the strength of increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales.

•International sales improvement. Three of our five international direct offices reported improved sales compared with the third quarter of the prior year and international licensee revenues increased nine percent over the prior year, reflecting increased sales and improving economic conditions in many of the countries in which we and our licensees operate. We expect sales activity in Asia to improve in future periods as pandemic-related measures are relieved.

We were pleased with our overall sales growth during the quarter despite some international headwinds, including a 66 percent decrease in China office sales and a 15 percent decrease in Japan office sales primarily due to pandemic mitigation measures and economic conditions in those countries. Foreign exchange rates also had a $0.8 million adverse impact on the Company’s sales during the third quarter of fiscal 2022. Excluding these items, the remainder of the Company grew 19 percent compared with the third quarter of the prior year.

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

The following is a summary of consolidated financial highlights for the third quarter of fiscal 2022:

•Sales – Our consolidated sales for the quarter ended May 31, 2022 increased 13 percent, or $7.4 million, to $66.2 million compared with $58.7 million in the prior year. We continue to be pleased with the strength of our All Access Pass and Leader in Me subscription-based services and believe the electronic delivery capabilities of these offerings have been key to our business performance during the pandemic and the ongoing recovery. Enterprise Division sales increased 11 percent, or $4.9 million, to $50.0 million compared with $45.1 million in fiscal 2021, despite significantly decreased sales in China and Japan during the quarter resulting primarily from the ongoing pandemic. During the third quarter of fiscal 2022, AAP and related sales increased 32 percent compared with the prior year and annual revenue retention remained strong at well above 90 percent. Education Division sales grew 21 percent compared with the prior year on the strength of increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales when compared with the prior year. During the third quarter of fiscal 2022, sales improved in each of our Direct Office, International Licensee, and Education Division segments compared with the third quarter of fiscal 2021.

At May 31, 2022, we had $68.5 million of deferred subscription revenue on our balance sheet, a 24 percent, or $13.2 million, increase compared with deferred subscription revenue on our balance sheet at May 31, 2021. At May 31, 2022, we had $48.0 million of unbilled deferred revenue compared with $41.3 million of unbilled deferred revenue at May 31, 2021. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts), and excluded from our balance sheet. Approximately 42 percent of our AAP contracts are currently multi-year arrangements.

•Cost of Sales/Gross Profit – Our cost of sales totaled $15.0 million for the quarter ended May 31, 2022, compared with $12.8 million in the third quarter of fiscal 2021. Gross profit for the quarter ended May 31, 2022 increased 11 percent to $51.1 million compared with $45.9 million in the prior year. Our gross margin for the third quarter of fiscal 2022 remained strong at 77.3 percent of sales compared with 78.2 percent in the prior year, reflecting minor changes in the mix of services and products in consolidated sales. Cost of goods sold and gross profit each increased primarily due to higher sales as described above.

•Operating Expenses – Our operating expenses for the third quarter of fiscal 2022 increased $2.4 million compared with the third quarter of the prior year, which was primarily due to a $2.5 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percent of sales, our SG&A expenses in the third quarter of fiscal 2022 decreased to 64.4 percent compared with 68.3 percent in the prior year. Our SG&A expenses increased primarily due to increased associate costs resulting from new personnel and increased salaries; increased commissions on higher sales; increased travel expense; and increased marketing and advertising expenses. We had 265 client partners at May 31, 2022 compared with 259 client partners at May 31, 2021. We currently anticipate having 303 client partners at August 31, 2022.

•Income Taxes – Our income tax benefit for the quarter ended May 31, 2022 was $1.6 million, compared with an income tax benefit of $10.1 million for the third quarter of fiscal 2021. Our income tax benefit in fiscal 2022 resulted primarily from the utilization of $3.0 million in foreign tax credits against which we had previously established a valuation allowance. Our income tax benefit in fiscal 2021 was primarily the result of a $10.9 million reduction in the valuation allowance against certain deferred tax assets, based on our return to three-year cumulative pre-tax income measurement during the third quarter of fiscal 2021, and an outlook for continued strong financial performance.

•Operating Income, Net Income, and Adjusted EBITDA – As a result of increased sales and a strong gross margin, our income from operations for the third quarter of fiscal 2022 improved 91 percent, or $2.8 million, to $5.9 million compared with $3.1 million in the third quarter of fiscal 2021. Comparative third quarter fiscal 2022 net income was impacted by our income tax benefits described above and was $7.2 million, or $0.51 per diluted share, compared with $12.8 million, or $0.90 per diluted share, in the prior year. Our Adjusted EBITDA for the quarter ended May 31, 2022 improved 27 percent, or $2.3 million, to $10.9 million compared with $8.6 million in the third quarter of the prior year. Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of Adjusted EBITDA to net income is provided in Note 9, Segment Information, to our financial statements above.

•Cash Flows from Operating Activities and Liquidity – Our cash flows provided by operating activities for the three quarters ended May 31, 2022 increased 28 percent to $39.5 million compared with $30.9 million in the first three quarters of fiscal 2021. At May 31, 2022, we had $52.1 million of cash with no borrowings on our $15.0 million secured line of credit facility even after using $20.3 million of cash to repurchase 499,411 shares of our common stock on the open market during the third quarter of fiscal 2022.

Further details regarding our results for the quarter and three quarters ended May 31, 2022 are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2022 Compared with the Quarter Ended May 31, 2021

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

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$47,416	100.0	$42,704	100.0	$4,712
Cost of sales	9,272	19.6	8,026	18.8	1,246
Gross profit	38,144	80.4	34,678	81.2	3,466
SG&A expenses	28,166	59.4	25,784	60.4	2,382
Adjusted EBITDA	$9,978	21.0	$8,894	20.8	$1,084

During the third quarter of fiscal 2022, Direct Office segment revenue increased 11 percent, or $4.7 million, to $47.4 million compared with $42.7 million in the prior year. The increase was primarily the result of strong performance in our offices in the United States and Canada where revenue increased 19 percent in the quarter, but was partially offset by decreased sales from our China and Japan international direct offices and unfavorable foreign exchange rates. During the third quarter of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 32 percent over the third quarter of fiscal 2021, while annual AAP revenue retention remained well above 90 percent. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 21 percent to $116.5 million, compared with May 31, 2021. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

The performance of our international direct offices during the third quarter was directly related to the level of recovery from the pandemic and corresponding business and social activity in each country. Increased sales in the United Kingdom, Australia, and Germany/Switzerland/Austria offices were offset by decreased sales in China and Japan. During the third quarter of fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These lockdown measures led to a 66 percent reduction in quarter-over-quarter sales in our China office. Sales in our Japan office decreased by 15 percent compared to the prior year and were hampered by economic activity and the fear of resurging COVID cases. While we remain confident in our international direct offices’

ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by significant ongoing governmental pandemic-related mandates in the fourth quarter of fiscal 2022 and in future periods. Foreign exchange rates had a $0.7 million unfavorable impact on our Direct Office sales and a $0.2 million unfavorable effect on operating income during the third quarter of fiscal 2022.

We also anticipate that the ongoing conflict in Ukraine may have an adverse impact upon our international direct offices and licensees as the negative economic and tragic human toll of the war spreads to other regions and influences business activity. Our products and services in Russia and the Ukraine are delivered by independent licensees and we do not have any long-term investment in either of these countries. During the second quarter of fiscal 2022, we suspended our relationship with our licensee in Russia and our operations in Ukraine have also been limited due to the conflict. It is unclear when or if our licensees will be able to resume normal operations in Russia and Ukraine. Our royalty revenue from Ukraine and Russia is not generally material and totaled approximately $0.1 million in fiscal 2021.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and was 80.4 percent compared with 81.2 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate costs resulting from new personnel, increased salaries, and increased commissions on higher sales; increased marketing costs; and increased travel expenses.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$2,610	100.0	$2,395	100.0	$215
Cost of sales	270	10.3	326	13.6	(56)
Gross profit	2,340	89.7	2,069	86.4	271
SG&A expenses	1,037	39.7	1,248	52.1	(211)
Adjusted EBITDA	$1,303	49.9	$821	34.3	$482

Sales. International licensee revenues are primarily comprised of royalty revenues. The increase in licensee revenues during the third quarter was primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover. During the third quarter of fiscal 2022, our royalty revenues increased 11 percent compared with the prior year. Increased royalties were partially offset by decreased wholesale product sales licensee support service revenues during the quarter. Despite the ongoing difficulties associated with the pandemic and the varying impacts on each country’s business environment, we continue to be encouraged by the recovery of our licensee operations as they are adapting to conditions, improving digital delivery capabilities, and have been working to increase sales of the All Access Pass subscription. We have translated AAP content into multiple languages, and we believe the electronic availability of our offerings through this platform may accelerate the recovery of licensee operations if they can effectively market, adapt, and sell this online technology to their clients. However, a resurgence of COVID-19 cases in Asia during third quarter of fiscal 2022, and governmental actions in response to the surge in cases, had an adverse impact on licensee royalty revenues in certain countries and may continue to have an adverse impact during the fourth quarter. Foreign exchange rates had a $0.1 million adverse impact on international licensee sales and operating results during the quarter ended May 31, 2022.

Gross Profit. Gross profit increased primarily due to increased royalty revenues and AAP revenues as previously described. Gross margin improved primarily due to the mix of revenue recognized during the third quarter, which included more royalty and AAP revenues and less product and licensee support revenues than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to lower associate costs and efforts to reduce operating expenses in the international licensee segment during the third quarter.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$14,439	100.0	$11,899	100.0	$2,540
Cost of sales	4,649	32.2	3,720	31.3	929
Gross profit	9,790	67.8	8,179	68.7	1,611
SG&A expenses	7,903	54.7	7,047	59.2	856
Adjusted EBITDA	$1,887	13.1	$1,132	9.5	$755

Sales. Education Division sales for the quarter ended May 31, 2022 grew primarily due to increased consulting, coaching, and training days delivered during the quarter, increased recognition of previously deferred revenue related to Leader in Me subscriptions, and increased training and classroom material sales when compared with the prior year. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the first, second, and third quarters of fiscal 2022 and throughout fiscal 2021. As of May 31, 2022, the Leader in Me program is used in over 3,100 schools in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to increased coaching and consulting travel costs resulting from a higher percentage of these days delivered onsite.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from additional commission expense on improved sales, additional sales support headcount, and increased salaries compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.2 million compared with the third quarter of the prior year primarily due to the full depreciation of certain assets during fiscal 2021 and in the first three quarters of fiscal 2022, combined with reduced capital expenditures over the past two years. We currently expect depreciation expense will total approximately $5.2 million in fiscal 2022.

Amortization – Amortization expense increased $0.1 million compared with the prior year due to the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021. We expect definite-lived intangible asset amortization expense will total $5.3 million during fiscal 2022.

Income Taxes

Our income tax benefit for the quarter ended May 31, 2022 was $1.6 million on pre-tax income of $5.6 million, for an effective income tax benefit rate of approximately 29 percent, compared with an effective tax benefit rate of approximately 390 percent in the third quarter of the prior year as we recognized an income tax benefit of $10.1 million on pre-tax income of $2.6 million. Our income tax benefit in fiscal 2022 resulted primarily from the utilization of $3.0 million in foreign tax credits against which we had previously established a valuation allowance, as well as a $0.5 million tax benefit from the federal tax deduction for Foreign-Derived Intangibles Income (FDII), which were partially offset by disallowed deductions for executive compensation. Our income tax benefit in fiscal 2021 was primarily the result of a $10.9 million reduction in the valuation allowance against deferred tax assets, based on our return to three-year cumulative pre-tax income measurement during the third quarter of fiscal 2021 and the outlook for continued strong financial performance.

Three Quarters Ended May 31, 2022 Compared with the Three Quarters Ended May 31, 2021

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$134,037	100.0	$115,185	100.0	$18,852
Cost of sales	25,743	19.2	21,984	19.1	3,759
Gross profit	108,294	80.8	93,201	80.9	15,093
SG&A expenses	79,630	59.4	71,472	62.0	8,158
Adjusted EBITDA	$28,664	21.4	$21,729	18.9	$6,935

During the first three quarters of fiscal 2022, our Direct Office segment revenue increased 16 percent to $134.0 million compared with $115.2 million in the first three quarters of fiscal 2021. The increase is the result of strong performance in our offices in the United States and Canada which grew 19 percent in the first three quarters of fiscal 2022, and sales growth from our international direct offices which increased six percent over the prior year. During the first three quarters of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 29 percent over the same period of fiscal 2021, while annual AAP revenue retention remained well above 90 percent. We are encouraged by this momentum as invoiced sales in the U.S./Canada direct offices were the highest ever recorded in a quarterly period during our second quarter of fiscal 2022. We believe the continued increase in invoiced AAP and other subscription sales, which are initially deferred and recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

The performance of our international direct offices during the first three quarters of fiscal 2022 was directly related to the level of recovery from the pandemic and corresponding business activity in each country. For the first three quarters of fiscal 2022, sales increased in each of our international direct offices, except for China, which had a resurgence of COVID cases late in the second and during the third quarters of fiscal 2022 and enacted strict lockdown measures to mitigate the spread of the virus. Sales growth during the first three quarters of fiscal 2022 was led by our office in the United Kingdom, which grew 51 percent compared with fiscal 2021 and was followed by more moderate growth at our offices in Australia, Germany/Switzerland/Austria, and Japan. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices is expected to be adversely impacted by mandated restrictions aimed to curb the ongoing pandemic and prevailing economic conditions in those countries. Foreign exchange rates had a $0.8 million unfavorable impact on our Direct Office sales and a $0.4 million adverse effect on operating income during the first three quarters of fiscal 2022.

Gross Profit. Direct Office gross profit increased primarily due to sales growth as previously described. Direct Office gross margin remained strong, and was 80.8 percent compared with 80.9 percent in the prior year.

SG&A Expense. Direct Office SG&A expense for the first three quarters of fiscal 2022 increased primarily due to increased associate costs resulting from new personnel, the acquisition of Strive Talent, Inc., and increased salaries; increased commissions on higher sales; increased marketing; increased platform and content development expense; and increased travel costs.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$8,196	100.0	$7,421	100.0	$775
Cost of sales	852	10.4	967	13.0	(115)
Gross profit	7,344	89.6	6,454	87.0	890
SG&A expenses	2,926	35.7	2,846	38.4	80
Adjusted EBITDA	$4,418	53.9	$3,608	48.6	$810

Sales. During the first three quarters of fiscal 2022, our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover. The ongoing recovery led to improved licensee royalty revenues and continued increases in our share of AAP sales. During the first three quarters of fiscal 2022, our royalty revenues increased 13 percent and our share of AAP revenues increased by seven percent compared with the prior year. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased service revenues through our licensee support team and decreased wholesale product sales. Foreign exchange rates had a $0.2 million unfavorable impact on international licensee sales and operating results during the first three quarters of fiscal 2022.

Gross Profit. Gross profit increased due to increased revenues as previously described. Gross margin improved primarily due to the mix of revenue recognized during the first three quarters of fiscal 2022, which included more royalty and AAP revenues and less service and product sales than in the prior year.

SG&A Expense. International licensee SG&A expenses were essentially flat compared with the prior year.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$37,202	100.0	$27,874	100.0	$9,328
Cost of sales	12,453	33.5	10,364	37.2	2,089
Gross profit	24,749	66.5	17,510	62.8	7,239
SG&A expenses	22,951	61.7	19,520	70.0	3,431
Adjusted EBITDA	$1,798	4.8	$(2,010)	(7.2)	$3,808

Sales. Education Division sales for the three quarters ended May 31, 2022 grew on the strength of increased Leader in Me subscription revenues and subscription services, including coaching and consulting, together with related increases in sales of materials used by schools in connection with their membership subscription. Despite an educational environment which has continued to be very challenging, we have seen strengthening trends in our Education business during the first three quarters of fiscal 2022 and throughout fiscal 2021.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin improved compared with the prior year primarily due to increased Leader in Me subscription revenues combined with a slight decrease in fixed operating costs, and an increase in coaching and consulting sales with little variable cost increase as most coaches are salaried. Education Division gross margin was also favorably impacted by increased sales of high-margin materials compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from additional commission expense on improved sales, additional sales support headcount, and increased salaries compared with the prior year.

Other Operating Expense Items

Depreciation – For the first three quarters of fiscal 2022, our depreciation expense decreased $1.2 million compared with the prior year primarily due to the full depreciation of certain assets during fiscal 2021 and in the first three quarters of fiscal 2022, combined with reduced capital expenditures over the past two years.

Amortization – Amortization expense in the first three quarters of fiscal 2022 increased $0.6 million compared with the prior year primarily due to the acquisition of Strive Talent, Inc. in the third quarter of fiscal 2021.

Interest Expense – Our interest expense for the first three quarters of fiscal 2022 decreased $0.4 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on our corporate campus) compared with the prior year.

Income Taxes

Our income tax provision for the three quarters ended May 31, 2022 was $0.9 million on pre-tax income of $13.8 million, for an effective income tax expense rate of approximately seven percent, compared with an effective benefit rate of approximately 434 percent in the first three quarters of fiscal 2021 as we recognized an income tax benefit of $9.6 million on pre-tax income of $2.2 million. Our effective tax rate in fiscal 2022 was reduced by the utilization of $3.0 million of foreign tax credits on which we had previously established a valuation allowance, and a $0.5 million tax benefit from the federal tax deduction for FDII, which were partially offset by disallowed deductions for executive compensation. Our income tax benefit in fiscal 2021 was primarily the result of a $10.9 million reduction in the valuation allowance against certain deferred tax assets, based on our return to three-year cumulative pre-tax income during the third quarter of fiscal 2021 and an outlook for continued strong financial performance.

We paid $1.7 million in cash for income taxes during the first three quarters of fiscal 2022. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

In light of current geopolitical events, including uncertain macroeconomic conditions, international conflicts, and the ongoing impacts from the COVID-19 pandemic with an unclear path to national and global economic recovery, a major priority of ours over the past two years has been the continued maintenance and preservation of liquidity. We believe these efforts have been successful and have provided the ability to maintain operations, make strategic investments, and purchase shares of our common stock. At May 31, 2022, our cash and cash equivalents totaled $52.1 million, with no borrowings on our $15.0 million revolving credit facility. Of our $52.1 million in cash at May 31, 2022, $15.7 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), working capital expansion, and purchases of our common stock.

At May 31, 2022, our debt covenants consisted of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150% of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the credit agreement entered into on August 7, 2019 (the 2019 Credit Agreement). At May 31, 2022, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2022.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first three quarters of fiscal 2022 increased 28 percent to $39.5 million compared with $30.9 million in the first three quarters of fiscal 2021. The improvement operating cash flows was primarily driven by improved operating results over the first three quarters of fiscal 2021 and strong collections of accounts receivable. Despite the pandemic and other economic difficulties, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first three quarters of fiscal 2022 our cash used for investing activities totaled $3.5 million. Our primary uses of cash for investing activities were purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment during the first three quarters of fiscal 2022 consisted primarily of computer hardware, leasehold improvements on our corporate campus, and software. We expect to continue investing in our content and delivery modalities, including the AAP and Leader in Me subscription services and also expect to make required leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $4.8 million in fiscal 2022.

We spent $1.4 million during the first three quarters of fiscal 2022 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will increase during the fourth quarter and will total $4.0 million during fiscal 2022.

Cash Flows Used For Financing Activities

For the three quarters ended May 31, 2022, our net cash used for financing activities totaled $30.7 million. Our primary uses of financing cash included $23.9 million for purchases of our common stock for treasury, $6.7 million used for principal payments on our term loan and financing obligations, and $1.1 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during the first three quarters of fiscal 2022 were comprised of $20.3 million from open market purchases and $3.5 million for shares withheld from participants to pay statutory income taxes on stock-based compensation awards which were distributed during fiscal 2022. Partially offsetting these uses of cash were $1.0 million of proceeds from Employee Stock Purchase Plan participants to purchase shares of stock during fiscal 2022.

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

Material Uses of Cash Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. During the first three quarters of fiscal 2022 there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report for the fiscal year ended August 31, 2021. However, current economic conditions and forecasts indicate that our material uses of cash may increase due to inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the Securities and Exchange Commission on November 12, 2021.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2022, expected and lingering effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the AAP and the electronic delivery of our content, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2022, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 2.7 percent at May 31, 2022. Based on expected increases in interest rates over the remainder of fiscal 2022 and into fiscal 2023, we will incur additional expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our term loans outstanding at May 31, 2022 would result in $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

The interest rate on our 2019 Credit Agreement is currently based upon published LIBOR rates, which are expected to be discontinued in the future. The provisions of the 2019 Credit Agreement address the eventual transition away from LIBOR pricing and provide alternative interest rate pricing. We do not have any other material contracts which are dependent upon LIBOR pricing and we believe that we are prepared for the discontinuation of LIBOR rate pricing.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. We did not utilize any foreign currency or interest rate derivative instruments during the three quarters ended May 31, 2022.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2022 to March 31, 2022	-	$-	-	$39,824

April 1, 2022 to April 30, 2022	262,901	$42.78	262,901	$28,577

May 1, 2022 to May 31, 2022	236,510	$38.34	236,510	$19,510

Total Common Shares	499,411	$40.68	499,411

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

FRANKLIN COVEY CO.

Date: July 7, 2022	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 7, 2022	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)