Form 10-K
period 2022-08-31
FRANKLIN COVEY CO
filed 2022-11-14
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

__________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Yes  No ☑

As of February 28, 2022, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $502.7 million, which was based upon the closing price of $46.10 per share as reported by the New York Stock Exchange.

As of October 31, 2022, the Registrant had 13,896,516 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 20, 2023, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve results that require collective behavior change. From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve desired results through lasting behavioral change. We believe that our clients are able to utilize our content and offerings to create cultures which include high-performing, collaborative individuals, led by effective, trust building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net sales for the fiscal year ended August 31, 2022 totaled $262.8 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

Our fiscal year ends on August 31 of each year. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331, and our telephone number is (801) 817-1776. Our website is www.franklincovey.com.

Franklin Covey Services and Offerings

Our mission is to “enable greatness in people and organizations everywhere,” and we believe that we are experts at solving certain pervasive, intractable problems, each of which requires a change in human behavior. Our services and products are designed to help our clients succeed in four key areas:

1.Develop exceptional leaders at every level.

2.Instill habits of effectiveness in every individual.

3.Build an inclusive, high-trust culture.

4.Use a common execution framework to pursue their most important goals.

We believe that when organizations partner with us, their people change behavior—both individually and collectively—in ways that help solve an organization’s most pressing problems and achieve breakthrough results. Lasting behavior change begins with individuals from the inside out, with how people see themselves and the world around them. These insights translate into how individuals engage and lead others. Our content, which is based on timeless principles of human effectiveness, is designed to help people change both their mindset and behavior.

We seek to combine the best content, people, and technology to help our clients achieve results at scale—across an entire organization. We believe the combination of powerful content, teams of experts, a dynamic behavior change platform, and key metrics can guide leaders and teams through impact journeys that deliver exceptional results again and again.

Our services and products are primarily delivered through our subscription offerings, which are comprised of the All Access Pass (AAP), which is primarily sold through our Enterprise Division, and the Leader in Me membership, which is designed specifically for our Education Division. We believe the AAP is a revolutionary and innovative way to deliver our content to clients of various sizes, including large, multinational organizations, in a flexible and cost-effective manner. Clients may utilize complete offerings such as The 7 Habits of Highly Effective People, The Four Disciplines of Execution, and The 5 Choices to Extraordinary Productivity, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs. Since the introduction of the All Access Pass, we have developed the role of Implementation Specialists to provide our clients with the direction necessary to create meaningful impact journeys using our tools and content. An impact journey is a customized plan to utilize the content and offerings on the AAP to achieve a client’s specific goals and to provide them with the keys to obtain maximum value from the pass. We have also translated AAP materials into numerous additional languages, which allows the AAP to be used effectively by multinational entities and provides for greater international sales opportunities.

In our Education Division, we offer the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes use of Franklin Covey’s proprietary intellectual property. The Leader in Me online service provides access to digital versions of student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program. We believe that the tools and resources available through the Leader in Me membership will provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

To deliver these services and products, we operate globally with one common brand and a business model designed to enable us to provide clients around the world with the same high level of service. To achieve this high level of service we have sales and support associates in various locations around the United States and Canada, and operate wholly owned subsidiaries in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria. In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in 150 other countries and territories around the world.

Further information about our content and services can be found on our website at www.franklincovey.com. However, the information contained in, or that can be accessed through, our website does not constitute any part of this Annual Report.

Business Development

Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our Direct Office and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Franklin Covey offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great purposes through behavior changing content and coaching. Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Following the launch of our AAP subscription service and Leader in Me membership, we have consistently sought to improve the technology, content, and overall client experience with these offerings. Bob Whitman, our former Chief Executive Officer and current Executive Chairman of our Board of Directors described our commitment to continued development as, “We don’t want to fall in love with our current solutions, we want to ‘fall in love with problems’ and keep working to find solutions that help people make real progress.” We believe that continued investments in technology, content, and personnel are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings, we have on occasion sought to grow our sales through acquisitions of businesses and content licenses, and opening new international offices. Over the past few years, our growth investment efforts have included the following:

•Acquisition of Strive Talent, Inc. – In April 2021 we purchased Strive Talent, Inc. (Strive), a San Francisco-based technology company which has developed and markets an innovative learning deployment platform. The Strive platform is expected to enable the seamless integration and deployment of our content, services, technology, and metrics to deliver behavioral impact at scale, primarily through the Company’s AAP subscription. We are excited to fully roll out the new capabilities of the Strive platform in early fiscal 2023 and believe the new Impact Platform will provide significant additional value to our clients and appeal to potential new clients.

•Investment in New Client Partners – On August 31, 2018, we had 214 client partners. Despite the recent employment turmoil during the COVID-19 pandemic and the ongoing recovery, we have increased the number of client partners to 300 at August 31, 2022. We expect to hire additional sales professionals in fiscal 2023 and future periods to provide additional growth opportunities.

We seek to consistently deliver world-class content with the broadest and deepest distribution capabilities through the most flexible content delivery modalities and expect to make additional investments in technology, content, and personnel in fiscal 2023 and in future periods as market conditions allow. These investments may include business acquisitions, the acquisition of license rights, and hiring additional personnel.

Our Associates

We have approximately 1,150 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

Our Industry and Clients

According to the Training magazine 2022 Training Industry Survey, the total size of the U.S. training industry is expected to increase 10 percent over 2021 and is estimated to be $101.6 billion. As such, we believe that there is ample room for growth and increased market share within our industry. Overall, the training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes. We believe our competitive advantages in this industry stem from our fully integrated principle-centered training offerings, our wide variety of delivery options, and various implementation tools to help organizations and individuals measurably improve their effectiveness.

The training industry is a highly competitive and rapidly changing global marketplace and we compete with a variety of organizations of assorted sizes that offer services comparable with ours. Based upon our annual sales, we believe that we are a significant competitor in the performance skills and education market. Other significant comparative companies that compete with our Enterprise Division include: LinkedIn Learning, Development Dimension International, SkillSoft, Coursera, Udemy Business, Harvard Business Publishing, Cornerstone, Workboard, and Korn Ferry, among others. Our Education Division competes with entities such as: Second Step, Avid, Responsive Classroom, Panorama Education, and 7 Mindsets.

We believe that the principal competitive factors in the industry in which we compete include the following:

•Quality of offerings, services, and solutions

•Skills and capabilities of people who develop and deliver our content

•Innovative training and consulting services combined with effective technology and products

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

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for over 660 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business and we regularly review the status of our trademarks and renew them to prevent the trademark protection from lapsing.

We claim nearly 235 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media. We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein. We place trademark and copyright notices on our instructional, marketing, and advertising materials. In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.

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

Human Capital Resources

A Culture of Belonging at Franklin Covey

Our mission is to “enable greatness in people and organizations everywhere,” which is also the cornerstone of our culture. To fulfill that mission and successfully implement our strategy, we must attract, develop, and retain highly qualified associates for each role in the organization. We currently have approximately 1,150 associates worldwide dedicated to providing the best service possible for our clients and for each other. Our goal is to have every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust. To accomplish this ideal outcome, we are continuously focused on attracting, developing, and retaining talent while looking through the lens of diversity, equity, and inclusion in each area.

Providing Focus and Accountability

We have historically attracted "mission-driven" people who care deeply about making a difference in the world. Our approaches to ensure accountability and responsibility to our mission and culture are shared by all of us and are further fortified through our Diversity, Equity, and Inclusion (DEI) Core Council, the Director of Learning, Development, and Inclusion, and the Manager of Diversity Partnerships.

The purpose of the DEI Core Council is to provide input, insight, feedback, and guidance on our Diversity, Equity, and Inclusivity commitments and initiatives as we strive to enhance our intent of being the workplace of choice for achievers with heart. This multi-disciplinary council is comprised of approximately 35 associates from across our organization. During fiscal 2022, the DEI Core Council focused on hiring and promotion opportunities, and building cultural competence.

The role of Director of Learning, Development, and Inclusion is accountable for the internal learning and development of our associates in ways that align with our strategic plans for growth through the multi-dimensional lens of inclusion. In fiscal 2022, we grew the Mentorship and Employee Resource programs and evaluated our Contribution Conversations program for effectiveness. We also worked to align our Human Resource Information System and Learning Management Systems (LMS), and to support the professional development of our internal LMS stakeholder groups.

Attracting Talent

Our recruiting and hiring efforts cast a wide net when looking for candidates by partnering with many groups and agencies, including alumni organizations, multiple diversity job boards, diversity career fairs, the Utah Governor’s Committee on Employment of People with Disabilities and Business Relations, and ElevatHER – an organization designed to promote women in leadership.

We remain steadfast in our commitment to recruiting and developing underinvested and underrepresented groups of employees. Women currently constitute 67 percent of our workforce, while the number of women in leadership grew to 44 percent. Black, Indigenous, and People of Color (BIPOC) associates currently comprise 19 percent of our workforce, which represents growth of more than five percent over the prior year. We continue to make efforts to increase the representation of BIPOC, veterans, women, and individuals with disabilities in our workforce while ensuring that our associate promotions are fair and equitable.

Developing Talent

We believe that building an environment that encourages lifelong learning and development is essential for us to maintain a high level of service and to achieve our goal of having every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust. We believe Franklin Covey is one of the world’s premier training and consulting organizations. We develop and deliver various offerings, including leadership and individual effectiveness, to clients around the globe, and we provide these same world-class offerings to our associates. During an associate’s first year, they complete a three-part Company culture orientation, including our 7 Habits of Highly Effective People offering, which is the cultural operating system for our organization. Our associates have unlimited access to our content and training through the AAP, where they can experience the exact high-quality solutions available to our clients.

If an associate struggles with reaching their goals or producing the results required of the role, a thoughtful and thorough performance plan is created and implemented by the associate's manager and our Chief People Officer. The performance plan is designed to help the associate recalibrate and bring performance up to expectations. Through this transparent coaching process, struggling associates can learn how to improve their performance and become engaged, successful contributors in their roles. We believe this process strengthens our associate base while reducing the cost of finding and training new associates.

Retaining Talent

Talented people are always in high demand, and even more so when talent searches align their purpose and values with the organizations and teams they work for and with. From June 1, 2021 through May 31, 2022, our associate turnover rate in the United States and Canada was 17 percent, which we believe is reasonable for our industry and the make-up of our workforce, especially considering the impact of the “great resignation,” which has impacted workforces around the world over the past few years.

To retain our associates, we believe it is crucial to continually focus on making sure our associates are highly engaged and feel valued. We further address retention efforts in several ways, including training our leaders in our solutions such as The 6 Critical Practices for Leading a Team, Multipliers, Unconscious Bias, and Leading Change. Our employee retention practices include holding consistent, compelling one-on-one interviews, where leaders regularly take time to connect with their associates and to understand what is working well for them and what is not. In our 2022 Culture Survey, 86 percent of associates said they had at least one meaningful conversation with their manager in the past year. Though one conversation seems like a low benchmark, these conversations are essential because they are not performance reviews. Our Contribution Conversations are an open, ongoing dialogue focused on how our associates want to contribute and bring their “best selves” to work. Based on these discussions, leaders are encouraged to “clear the path” of those things that may hold the associate back. We aim to establish a culture of feedback where feedback for both leaders and associates is a normal and worthwhile part of how work gets done. Contribution Conversations align with our core value to focus on the whole person and allow our associates to find their voice. We believe these efforts are vital to creating an atmosphere of continuous improvement.

We currently have six Employee Resource Groups (ERGs): Veterans and First Responders, BOLD (Black Originators, Leaders, and Doers), WIN (Women's International Network), Global Wellness, FC Ability, and LGBTQ+. These employee-led networks serve historically underinvested and underrepresented associates and allies. They offer safe spaces for people to come together based on a shared interest in a specific dimension of equity and inclusion while actively working to enhance career opportunities, build cultural competence, and foster community within the organization. We believe our ERGs represent and support our diverse workforce, facilitate networking, and foster connections and engagement within the organization.

The Mentorship Program is company-wide and is for all employees. Mentees and mentors are paired based on self-selected areas of interest and ability, giving the partners a great deal of flexibility for how they can best engage with each other for mutual benefit and professional development. This program started as 30 pairs of mentors and mentees and has now increased to 86 pairs of participants.

Our compensation plans are audited periodically to confirm ongoing pay equity. We provide a generous personal time off benefit as well as a flexible and inclusive holiday schedule, reflecting the diversity of our workforce and the celebration of various cultural and religious affiliations. We also offer 100 percent salary continuance for up to 12 weeks in a rolling 12-month period, for qualifying medical leaves, and provide many other employee-minded benefits.

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

Information About Our Executive Officers

On September 1, 2021, Paul S. Walker was appointed President and Chief Executive Officer of Franklin Covey Co. and Robert A. Whitman transitioned from his role as Chief Executive Officer to Executive Chairman and Chairman of the Board of Directors. Unless noted in the biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2022.

M. Sean Covey, 58, currently serves as President of the Franklin Covey Education Division, and has led the growth of this Division from its infancy to its status today. The Education Division works with thousands of education entities throughout the world in the K-12 and Higher Education markets. Mr. Covey previously ran the Franklin Covey international licensee network and has been an executive officer since September 2008. Sean also served as the Executive Vice President of Innovations from 2003 to 2018, where he led the development of many of our offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores. Previous to Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution, The Leader in Me, and the international bestseller The 7 Habits of Highly Effective Teens. Sean graduated from Brigham Young University with a Bachelor’s degree in English and later earned an MBA from Harvard Business School. While at BYU, Sean was the quarterback for the football team where he earned several honors and led his team to two bowl games. Sean is also the founder and Chairman of “Bridle Up Hope,” a global non-profit organization with a mission to inspire hope, confidence, and resilience in young women through equestrian training, life skills development, and service.

Jennifer C. Colosimo, 53, has served as the President of the Enterprise Division since September 2020 and was appointed an executive officer in January 2021. Ms. Colosimo began her career with Andersen Consulting (now Accenture) in 1991 and joined Franklin Covey in 1996 and served in various roles including Client Partner, Delivery Consultant, Chief Operations Officer, and head of the Leadership Practice until 2011. During this time, Jennifer coauthored the book, Great Work, Great Career with Dr. Stephen R. Covey. From May 2011 through April 2016, Ms. Colosimo led teams responsible for culture, learning, and corporate social responsibility with DaVita and several private equity-backed organizations. Ms. Colosimo returned to Franklin Covey in April 2016 as the Senior Vice President of Sales and Operations in the United States and Canada. Jennifer sits on the Audit and Finance Committee of the Women’s Foundation of Colorado and was a board member of the Girl Scouts of Colorado for 10 years. Ms. Colosimo completed her Bachelor of Science at the University of Utah and received a Master of Science from Purdue University. Jennifer has also completed post-graduate work on Authentic Leadership and Executive Coaching through the Harvard Business School and Columbia University, respectively.

Colleen Dom, 60, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Colleen worked in retail management and in the financial investment industry.

C. Todd Davis, 65, is an Executive Vice President and Chief People Officer, and has been an executive officer since September 2008. Todd has over 35 years of experience in training, training development, sales and marketing, human resources, coaching, and executive recruiting. Mr. Davis has been with Franklin Covey for the past 26 years. Previously, Mr. Davis was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program. Todd also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization. Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for nine years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country. Todd is the author of The Wall Street Journal’s best-selling book, Get Better: 15 Proven Practices to Build Effective Relationships at Work and a co-author of the books Talent Unleashed and Everyone Deserves A Great Manager – The 6 Critical Practices for Leading A Team.

Paul S. Walker, 47, currently serves as the Company’s President and Chief Executive Officer. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when Paul was appointed President and Chief Operating Officer. During his time at Franklin Covey, Paul has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 69, has served as Chairman of the Board of Directors since June 1999 and served as Chief Executive Officer of the Company from January 2000 through August 2021. Mr. Whitman currently serves as Executive Chairman and Chairman of the Board of Directors as described above. Bob previously served as a director of the Covey Leadership Center from 1994 to 1997. Prior to joining Franklin Covey, Mr. Whitman served as President and Co-Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson. Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 69, joined Franklin Covey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005. Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years. Mr. Young has more than 40 years of accounting and management experience and is a Certified Public Accountant. Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption in the United States and elsewhere in the world over the past several quarters. The extent to which the ongoing COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity, including related supply chain issues (including, for example, shipping delays, capacity constraints, increasing labor costs, and supply shortages), and actions taken in response to such impacts; the effect on our clients, including educational institutions, and client demand for our services; our ability to conduct in-person programs; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in this Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

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

Global economic and political conditions affect our clients’ businesses and the markets in which they operate. Instability in the global credit markets; the impact of uncertainty regarding global central bank monetary policy; instability in the geopolitical environment in many parts of the world, including international hostilities; inflation; energy shortages and pricing; the current economic challenges in China, including the global economic ramifications of Chinese economic difficulties; and other disruptions may continue to put pressure on global economic conditions. If global economic, political, and market conditions, or conditions in key markets, remain uncertain or deteriorate further, we may experience material adverse impacts on our business, operating results, and financial condition.

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

Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose, and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our affiliates could seriously damage our reputation and brand image, regardless of whether such claims are accurate. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, perception, or image of any of our brands is tarnished or if we receive negative publicity, our financial condition and results of operations could be materially and adversely affected.

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

Our success and ability to grow are partially dependent on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business. Competition for skilled personnel is intense at all levels of experience and seniority. There is a risk that we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive and inflationary labor market. If we are unable to hire and retain talented sales and delivery employees with the skills, and in the locations, we require, we might not be able to grow our business at projected levels or may not be able to effectively deliver our content and services. If we need to hire additional personnel to maintain a specified number of sales personnel or are required to re-assign personnel from other geographic areas, it could increase our costs and adversely affect our profit margins. In addition, the inability of newly hired sales personnel to achieve increased sales metrics as they progress may inhibit our ability to attain anticipated sales growth.

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

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of personal or confidential information. We are also required at times to manage, utilize, and store personal data, including sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of personal data. If we, our associates, business partners, or our service providers negligently disregard or intentionally breach our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of personal, sensitive, or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in May 2018 the General Data Protection Regulation (GDPR) became effective in the European Union (EU). The GDPR imposed strict requirements on the collection, use, security, and transfer of personal information in and from EU member states. Under GDPR, fines of up to 20 million Euros or up to four percent of the annual global revenues of the infringer, whichever is greater, could be imposed. Although GDPR applies across the European Union, local data protection authorities still have the ability to interpret GDPR, which may create inconsistencies in application on a country-by-country basis. Furthermore, with the United Kingdom’s (UK) transition out of the EU as of January 1, 2021, we may encounter additional complexity with respect to data privacy and data transfers to and from the UK under the UK GDPR. Other countries, such as Brazil and South Africa, have also enacted data protection laws analogous to GDPR. We have implemented controls and procedures, including a team dedicated to data protection, to comply with the requirements of GDPR/UK GDPR and analogous laws. However, these new procedures and controls may not be completely effective in preventing unauthorized breaches of personal data.

In addition, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, a framework that had enabled companies to transfer data from EU member states to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner followed suit, and announced that the Swiss-U.S. Privacy Shield Framework was inadequate for personal information transfers from Switzerland to the U.S. Both cases raised questions about the viability of Standard Contractual Clauses (SCCs) as a Privacy-Shield alternative. On June 4, 2021, the European Commission adopted new SCCs, which imposed on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer and the laws and practices of the destination country, to implement additional security measures, and to update internal privacy practices. Regulatory guidance suggests that certain transfers of personal data to the U.S. could be compliant only if the recipient is able to implement specific technical and procedural security controls to protect that personal data, and such controls may not be practical for certain service delivery models, in particular those reliant on cloud services. Decisions in several countries in the EU have created additional uncertainty surrounding the conditions necessary to properly implement the SCCs in the context of U.S. transfers, in particular, the nature of the technical and organizational controls necessary for such transfers to be lawful. To the extent we rely on the SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and implement the supplementary security measures, necessary to comply with new requirements. Compliance may also require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity. The inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to such laws may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services, increase costs, and adversely impact our marketing efforts, plans, and activities.

Further, on August 20, 2021, China adopted the PRC Personal Information Protection Law, or PIPL. The PIPL took effect on November 1, 2021. The PIPL establishes comprehensive requirements relating to the collection, use, transfer, security, and other processing of personal information in or from China. The PIPL incorporates many requirements common to international privacy laws, such as GDPR, and adds unique regulatory requirements relating to data localization, international data transfers, consumer consent, the processing of “sensitive personal information,” and the operations of certain “internet platform services.” While several new regulations and practical guidelines have been published by the PRC in order to implement the PIPL, key regulations are not yet in force, including those concerning contractual clauses for international data transfers and other requirements relating to international data transfers and data localization. Fines and penalties under the PIPL range from fines up to RMB 50,000,000 or five percent of global annual turnover, to the cancellation of business authorizations, personal liability or professional restrictions for responsible company officers, as well as criminal and civil liability. Early enforcement actions under PIPL have included civil actions against companies that fail to obtain proper consent for processing sensitive personal information or other unlawful data collection. Recent regulatory actions have centered on ineffective channels for data subjects to exercise rights, the over-collection of personal information, and deceptive practices. In the event the law requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs, business inefficiencies, lost sales, decreased demand, and decreased competitiveness, as we may be unable to provide our services or certain features, or provide them in an efficient or centralized manner. Additionally, local companies may be favored by customers who will not consent to or accept transfer of their data out of China. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China. These risks may be magnified due to regulatory uncertainty and short periods to achieve compliance. Additionally, under the PIPL, we may be subject to additional liabilities, claims, penalties, or causes of action in the event of a breach of customer personal information.

Other governmental authorities throughout the U.S. and around the world are considering or have adopted similar types of legislative and regulatory proposals concerning data protection. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which was took effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of data sales, as well as certain data sharing with third parties and provides a new private cause of action for data breaches. Additionally, the California Privacy Rights Act (the CPRA) amendments to the CCPA created additional obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning on July 1, 2023. The CPRA amendments expand the private right of action for consumers, expands the CCPA’s limitation on sharing of personal information, and removes the 30-day window to cure alleged noncompliance before being subject to administrative enforcement. Other states, including Colorado, Virginia, and Utah have also passed comprehensive privacy laws that are now in effect or will come into effect in the coming years. Furthermore, in June 2022, the first draft of a comprehensive federal privacy bill was introduced to congress. If enacted, the proposed American Data Privacy and Protection Act would largely preempt state privacy legislation; however, the scope of preemption and enforcement-related matters remain uncertain. The Federal Trade

Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. These privacy, security, and data protection laws and regulations continue to evolve and enforcement in the U.S. and internationally continues to increase. These developments could impose significant limitations on or require changes to our business, restrict our use or storage of personal information, and increase risks of legal liability, which may in turn increase our compliance risk and expenses, and make our business more costly or less efficient to conduct.

We strive to employ global best practices in securing and monitoring code, applications, systems, processes, and data, and our data protection practices are regularly reviewed and validated by an external auditing firm. However, these efforts may be insufficient to protect sensitive information against illegal activities and we may be exposed to additional liabilities from the various data protection laws enacted within the jurisdictions where we operate.

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

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•Develop new services, programs, or offerings

•Take advantage of opportunities, including business acquisitions

•Respond to competitive pressures

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures. We obtained a new credit agreement in August 2019 (the 2019 Credit Agreement) with our existing lender that expires in August 2024. We expect to regularly renew or amend our lending agreement in the future to maintain the availability of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

•Changes in key balances, such as cash and cash equivalents

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

We have sales offices in Australia, China, Japan, Germany, Switzerland, Austria, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including:

•Restrictions on the movement of cash

•The absence in some jurisdictions of effective laws to protect our intellectual property rights

•Political instability

•Currency exchange rate fluctuations

In addition, the United Kingdom’s withdrawal from the EU, or Brexit, became effective on January 21, 2020. The UK and EU subsequently signed and EU-UK Trade and Cooperation Agreement. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward; however, there continues to be uncertainty over the practical consequences of Brexit. The impact of Brexit depends on the implementation of this agreement, as well as the terms of the UK’s future trade agreements with other countries, and such impact may not be fully realized for several years or longer. This lack of clarity could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates among other things. We have experienced or expect we may in the future experience impacts on our operations from the following:

•More stringent rules of origin on goods traded between the UK and the EU;

•additional procedures related to goods traded between the EU and non-EU countries; and

•new product registration requirements applicable including to avoid any new tariffs or quotas, or as a result of REACH and the new UK REACH regime.

While we believe that some of these adverse impacts will be resolved in the coming years as the UK becomes accustomed to operating independent of the EU, we may in the future experience adverse consequences from Brexit, which could have a negative impact on our future operations, operating results, and financial condition.

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

The impacts of climate change and related regulatory responses could adversely affect our business.

Sustainability and protecting our natural environment are significant priorities at Franklin Covey and we strive to implement practices and policies that support this concern. However, we cannot predict the long-term impacts on us from climate change or related regulatory responses. Complying with regulations relating to climate change, including, for example, disclosure of the impacts of climate change on our business, could require us to expend significant resources, and could adversely affect our results of operations and financial condition. We will continue to monitor the impacts of such issues on our business and consider responsive action as needed.

Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our vendors, suppliers, and customers. For example, the delivery of our services is somewhat dependent on reliable and relatively inexpensive electricity. If electricity is not readily available or affordable, we may not be able to deliver our products and services and our operating results may be adversely impacted. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2022, our principal executive offices in Salt Lake City, Utah occupy approximately 54,000 square feet of leased office space that is accounted for as a financing arrangement, which expires in 2025. This facility accommodates our executive team and corporate administration, as well as other professionals. The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion. Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below. These leased facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

International Sales Offices

Banbury, England

Tokyo, Japan

China: Beijing, Shanghai, Guangzhou, and Shenzhen

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2022, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2022 or 2021. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the board deems relevant. We currently anticipate that we will retain all available funds to repay our liabilities, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2022, we had 13,896,516 shares of common stock outstanding, which were held by 488 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock by the Issuer

We did not have any purchases of our common stock during the fourth quarter of fiscal 2022.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. Through August 31, 2022, we have purchased 504,411 shares of our common stock for $20.5 million under the terms of this Board-approved plan.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2017 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, and the critical accounting estimates of Franklin Covey Co. (also referred to as we, us, our, the Company, and Franklin Covey) and subsidiaries. This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K (Form 10-K) and the Risk Factors discussed in Item 1A of this Form 10-K. Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Form 10-K.

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

EXECUTIVE SUMMARY

General Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance at scale through changes in human behavior. We believe that our content and services create the connection between capabilities and results. In the training and consulting marketplace, we believe there are three important characteristics that distinguish us from our competitors.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2022, fiscal 2021, and fiscal 2020 refer to the twelve-month periods ended August 31, 2022, 2021, 2020, and so forth.

Fiscal 2022 Financial Overview

We were pleased with the strength of our fiscal 2022 financial results, which featured increased sales, strong gross margins, increased income from operations, and improved liquidity compared with fiscal 2021, despite macroeconomic challenges and the continuing difficulties associated with the COVID-19 pandemic, especially in China and Japan. Increased sales during fiscal 2022 were primarily driven by strong subscription and subscription services sales, including the following:

•All Access Pass subscription and subscription services sales grew 28 percent to $144.5 million in fiscal 2022 compared with $112.5 million in fiscal 2021. In our Enterprise Division, where most AAP contracts are sold, sales increased 15 percent to $194.4 million compared with $168.6 million in the prior year.

•Education Division revenues grew 26 percent to $61.9 million on the strength of increased Leader in Me membership revenues and subscription services, including coaching and consulting, and sales of materials. During fiscal 2022, the Education Division added a record 739 new Leader in Me schools in the United States and Canada.

•Total Company deferred revenue at August 31, 2022 topped $100 million for the first time and totaled $102.4 million. The sum of billed subscription and unbilled deferred subscription revenue at August 31, 2022 grew 20 percent to $153.4 million, compared with August 31, 2021. Approximately 46 percent of our AAP subscriptions are now multi-year contracts.

We believe the momentum gained in fiscal 2022 will carry over into fiscal 2023 and generate additional growth. In October 2022, we launched the Impact Platform, which is our new interactive AAP platform based on technology we acquired from Strive Talent, Inc. in fiscal 2021. We believe our investments in technology, content, and people will also generate future growth in fiscal 2023 and beyond.

Our consolidated revenue for fiscal 2022 year grew 17 percent, or $38.7 million, to $262.8 million compared with $224.2 million in the prior year. Our sales in fiscal 2022 increased primarily due to strong sales of subscription and subscription services, including a strong recovery of onsite training days. Despite unfavorable exchange rate fluctuations and ongoing challenges in the macroeconomic and operating environment during fiscal 2022, especially in Asia, our AAP and Leader in Me membership revenues increased compared with fiscal 2021 and each of our operating segments were able to increase sales over the prior year. On a constant currency basis, our sales for fiscal 2022 increased 18 percent to $265.5 million. Our revenue growth in fiscal 2022 was driven primarily by a combination of contract renewals, expansions, and new customers as price increases did not have a material impact on our sales growth over fiscal 2021.

Enterprise Division sales for the year increased 15 percent, or $25.8 million, to $194.4 million compared with $168.6 million in the prior year, and were driven primarily by increased AAP revenues and recovering licensee and international direct office revenues. All Access Pass subscription and subscription services sales grew 28 percent in fiscal 2022, licensee revenues increased 17 percent, or $1.5 million, and international direct office sales increased four percent, or $1.4 million, compared with fiscal 2021. Education Division revenues increased 26 percent, or $13.0 million, to $61.9 million compared with $48.9 million in the prior year. Our Education Division subscription and subscription related revenue, which primarily consists of the Leader in Me membership and consulting days invoiced with the Leader in Me online service, increased 29 percent compared with fiscal 2021. As previously mentioned, the Education Division added a record 739 new Leader in Me schools in the United States and Canada during fiscal 2022.

At August 31, 2022, we had $102.4 million of deferred revenue compared with $88.6 million at August 31, 2021. Our deferred revenue noted above at August 31, 2022 and August 31, 2021 each includes $2.7 million of deferred revenue that was classified as long-term based on expected recognition. Total deferred subscription revenue increased 14 percent, or $11.0 million, to $88.1 million at August 31, 2022. Our unbilled deferred revenue at August 31, 2022 grew 30 percent to $65.4 million compared with $50.4 million at the end of fiscal 2021. At August 31, 2022, the sum of our deferred subscription revenue plus unbilled deferred subscription revenue grew 20 percent, or $26.0 million, to $153.4 million compared with $127.4 million at August 31, 2021. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated net sales by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2022	Change	2021	Change	2020
Enterprise Division:
Direct offices	$183,845	15	$159,608	14	$139,780
International licensees	10,551	17	9,036	7	8,451
	194,396	15	168,644	14	148,231
Education Division	61,852	26	48,902	13	43,405
Corporate and other	6,593	-	6,622	(3)	6,820
Consolidated sales	$262,841	17	$224,168	13	$198,456

Gross profit consists of net sales less the cost of services provided or the cost of goods sold. Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs; amortization of previously capitalized curriculum development costs; content royalties; materials used in the production of training products and related assessments; manufacturing labor costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Consolidated cost of sales in fiscal 2022 totaled $60.9 million compared with $51.3 million for fiscal 2021. Our gross profit for the fiscal year ended August 31, 2022 increased 17 percent, or $29.0 million, to $201.9 million, compared with $172.9 million in fiscal 2021, and increased primarily due to increased sales as described above. Our gross margin in fiscal 2022 remained strong at 76.8 percent of sales compared with 77.1 percent in the prior year.

Our operating expenses in fiscal 2022 increased $13.4 million compared with fiscal 2021 primarily due to a $14.8 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percentage of revenue, our SG&A expenses in fiscal 2022 decreased to 60.8 percent compared with 64.7 percent in fiscal 2021. Our SG&A expenses increased primarily due to increased associate costs resulting from new personnel and increased salaries; increased commissions on higher sales; increased travel expense; increased curriculum development expense; and increased marketing and advertising expenses. At August 31, 2022, we had 300 client partners compared with 273 at August 31, 2021.

Our fiscal 2022 income from operations improved 192 percent, or $15.6 million, to $23.7 million compared with $8.1 million in the prior year. Fiscal 2022 pre-tax income was $22.1 million compared with $6.1 million in fiscal 2021, reflecting the items noted above.

Our effective income tax rate for fiscal 2022 was approximately 16 percent compared with an effective benefit rate of approximately 124 percent in fiscal 2021 on pre-tax income of $6.1 million. Our unusual income tax benefit in fiscal 2021 was primarily the result of a $10.5 million reduction in the valuation allowance against certain deferred tax assets, based on a return to a three-year cumulative pre-tax income measurement during fiscal 2021, and the outlook for continued strong financial performance. Our effective rate in fiscal 2022 benefitted from decreasing the valuation allowances against other deferred tax assets during the year.

Net income for the year ended August 31, 2022 was $18.4 million, or $1.27 per diluted share, compared with $13.6 million, or $0.96 per diluted share, in the prior year. Our Adjusted EBITDA for fiscal 2022 increased 51 percent, or $14.2 million, to $42.2 million compared with $28.0 million in fiscal 2021, reflecting the above-noted factors.

Further details regarding these items can be found in the comparative analysis of fiscal 2022 with fiscal 2021 as discussed within this Management’s Discussion and Analysis.

Our liquidity, financial position, and capital resources remained strong during fiscal 2022. At August 31, 2022, we had $60.5 million of cash, with no borrowings on our $15.0 million revolving credit facility, compared with $47.4 million of cash, and no borrowings on our revolving credit facility, at August 31, 2021. Cash flows from operating activities remained strong and increased 13 percent to $52.3 million for fiscal 2022 compared with $46.2 million in the prior year. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found within this Management’s Discussion and Analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2021 compared with fiscal 2020, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission on November 12, 2021.

Impact of the COVID-19 Pandemic on Our Financial Statements

COVID-19 was first identified in China during December 2019, and subsequently declared a pandemic by the World Health Organization. Since its discovery, COVID-19 and its variants have surfaced in nearly all regions around the world and have resulted in government-imposed travel restrictions and business slowdowns or shutdowns in affected areas. These closures had a significant adverse impact on our business beginning in the third quarter of fiscal 2020. After a strong start to fiscal 2020, our sales in the third and fourth quarters decreased 29 percent compared with the third and fourth quarters of fiscal 2019.

However, as individuals and businesses began adapting to pandemic-related circumstances, our business also began to recover. Driven by primarily by previous changes to a subscription-based business model, we were able to quickly pivot to delivering content live-online and through our other digital modalities. As a result, our subscription service clients are able to access content and programs from remote locations, which allows continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions. The ability to deliver high-quality content to our clients, combined with adaptations to the pandemic and loosening restrictions provided a path to recovery in fiscal 2021 and our sales increased 13 percent compared with fiscal 2020. Through successful efforts to contain costs and reduced travel expense, our profitability also improved significantly in fiscal 2021.

The momentum and recovery achieved in fiscal 2021 provided a strong foundation for fiscal 2022 as our sales and profitability improved over fiscal 2021, as previously discussed. However, certain areas of our operations continue to be adversely impacted from the lingering effects of the pandemic. Our direct offices in China and Japan, and many of our international licensee partners continue to experience significant business disruptions from continued governmental and individual efforts to address the ongoing impact of the COVID-19 virus and its variants. While we remain optimistic about the future, continued “zero tolerance” and similar policies may continue to hamper business activity in fiscal 2023 and in future periods in certain countries and geographic regions through implementation of additional lockdowns or restrictions. We will continue to monitor developments related to the COVID-19 pandemic, including personnel and supply chain issues, and their actual and potential impacts on our financial position, results of operations, and liquidity.

Key Strategic Objectives

We believe following key strategic priorities will position us for continued growth in fiscal 2023 and beyond:

•Increase the Impact and Scale of Our Solutions – We intend to build the capabilities to dramatically increase the impact and scale of our solutions with significant investments in people, content, and technology. During fiscal 2023 and future periods, we expect to hire new leaders, salespeople, and team members; offer new and refreshed content and solutions; launch the new Impact Platform, which is built on the technology we acquired from Strive in fiscal 2021; work to integrate content, client personnel, and technology in a manner that will help our clients build winning cultures; and launch a new version of The Leader in Me curriculum through our Education Division. We consistently seek to provide our clients world-class solutions, using the best technology, that will allow them to transform their organizations into high performing entities.

•Refresh our Brand and Messaging – We are focused on telling our story more broadly and powerfully, with the goal of helping significantly more people understand what we do and how we can help them. In January 2022, we launched a new brand that was designed to reflect our development into content and technology while retaining our connection to the principles that have driven our growth over the years. The new branding has brought more visitors to our website, registered more people for our marketing events, and generated more thought leadership guide downloads than ever before. We seek to increase the visibility of our services to a much larger audience and believe these efforts will provide added opportunities in the training marketplace.

•Accelerate the Flywheel – We seek to build on the momentum of our subscription businesses, which are centered around the All Access Pass in the Enterprise Division and the Leader in Me membership in the Education Division. During fiscal 2022, we achieved our highest logo and revenue retention and delivered the most training and coaching in our history. Additionally, we added the most new schools in our history and had close to the highest level of school retention in history. With millions of AAP users throughout thousands of organizations globally and many thousands of students in schools around the world, we believe that our growth and building momentum have established a strong foundation for future growth and accelerating the “flywheel” of results for our clients, associates, and shareholders.

•Invest in and Expand Our Culture – We believe that we are the workplace of choice for achievers with heart. During fiscal 2022 we sought to expand and improve our culture by launching a new set of corporate values, focusing our teams on making a culture commitment, and standardizing our communication and collaboration toolset. We strive to maintain a culture that provides a great place to work and allows individuals to contribute their best talents and abilities. We believe this atmosphere produces better solutions for our clients and feelings of well-being and satisfaction for our associates. Through our efforts to improve our culture, we have made great progress in our diversity, equity, and inclusion initiatives and created a welcoming environment for the many new and talented associates that joined us during fiscal 2022.

We believe the pursuit of these strategic priorities will enable us to be the most trusted leadership company in the world by providing world-class solutions to our clients that will improve their organizations, by creating a rewarding and appealing environment for our associates, and by driving results that will provide return to our shareholders.

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

YEAR ENDED
AUGUST 31,	2022	2021	2020
Sales	100.0	100.0	100.0
Cost of sales	23.2	22.9	26.7
Gross profit	76.8	77.1	73.3

Selling, general, and administrative	60.8	64.7	65.5
Stock-based compensation	3.2	3.8	(0.3)
Restructuring costs	-	-	0.8
Depreciation	1.9	2.8	3.4
Amortization	2.0	2.2	2.3
Total operating expenses	67.9	73.5	71.7
Income from operations	8.9	3.6	1.6
Interest income	-	-	-
Interest expense	(0.6)	(0.9)	(1.2)
Income before income taxes	8.4	2.7	0.4

FISCAL 2022 COMPARED WITH FISCAL 2021 RESULTS OF OPERATIONS

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

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$183,845	100.0	$159,608	100.0	$24,237
Cost of sales	35,794	19.5	30,192	18.9	5,602
Gross profit	148,051	80.5	129,416	81.1	18,635
SG&A expenses	110,554	60.1	101,468	63.6	9,086
Adjusted EBITDA	$37,497	20.4	$27,948	17.5	$9,549

During fiscal 2022, our Direct Office segment sales increased 15 percent to $183.8 million compared with $159.6 million in fiscal 2021. The increase is the result of strong performance in our offices in the United States and Canada which grew 19 percent in fiscal 2022, and sales growth from our international direct offices which increased four percent over the prior year. During fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 28 percent over fiscal 2021 to $144.5 million, while annual AAP revenue retention remained well above 90 percent. We are encouraged by this momentum as invoiced sales in the U.S./Canada direct offices were the highest ever recorded in a quarterly period during our second quarter of fiscal 2022 and were very strong during the rest of fiscal 2022. Strong AAP sales were reflected by significant increases in billed and unbilled deferred revenue during the fiscal year. We believe the continued increase in invoiced AAP and other subscription sales, which are initially deferred and recognized on the balance sheet, provide a significant base for continued revenue growth in future periods.

The performance of our international direct offices during fiscal 2022 was directly related to the level of recovery from the pandemic and corresponding business activity in each country. For fiscal 2022, sales increased in each of our international direct offices, except for China, which had a resurgence of COVID cases during fiscal 2022 and enacted strict lockdown measures to mitigate the spread of the virus. Sales growth during fiscal 2022 was led by our office in the United Kingdom, which grew 41 percent compared with fiscal 2021 and was followed by strong growth at our offices in Australia, and Germany/Switzerland/Austria. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices is expected to be slowed by mandated restrictions aimed to curb the ongoing pandemic and prevailing economic conditions in those countries. Foreign exchange rates had a $2.0 million unfavorable impact on our Direct Office sales and a $0.5 million adverse effect on operating income during fiscal 2022.

Gross Profit. Direct Office gross profit increased primarily due to sales growth as previously described. Direct Office gross margin remained strong, and was 80.5 percent compared with 81.1 percent in the prior year.

SG&A Expense. Direct Office SG&A expense for fiscal 2022 increased primarily due to increased associate costs from new personnel and increased salaries; increased commissions on higher sales; the acquisition of Strive Talent, Inc., which was completed in the third quarter of fiscal 2021; increased platform and content development expense; and increased travel costs.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$10,551	100.0	$9,036	100.0	$1,515
Cost of sales	1,169	11.1	1,309	14.5	(140)
Gross profit	9,382	88.9	7,727	85.5	1,655
SG&A expenses	4,418	41.9	4,141	45.8	277
Adjusted EBITDA	$4,964	47.0	$3,586	39.7	$1,378

Sales. Our international licensee revenues are primarily comprised of royalty revenues. During fiscal 2022, our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover from the pandemic. The ongoing recovery led to improved licensee royalty revenues and continued increases in our share of AAP sales. Compared with the prior year, our royalty revenues increased 11 percent and our share of AAP revenues increased by 108 percent to $1.4 million. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. Partially offsetting these increases were decreased service revenues through our licensee support team and decreased wholesale product sales. Foreign exchange rates had a $0.4 million unfavorable impact on international licensee revenues and operating results during fiscal 2022.

Gross Profit. Gross profit increased primarily due to increased royalty revenues and AAP revenues as previously described. Gross margin improved primarily due to the mix of revenue recognized during fiscal 2022, which included more royalty and AAP revenues and less licensee support and product revenues than the prior year.

SG&A Expense. International licensee SG&A expenses increased slightly due to additional spending on technology, development, and various other shared service costs.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations, which are focused on sales to educational institutions, and includes our widely acclaimed Leader in Me program designed for students primarily in K-6 elementary schools. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2022	Sales	2021	Sales	Change
Sales	$61,852	100.0	$48,902	100.0	$12,950
Cost of sales	20,646	33.4	16,131	33.0	4,515
Gross profit	41,206	66.6	32,771	67.0	8,435
SG&A expenses	32,798	53.0	27,953	57.2	4,845
Adjusted EBITDA	$8,408	13.6	$4,818	9.9	$3,590

Sales. Education Division sales for fiscal 2022 grew 26 percent, or $13.0 million, on the strength of increased Leader in Me subscription revenues and subscription services, including coaching and consulting, and sales of materials used by schools in connection with their membership subscription. During fiscal 2022, the Education Division added a record 739 new Leader in Me schools in the United States and Canada, which is a 29 percent increase over fiscal 2021, and retained nearly 90 percent of its existing Leader in Me schools in the United States and Canada. Education Division subscription and subscription related revenue increased 29 percent compared with fiscal 2021. Following the challenges in the educational environment over the past couple of years related to the pandemic and its recovery, we were very encouraged by the growth of our Education Division during fiscal 2022 and believe this growth sets a strong foundation for future sales growth as schools and districts realize the value of the Leader in Me membership for both students and teachers. Foreign exchange rates had a $0.1 million unfavorable impact on Education Division sales and operating income during fiscal 2022. As of August 31, 2022, the Leader in Me program is used in over 3,300 schools in the United States and Canada, compared with nearly 2,900 schools at August 31, 2021.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin remained strong at 66.6 percent of sales compared with 67.0 percent in the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs from additional commission expense on improved sales, additional sales support headcount, and increased salaries compared with the prior year. In addition, travel expenses rose due to increased travel days by associates compared with the pandemic periods and an increase in the costs of traveling.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $1.3 million compared with the prior year primarily due to the full depreciation of certain assets during the fiscal year and reduced capital expenditures in the past couple of years. We currently expect depreciation expense will total approximately $5.7 million in fiscal 2023.

Amortization – Amortization expense increased $0.3 million compared with fiscal 2021 primarily due to the acquisition of Strive Talent, Inc. during the third quarter of fiscal 2021. We currently expect amortization expense will total $4.3 million during fiscal 2023.

Interest Expense – Our interest expense during fiscal 2022 decreased $0.4 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on our corporate campus) compared with the prior year. However, rising interest rates in future periods may partially offset the benefit of lower debt balances during fiscal 2023 and future periods.

Income Taxes

Our effective income tax expense rate for the fiscal year ended August 31, 2022 was approximately 16 percent, compared with an income tax benefit rate of approximately 124 percent in fiscal 2021. Our effective income tax rate for fiscal 2022 was lower than the statutory rate due primarily to a $2.8 million decrease in the valuation allowance against our deferred income tax assets and a $0.6 million benefit for share-based compensation deductions in excess of the corresponding book expense. These tax benefits were partially offset by tax expense of $1.2 million for non-deductible executive compensation. The income tax benefit rate recognized in fiscal 2021 was primarily due to a $10.5 million decrease in the valuation allowance against our deferred income tax assets and a $0.5 million tax benefit from the exercise of stock options, which were partially offset by a $0.8 million reduction in foreign tax credit carryforwards.

We paid $3.2 million in cash for income taxes during fiscal 2022. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2022 and 2021. The quarterly consolidated financial data reflects, in the opinion of management, all normal and recurring adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2022
	November 30	February 28	May 31	August 31
Net sales	$61,259	$56,599	$66,176	$78,806
Gross profit	47,598	44,114	51,132	59,067
Selling, general, and administrative	39,343	38,061	42,637	48,027
Depreciation	1,279	1,190	1,217	1,217
Amortization	1,431	1,346	1,329	1,160
Income from operations	5,545	3,517	5,949	8,663
Income before income taxes	5,114	3,106	5,565	8,280
Net income	3,812	1,878	7,162	5,578

Net income per share:
Basic	$0.27	$0.13	$0.51	$0.40
Diluted	0.27	0.13	0.51	0.39

YEAR ENDED AUGUST 31, 2021
	November 30	February 28	May 31	August 31
Net sales	$48,324	$48,162	$58,736	$68,945
Gross profit	36,386	37,340	45,907	53,268
Selling, general, and administrative	33,683	33,623	40,132	46,166
Depreciation	1,741	1,740	1,423	1,286
Amortization	1,131	1,133	1,238	1,503
Income (loss) from operations	(169)	844	3,114	4,313
Income (loss) before income taxes	(713)	320	2,605	3,864
Net income (loss)	(892)	(46)	12,754	1,807

Net income (loss) per share:
Basic and diluted	$(0.06)	$(0.00)	$0.90	$0.13

In normal operating years, our fourth quarter typically has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education Division (when school administrators and faculty have professional development days) and from increased sales that typically occur during that quarter resulting from year-end incentive programs. Overall, subscription service and training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods. Quarterly fluctuations may also be affected by other factors including increased subscription sales, the introduction of new offerings, pandemics or other natural disasters, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

For more information on our quarterly results of operations, refer to our quarterly reports on Form 10-Q as filed with the SEC. Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash balance at August 31, 2022 totaled $60.5 million, with no borrowings on our $15.0 million revolving credit facility. Of our $60.5 million in cash at August 31, 2022, $16.9 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, debt payments, capital expenditures (including curriculum development), working capital expansion, business acquisitions, and contingent payments from previous business acquisitions.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Total cash provided by (used for):
Operating activities	$52,254	$46,177	$27,563
Investing activities	(5,331)	(14,315)	(11,865)
Financing activities	(32,670)	(11,479)	(16,557)
Effect of exchange rates on cash	(1,153)	(103)	297
Increase (decrease) in cash and
cash equivalents	$13,100	$20,280	$(562)

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

•Reduce the interest rate for borrowings from LIBOR plus 3.0 percent to LIBOR plus 1.85 percent, which was the original rate on the 2019 Credit Agreement. The unused credit commitment fee also returns to the previously established 0.2 percent. The 2019 Credit Agreement contains provisions for adopting alternative interest rate measures when LIBOR is discontinued, which we do not believe will have a material impact on our interest expense.

The Consent and Second Modification Agreement did not change any repayment or credit availability terms on the 2019 Credit Agreement.

At August 31, 2022, our reinstated debt covenants consist of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150 percent of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements. In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At August 31, 2022, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term loan obligations and notes payable to the former owners of Strive Talent, Inc., we have a long-term lease on our corporate campus that is accounted for as a financing obligation. For further information on our debt and leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2022.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business. The primary uses of cash for operating activities were payments for selling, general, and administrative expenses; payments for direct costs necessary to conduct training programs; payments to suppliers for materials used in training manuals sold; and to fund working capital needs. During fiscal 2022, our cash provided by operating activities increased 13 percent to $52.3 million compared with $46.2 million in fiscal 2021. The increase was primarily due to improved operating income, strong collections of accounts receivable, and favorable changes in working capital. Despite ongoing pandemic conditions in certain countries, our collection of accounts receivable remained strong during fiscal 2022 and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows from Investing Activities and Capital Expenditures

Our cash used for investing activities during fiscal 2022 totaled $5.3 million. The primary uses of cash for investing activities during the year were purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment during fiscal 2022 consisted primarily of computer hardware and software, and leasehold improvements on our corporate campus. We expect to continue investing in our content and delivery modalities, including the AAP and Leader in Me subscription service portals, and also expect to make required leasehold improvements on our corporate campus in future periods. We currently anticipate that our purchases of property and equipment will total $7.6 million in fiscal 2023.

We spent $2.2 million during fiscal 2022 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will increase in future periods and will total $9.5 million during fiscal 2023.

Cash Flows from Financing Activities

During the fiscal year ended August 31, 2022, our net cash used for financing activities totaled $32.7 million. Our primary uses of financing cash during fiscal 2022 included $23.9 million for purchases of our common stock for treasury, $8.7 million used for principal payments on our term loans, financing obligation, and Strive note payable, and $1.4 million of cash used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during fiscal 2022 were comprised of $20.3 million from open market purchases and $3.5 million for shares withheld from participants to pay statutory income taxes on stock-based compensation awards which were distributed during fiscal 2022. Partially offsetting these uses of cash were $1.3 million of proceeds from Employee Stock Purchase Plan participants to purchase shares of our stock during fiscal 2022.

On November 15, 2019, our Board of Directors approved a new plan to purchase up to $40.0 million of the Company’s outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. At August 31, 2022, we had $19.5 million of authorized purchases remaining under this board-approved plan. Our uses of financing cash during fiscal 2023 are expected to include required payments on our term loans, financing obligation, note payable from the acquisition of Strive, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock for treasury.

The Inflation Reduction Act of 2022 imposes a one percent excise tax on purchases of our common stock beginning on January 1, 2023. This new tax may reduce the number of shares that we purchase on the open market in future periods through our approved common stock purchase plan. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources and market conditions, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to meet our projected capital expenditures, repay amounts borrowed on our 2019 Credit Agreement, service our existing financing obligation, and meet other working capital requirements during fiscal 2023 from current cash balances, future cash flows from operating activities, and available borrowings from our revolving line of credit. Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures. At August 31, 2022, we had $15.0 million of available borrowing capacity on our revolving line of credit. Our 2019 Credit Agreement expires in August 2024 and we expect to renew or amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital. However, the COVID-19 pandemic and other macroeconomic difficulties has created uncertainty in capital markets, which may limit our ability to access liquidity on favorable terms, or at all.

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

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. As discussed above, general economic conditions indicate that future inflationary pressure may affect these expenditures. Our material cash requirements include the following:

•Associate and Consultant Compensation – Associate and consultant compensation is our largest recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable (commissions, bonuses, etc.) elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2022, we expensed approximately $161 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of sales. These associate costs include variable compensation such as commissions, incentives, and bonuses, and may fluctuate from year-to-year.

•Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, and utilize various software. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $8 million for information technology software and hardware during fiscal 2022. We expect spending related to our AAP subscription and Leader in Me membership service portals to increase in future years.

•Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $7 million (excluding compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2022.

•Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2022, we paid $3.2 million in cash for income taxes during fiscal 2022. Our use of cash for income taxes in future periods depends upon our profitability and our ability to utilize tax assets such as net operating loss carryforwards and foreign income tax credits.

•Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2022 in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2023	2024	2025	2026	2027	Thereafter	Total
Required lease payments on
corporate campus	$3,952	$4,031	$3,301	$-	$-	$-	$11,284
Term loans payable to bank(1)	5,308	5,097	-	-	-	-	10,405
Strive contingent
compensation(2)(3)	1,133	720	740	760	-	-	3,353
Strive note payable	835	835	835	835	-		3,340
Purchase obligations	2,568	-	-	-	-	-	2,568
Minimum operating lease
payments	633	422	97	13	-	-	1,165
Jhana contingent consideration
payments(2)	729	-	-	-	-	-	729
	$15,158	$11,105	$4,973	$1,608	$-	$-	$32,844

(1)Payment amounts shown include interest at 4.2 percent, which is the current rate on our term loan obligations under the 2019 Credit Agreement and the Consent and Second Modification Agreement.

(2)The payment of contingent consideration resulting from prior business acquisitions is based on current estimates and projections. We reassess the fair value of estimated contingent consideration payments each quarter based on available information. The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

(3)Contingent compensation from the acquisition of Strive Talent, Inc. is based on current estimates and projections and includes a $1.0 million bonus payable to Strive employees that are employed 18 months from the acquisition date. After forfeitures and early payments, this amount is expected to be $0.6 million in fiscal 2023. The actual payment of Strive contingent compensation amounts may differ in amount and timing from those shown in the table and we may pay these obligations with shares of our common stock or in cash at our sole discretion.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts and may adversely impact our financial results. For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2022 would decrease our reported income from operations by approximately $0.4 million.

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

We tested goodwill for impairment at August 31, 2022 at the reporting unit level using a qualitative approach. We determined that it was more likely than not that the fair value of each of our reporting units was more than their carrying values. This determination required judgment to estimate future cash flows and operating results and considered current operating results, expected future operating results, and various other factors such as macroeconomic conditions. Some of these factors are not within our control.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment analysis during fiscal 2022, we determined that no impairment existed at August 31, 2022, as we determined that it was more likely than not that each reportable operating segment’s estimated fair value exceeded its carrying value. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period. Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability. These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods. For instance, during fiscal 2022 we recorded $0.1 million of net increases to the fair value of our contingent consideration liabilities compared with $0.2 million of increases during fiscal 2021, and approximately $49,000 of decreases in fiscal 2020. Changes to the fair value of contingent consideration liabilities are recorded as a component of SG&A expenses.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2022, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass and Impact Platform; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. During the fiscal years ended August 31, 2022, 2021, and 2020, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

Our long-term liabilities primarily consist of term loans payable obtained from the lender on our 2019 Credit Agreement, a long-term lease agreement (financing obligation) associated with the previous sale of our corporate headquarters, a note payable to the former owners of Strive, amounts borrowed on our revolving credit facility, deferred income taxes, and contingent consideration payments resulting from our business acquisitions. Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or on our revolving line of credit facility, and the prevailing interest rate on these instruments. The effective interest rate on the term loans and our revolving line of credit facility was 4.2 percent at August 31, 2022, and we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on our term loans payable at August 31, 2022 would result in approximately $0.1 million of additional interest expense in fiscal 2023. We did not have borrowings on our revolving credit facility at August 31, 2022 and our other obligations have fixed interest rates. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent and our note payable to the former owners of Strive has a fixed discount rate of 3.6 percent. Our other long-term liabilities do not include an interest component.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2022, of the Company and our report dated November 14, 2022, expressed an unqualified opinion on those financial statements.

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

November 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 14, 2022

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2022	2021
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$60,517	$47,417
Accounts receivable, less allowance for doubtful accounts of $4,492 and $4,643	72,561	70,680
Inventories	3,527	2,496
Prepaid expenses	4,711	3,252
Other current assets	14,567	12,863
Total current assets	155,883	136,708

Property and equipment, net	9,798	11,525
Intangible assets, net	44,833	50,097
Goodwill	31,220	31,220
Deferred income tax assets	4,686	4,951
Other long-term assets	12,735	15,153
	$259,155	$249,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,199	2,887
Accounts payable	10,864	6,948
Deferred subscription revenue	85,543	74,772
Other deferred revenue	14,150	11,117
Accrued liabilities	34,205	34,980
Total current liabilities	153,796	136,539

Notes payable, less current portion	7,268	12,975
Financing obligation, less current portion	7,962	11,161
Other liabilities	7,116	8,741
Deferred income tax liabilities	199	375
Total liabilities	176,341	169,791

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	220,246	214,888
Retained earnings	82,021	63,591
Accumulated other comprehensive income (loss)	(542)	709
Treasury stock at cost, 13,203 shares and 12,889 shares	(220,264)	(200,678)
Total shareholders’ equity	82,814	79,863
	$259,155	$249,654

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2022	2021	2020
In thousands, except per-share amounts

Net sales	$262,841	$224,168	$198,456
Cost of sales	60,929	51,266	53,086
Gross profit	201,912	172,902	145,370

Selling, general, and administrative	159,783	144,988	129,979
Stock-based compensation	8,286	8,617	(573)
Restructuring costs	-	-	1,636
Depreciation	4,903	6,190	6,664
Amortization	5,266	5,006	4,606
Income from operations	23,674	8,101	3,058

Interest income	65	73	56
Interest expense	(1,675)	(2,099)	(2,318)
Income before income taxes	22,064	6,075	796
Benefit (provision) for income taxes	(3,634)	7,548	(10,231)
Net income (loss)	$18,430	$13,623	$(9,435)

Net income (loss) per share:
Basic	$1.30	$0.97	$(0.68)
Diluted	1.27	0.96	(0.68)

Weighted average number of common shares:
Basic	14,147	14,090	13,892
Diluted	14,555	14,143	13,892

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$18,430	$13,623	$(9,435)
Foreign currency translation adjustments, net of income
tax benefits of $176, $11, and $16	(1,251)	68	372
Comprehensive income (loss)	$17,179	$13,691	$(9,063)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2022	2021	2020
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,430	$13,623	$(9,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,169	11,196	11,270
Amortization of capitalized curriculum development costs	3,354	3,445	3,949
Deferred income taxes	121	(9,790)	9,094
Stock-based compensation expense	8,286	8,617	(573)
Change in the fair value of contingent consideration liabilities	68	193	(49)
Amortization of right-of-use operating lease assets	913	1,003	331
Changes in assets and liabilities, net of effect of acquired businesses:
Decrease (increase) in accounts receivable, net	(2,406)	(14,266)	17,142
Decrease (increase) in inventories	(1,048)	463	552
Decrease in receivable from related party	-	-	26
Increase in prepaid expenses and other assets	(2,692)	(880)	(767)
Increase (decrease) in accounts payable and accrued liabilities	4,358	14,372	(5,464)
Increase in deferred revenue	14,245	19,788	2,806
Increase (decrease) in income taxes payable/receivable	138	273	(794)
Decrease in other liabilities	(1,682)	(1,860)	(525)
Net cash provided by operating activities	52,254	46,177	27,563

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,177)	(1,602)	(4,183)
Capitalized curriculum development costs	(2,154)	(2,504)	(5,082)
Acquisition of businesses, net of cash acquired	-	(10,209)	-
Purchase of note receivable from bank (Note 17)	-	-	(2,600)
Net cash used for investing activities	(5,331)	(14,315)	(11,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	-	14,870
Payments on line of credit borrowings	-	-	(14,870)
Proceeds from term notes payable financing	-	-	5,000
Principal payments on notes payable	(5,835)	(5,000)	(5,000)
Principal payments on financing obligation	(2,887)	(2,600)	(2,335)
Purchases of common stock for treasury	(23,850)	(2,971)	(13,971)
Payment of contingent consideration liabilities	(1,434)	(1,981)	(1,297)
Proceeds from sales of common stock held in treasury	1,336	1,073	1,046
Net cash used for financing activities	(32,670)	(11,479)	(16,557)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,153)	(103)	297
Net increase (decrease) in cash and cash equivalents	13,100	20,280	(562)
Cash and cash equivalents at beginning of the year	47,417	27,137	27,699
Cash and cash equivalents at end of the year	$60,517	$47,417	$27,137

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,210	$1,766	$2,057
Cash paid for interest	1,655	2,069	2,280

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$529	$399	$35
License rights acquired through royalties payable financing	-	-	4,009
Use of notes receivable to modify revenue contract (Note 17)	-	-	3,246

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income (Loss)	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2019	27,056	$1,353	$215,964	$59,403	$269	(13,087)	$(194,975)
Issuance of common stock from
treasury			(3,138)			291	4,184
Purchase of treasury shares						(400)	(13,971)
Unvested share award			(333)			21	333
Stock-based compensation			(573)
Cumulative translation
adjustments					372
Net loss				(9,435)
Balance at August 31, 2020	27,056	1,353	211,920	49,968	641	(13,175)	(204,429)
Issuance of common stock from
treasury			(5,213)			405	6,286
Purchase of treasury shares						(147)	(2,971)
Unvested share award			(436)			28	436
Stock-based compensation			8,617
Cumulative translation
adjustments					68
Net income				13,623
Balance at August 31, 2021	27,056	1,353	214,888	63,591	709	(12,889)	(200,678)
Isscouance of common stock from
treasury			(2,719)			258	4,055
Purchase of treasury shares						(585)	(23,850)
Unvested share award			(209)			13	209
Stock-based compensation			8,286
Cumulative translation
adjustments					(1,251)
Net income				18,430

Balance at August 31, 2022	27,056	$1,353	$220,246	$82,021	$(542)	(13,203)	$(220,264)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in organizational performance improvement. We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.” We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, The Four Disciplines of Execution, and Multipliers, and proprietary content in the areas of Leadership, Execution, Productivity, Sales Performance, and Educational improvement. Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report. Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. We did not hold a significant amount of investments that would be considered cash equivalent instruments at either August 31, 2022 or 2021. Of our $60.5 million in cash at August 31, 2022, $16.9 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

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

AUGUST 31,	2022	2021
Finished goods	$3,519	$2,468
Raw materials	8	28
	$3,527	$2,496

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2022	2021
Deferred commissions	$12,598	$10,991
Other current assets	1,969	1,872
	$14,567	$12,863

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2022	2021
Land and improvements	$1,312	$1,312
Buildings	30,038	30,059
Machinery and equipment	543	915
Computer hardware and software	26,030	29,127
Furniture, fixtures, and leasehold
improvements	9,287	9,426
	67,210	70,839
Less accumulated depreciation	(57,412)	(59,314)
	$9,798	$11,525

We expense costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are recorded in income from operations. Depreciation of capitalized subscription portal costs is included in depreciation expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived tangible assets and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires us to use estimates of future cash flows. If forecasts and assumptions used to support the realizability of our long-lived tangible and finite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition. There were no long-lived asset impairment charges during any of the periods presented in this report.

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2022 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

Goodwill is recorded when the purchase price for a business acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. We test goodwill for impairment each year on August 31 or upon the occurrence of events or changes in circumstances which indicate that goodwill may be impaired. Goodwill is assigned to our reporting units, which are our operating segments, where discrete financial information is available that is regularly reviewed by management to evaluate segment performance.

During the annual impairment testing process, we have the option to first perform a qualitative assessment (commonly referred to as Step Zero) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. At August 31, 2022, we completed a Step

Zero assessment and concluded there were no indicators of impairment. Refer to Note 5, Intangible Assets and Goodwill for further information on our goodwill.

When we perform a quantitative analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the difference. The estimated fair value of each reporting unit is calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies. In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our internal plan and assume a terminal growth rate thereafter. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable and constitute Level 3 fair value measures.

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

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2022, which totaled $2.2 million, was primarily for various Education practice offerings and content for the AAP. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $5.0 million and $6.2 million at August 31, 2022 and 2021. Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2022	2021
Accrued compensation	$20,608	$17,955
Other accrued liabilities	13,597	17,025
	$34,205	$34,980

Contingent Consideration Payments from Business Acquisitions

Business acquisitions may include contingent consideration payments based on various future financial measures related to the acquired entity. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in selling, general, and administrative expense in our consolidated statements of operations and comprehensive income (loss), and may have a material impact on our operating results. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving various payment criteria.

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction losses totaled $0.5 million, $0.1 million, and $0.1 million for the fiscal years ended August 31, 2022, 2021, and 2020, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income (loss).

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

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $4.8 million, $4.0 million, and $3.3 million for the fiscal years ended August 31, 2022, 2021, and 2020.

Restructuring Costs

During the fourth quarter of fiscal 2020, we restructured certain information technology, central operations, and marketing functions. We incurred $1.6 million of severance costs related to these restructuring activities. At August 31, 2022, we had less than $0.1 million of remaining accrued restructuring costs, which are expected to be paid during fiscal 2023.

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

Accounting Pronouncements Issued and Adopted

Income Taxes

On September 1, 2021, we adopted Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Credit Losses on Financial Instruments

On September 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Topic 326). This new standard is intended to improve financial reporting by requiring more timely recognition of credit losses on trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current economic conditions, and reasonable and supportable forecasts. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures. For further information on our receivables, refer to Note 4, Accounts Receivable.

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

The Company determines the amount of revenue to be recognized through application of the following steps:

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

Subscription Revenues

Subscription revenues primarily relate to the Company’s AAP and the Leader in Me membership offerings. We have determined that it is most appropriate to account for the AAP as a single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer. This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform.

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

Contract Balances

As described above, our subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred subscription revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are a component of our other deferred revenue. Our deferred subscription revenue and our other deferred revenue totaled $102.4 million at August 31, 2022 and $88.6 million at August 31, 2021, of which $2.7 million was classified as components of other long-term liabilities at each of August 31, 2022 and August 31, 2021, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $88.1 million at August 31, 2022 and $77.0 million at August 31, 2021. During the fiscal years ended August 31, 2022 and 2021, we recognized $123.1 million and $99.5 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2022 we had $153.4 million of remaining performance obligations, including $88.1 million of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue. At August 31, 2022, we have $13.8 million of capitalized direct commissions, of which $12.6 million is included in other current assets and $1.2 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2022, we capitalized $18.1 million of commission costs to obtain revenue contracts and amortized $16.4 million of deferred commissions to selling, general, and administrative expense. At August 31, 2021, we had $12.1 million of capitalized direct sales commissions with $11.0 million included in other current assets and $1.1 million included in other long-term liabilities.

Refer to Note 16, Segment Information, to these consolidated financial statements for our disaggregated revenue information.

3. ACQUISITION OF STRIVE TALENT, INC.

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

•A maximum of approximately $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the AAP subscription and subscription services revenues during the five-year period measurement ending in May 2026. The contingent earn out payments are conditional upon the continued employment of former principal owner of Strive over the first four years of the measurement period. These payments may be made in either cash or shares of our common stock at our sole discretion.

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

The goodwill generated by the Strive acquisition is primarily attributable to the technology, content, and software development capabilities that complement our existing AAP subscription and was allocated to our operating segments based on relative fair value. None of the goodwill or intangible assets generated by the acquisition of Strive are expected to be deductible for income tax purposes. Acquisition costs totaled $0.3 million and were recorded in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the fiscal year ended August 31, 2021.

4. ACCOUNTS RECEIVABLE

Our trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses as described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. Under the guidance found in ASC Topic 326, the “expected credit loss” model replaced the previous “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the lives of our trade accounts receivable. Our prior methodology for estimating credit losses on our trade accounts receivable did not differ significantly from the new requirements of Topic 326, which was adopted in fiscal 2021.

We maintain an allowance for credit losses related to our trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers’ financial condition in relation to a representative pool of assets consisting of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. Our estimate of credit losses includes expected current and future economic and market conditions related to the ongoing COVID-19 pandemic. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Beginning balance	$4,643	$4,159	$4,242
Charged to costs and expenses	306	1,553	2,023
Deductions	(457)	(1,069)	(2,106)
Ending balance	$4,492	$4,643	$4,159

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10 percent of our sales or accounts receivable in any year presented.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2022	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$49,964	$(42,501)	$7,463
License rights	32,077	(24,401)	7,676
Customer lists	16,140	(15,028)	1,112
Acquired technology	7,282	(2,479)	4,803
Trade names	1,883	(1,231)	652
Non-compete agreements and other	930	(803)	127
	108,276	(86,443)	21,833
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$131,276	$(86,443)	$44,833

AUGUST 31, 2021
Finite-lived intangible assets:
Acquired content	$50,003	$(40,352)	$9,651
License rights	32,133	(23,036)	9,097
Customer lists	16,168	(14,519)	1,649
Acquired technology	7,282	(1,759)	5,523
Trade names	1,883	(933)	950
Non-compete agreements and other	930	(703)	227
	108,399	(81,302)	27,097
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$131,399	$(81,302)	$50,097

In April 2021, we acquired Strive Talent, Inc. (Note 3), which generated $8.0 million of intangible assets that are included in the tables above.

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2022 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period
Acquired content	4 to 5 years	24 years
License rights	5 to 7 years	26 years
Customer lists	2 to 4 years	11 years
Acquired technology	7 years	6 years
Trade names	4 years	5 years
Non-compete agreements and other	1 to 5 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $5.3 million, $5.0 million, and $4.6 million for the fiscal years ended August 31, 2022, 2021, and 2020. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2023	$4,342
2024	4,200
2025	4,029
2026	3,938
2027	3,157

Goodwill

The acquisition of Strive in fiscal 2021 generated $7.0 million of goodwill which was allocated to the Direct Office and International Licensee segments based on their relative fair value. We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We completed a Step Zero assessment as of August 31, 2022 and concluded there were no indicators of impairment and we do not have any accumulated impairment charges against the carrying value of our goodwill. At each of August 31, 2022 and 2021, goodwill was allocated to our segments as shown below (in thousands):

Direct offices	$22,962
International licensees	5,928
Education practice	2,330
$31,220

6. NOTES PAYABLE AND SECURED CREDIT AGREEMENT

Notes Payable

At August 31, 2022 and 2021, our notes payable consisted of term notes payable to a bank from our amended and secured credit agreement and a note payable to the former owners of Strive Talent, Inc. (Note 3), which was acquired during fiscal 2021. The note payable to the former owners of Strive is recorded at net present value and accrues interest at 3.6 percent until the obligation is paid in full. The balances and classification of our notes payable were as follows at the dates indicated (in thousands):

	Current Portion of Notes Payable		Notes Payable, Less Current Portion
	August 31,	August 31,	August 31,	August 31,
Description	2022	2021	2022	2021
Bank term notes payable	$5,000	$5,000	$5,000	$10,000
Strive acquisition note payable	835	835	2,268	2,975
	$5,835	$5,835	$7,268	$12,975

Principal payments of $1.25 million on our term notes payable are due and payable on the first day of each January, April, July, and October until the term loan liability is fully repaid in 2024. Interest on the term loans accrues at LIBOR plus 1.85 percent and is payable on the first day of each month. Under the terms of the Strive acquisition, we pay the former principal owner of Strive $0.8 million each April for the first five years following the acquisition. Principal payments on these notes payable are as follows over the next five years (in thousands):

YEAR ENDING	Term Notes	Strive Note
AUGUST 31,	Payable	Payable	Total
2023	$5,000	$835	$5,835
2024	5,000	835	5,835
2025	-	835	835
2026	-	835	835
2027	-	-	-
	$10,000	$3,340	$13,340

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

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the 2019 Credit Agreement. At August 31, 2022, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

Interest on all borrowings under the 2019 Credit Agreement is due and payable on the first day of each month. The effective interest rate on our term loan obligations was 4.2 percent at August 31, 2022 and 2.4 percent at August 31, 2021.

Revolving Line of Credit

The key terms and conditions of our revolving line of credit associated with the 2019 Credit Agreement are as follows:

•Available Credit – $15.0 million less outstanding standby letters of credit, which totaled $10,000 at August 31, 2022.

•Maturity Date – August 7, 2024.

•Interest Rate – The effective interest rate is LIBOR plus 1.85 percent per annum and the unused commitment fee on the line of credit is 0.2 percent per annum.

We did not have any borrowings on the revolving line of credit at either of August 31, 2022 or 2021.

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2022	2021
Financing obligation payable in
monthly installments of $328 at
August 31, 2022, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$11,161	$14,048
Less current portion	(3,199)	(2,887)
Total financing obligation,
less current portion	$7,962	$11,161

Future principal maturities of our financing obligation were as follows at August 31, 2021 (in thousands):

YEAR ENDING
AUGUST 31,
2023	$3,199
2024	3,538
2025	4,424
Thereafter	-
$11,161

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2023	$3,952
2024	4,031
2025	3,301
Thereafter	-
Total future minimum financing
obligation payments	11,284
Less interest	(1,435)
Present value of future minimum
financing obligation payments	$9,849

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

8. LEASES

Lessee Obligations

In the normal course of business, we lease office space, primarily for international sales administration offices, in commercial office complexes that are conducive to sales and administrative operations. We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories, and certain office equipment. These leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. We do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2022, we had operating leases with remaining terms ranging from less than one year to approximately three years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet
	Caption	Amount
Assets:
Operating lease right of use assets	Other long-term assets	$1,114

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	598
Long-Term:
Operating lease liabilities	Other long-term liabilities	516
		$1,114

Weighted Average Remaining Lease Term:
Operating leases (years)		2.0

Weighted Average Discount Rate:
Operating leases		4.1%

In fiscal 2022, we obtained $0.3 million of right-of-use operating lease assets in exchange for operating lease liabilities. Future minimum lease payments under our operating leases at August 31, 2022, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2023	$633
2024	422
2025	97
2026	13
2027	-
Thereafter	-
Total operating lease payments	1,165
Less imputed interest	(51)
Present value of operating lease liabilities	$1,114

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total rent expense recorded in selling, general, and administrative expense from our lease agreements totaled $1.5 million, $1.6 million, and $1.5 million for the fiscal years ended August 31, 2022, 2021, and 2020.

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants. These sublease agreements are accounted for as operating leases. We recognize sublease income on a straight-line basis over the life of the sublease agreement. The cost basis of our corporate campus was $36.0 million, which had a carrying value of $3.7 million at August 31, 2022. The following future minimum lease payments due to us from our sublease agreements at August 31, 2022, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2023	$2,643
2024	2,124
2025	1,751
2026	-
Thereafter	-
$6,518

Sublease revenue totaled $3.9 million, $4.0 million, and $3.9 million during the fiscal years ended August 31, 2022, 2021, and 2020.

9. COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

We have a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $90,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. This warehousing contract expired on September 30, 2022. Subsequent to August 31, 2022, we signed a one-year extension to this warehousing contract.

During fiscal years ended August 31, 2022, 2021, and 2020, we expensed $2.5 million, $2.1 million, and $2.1 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.7 million, $1.4 million, and $1.3 million during the fiscal years ended August

31, 2022, 2021, and 2020, respectively. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2022, we had open purchase commitments totaling $2.6 million for products and services to be delivered primarily in fiscal 2023.

Letters of Credit

At August 31, 2022 and 2021, we had standby letters of credit totaling $10,000. These letters of credit were required to secure commitments for a certain insurance policy. No amounts were drawn on the letters of credit at either August 31, 2022 or August 31, 2021.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2022, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10. SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

Treasury Stock

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. During fiscal 2022, we purchased 499,411 shares of our common stock for $20.3 million in open market purchases. The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

During fiscal 2022, we withheld 86,125 shares of common stock, with a cost basis of $3.5 million, for statutory taxes on stock-based compensation awards (Note 12). Shares withheld for income taxes were valued at the market price on the date the stock-based plan shares were distributed to participants. The cost of common stock purchased for treasury on our consolidated statement of cash flows for fiscal 2021 was entirely comprised of 147,092 shares withheld for income taxes on various stock-based compensation awards, which had a total cost of $3.0 million. Our cash paid for shares of common stock in fiscal 2020 was comprised of 284,608 shares purchased from Knowledge Capital Investment Group (Note 17), 109,896 shares withheld for statutory income taxes on various stock-based compensation plans which were valued at $3.7 million, and 5,000 shares purchased under the terms of our fiscal 2020 Board-approved purchase plan.

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

The book values of our financial instruments at August 31, 2022 and 2021 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2022 or 2021, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2022, our debt obligations consisted primarily of variable-rate term notes payable and a note payable to the former owners of Strive. Our term notes payable and revolving line of credit are negotiated components of our 2019 Credit Agreement, which was completed in August 2019 and modified in April 2021. Since the interest rate for any obligation on our 2019 Credit Agreement is variable, the applicable interest rates on the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

We have a contingent consideration liability arising from a previous business acquisition. We measure the fair value of our contingent consideration liability at each reporting date based on the valuation model described below. Changes to the fair value of the contingent consideration liabilities are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) in the period of adjustment. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the fiscal year ended August 31, 2022 (in thousands):

		Change in
AUGUST 31,	2021	Fair Value	Payments	2022
Jhana contingent liability	$2,095	$68	$(1,434)	$729

At each quarterly reporting date, we estimate the fair value of our contingent consideration liability for the acquisition of Jhana through the use of a Monte Carlo simulation. The Jhana purchase price included potential contingent consideration of $7.2 million through the measurement period, which ends in July 2026. The fair value of the Jhana contingent consideration is a Level 3 measurement because we estimate projected consolidated Company and AAP sales over the measurement period. Changes in expected qualifying revenues over the measurement period influence the timing and amount of these contingent payments to the former owners of Jhana. Based on the timing of expected payments, all of the Jhana contingent consideration liability is recorded as a component of accrued liabilities at August 31, 2022. Adjustments to the fair value of our contingent consideration liability are included in selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

12. STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy. Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, stock options, fully-vested stock awards, and employee stock purchase plan (ESPP) shares. The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized an additional 1,000,000 shares of common stock for issuance as stock-based payments. A more detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021. At August 31, 2022, the 2022 Plan had approximately 838,000 shares available for future grants.

Our employee stock purchase plan (ESPP) is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2022, we had approximately 773,000 shares available for purchase by plan participants under the terms of the current shareholder-approved ESPP.

The total compensation expense of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Performance awards	$6,133	$7,298	$(1,518)
Strive acquisition compensation	1,196	354	-
Unvested stock awards	673	700	700
Compensation cost of the ESPP	239	205	185
Fully vested stock awards	45	60	60
	$8,286	$8,617	$(573)

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. During fiscal 2022, we issued 272,060 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including the ESPP. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. We withheld 86,125 shares of our common stock, with a fair value of $3.5 million, for statutory income taxes during fiscal 2022.

At each quarterly or annual reporting date, we evaluate the number and probability of shares expected to vest in each of our performance-based long-term incentive plan (LTIP) awards and adjust our stock-based compensation expense to correspond with the number of shares expected to vest over the anticipated service period. Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and the uncertainties surrounding the recovery of the world’s economies and our business, we determined that the LTIP award tranches based on qualified Adjusted EBITDA for outstanding LTIP awards (except the fiscal 2018 LTIP award) would not vest before the end of the respective service periods. We therefore reversed the previously recognized stock-based compensation expense associated with these awards during fiscal 2020, which produced a benefit from stock-based compensation for the year. On October 2, 2020, the Compensation Committee modified the terms of our performance-based LTIP award tranches to extend the service period of each financial-metric based tranche by two years and increase each qualified Adjusted EBITDA vesting target by $2.0 million. No time-based vesting LTIP tranches were modified. During fiscal 2022 and fiscal 2021 we reassessed the probability of awards vesting under the modified conditions and have expensed awards based on the new vesting requirements and expected financial results over the revised service periods.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to members of our senior management as long-term incentive-based compensation. These awards vest to the participants based upon the achievement of specified performance criteria. Compensation expense is recognized as we determine it is probable that the shares will vest. Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date. Based on current estimates and projections, we have $10.6 million of unrecognized compensation expense related to our annual LTIP awards at August 31, 2022. The following is a description of our performance-based awards as of August 31, 2022.

Fiscal 2022 LTIP Award – On February 4, 2022, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2022 LTIP award has two tranches, which consist of the following: 1) shares that vest after three years of service and 2) shares that vest based on the achievement of specified levels of qualified Adjusted EBITDA. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares granted in this tranche totals 24,649 shares. The remaining tranche is based on the highest rolling four-quarter level of qualified Adjusted EBITDA achieved in the three-year period ended August 31, 2024. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 73,929 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2022 LTIP totals 147,858 shares.

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

Strive Acquisition Compensation – We structured two parts of the consideration for the fiscal 2021 acquisition of Strive (Note 3) as potentially payable in shares of our common stock. Each of the following amounts may be payable in shares of our common stock or cash at our sole discretion:

•Contingent Consideration – A maximum of approximately $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year measurement period. We measure the contingent consideration each quarter and divide the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Shares are required to be distributed within 45 days following the end of each quarter. Through August 31, 2022, we have recognized $0.8 million of share-based compensation expense for the Strive contingent consideration payments.

•Bonus Payments – Approximately $1.0 million will be paid 18 months following the Closing Date to stockholders and option holders of Strive who are still employed by the Company or its affiliates as of the 18-month date, subject to certain exceptions. We are expensing these awards evenly over the service period, which is 18 months. We have less than $0.1 million of unrecognized share-based compensation expense for these awards at August 31, 2022.

We have reserved 200,000 shares of our common stock from our 2019 Omnibus Plan for potential payment of this consideration related to the acquisition of Strive.

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

Fiscal 2019 LTIP Award – On October 1, 2018, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management. The fiscal 2019 LTIP award has three tranches, which consist of the following: 1) shares that vest after three years of service; 2) the achievement of certain levels of qualified Adjusted EBITDA; and 3) the achievement of certain levels of subscription service sales. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche will not fluctuate based on financial measures. The number of shares granted in this tranche totals 36,470 shares. The remaining two tranches of the fiscal 2019 award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the measurement period that originally ended August 31, 2021. The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award (minimum threshold) up to 200 percent of the participant’s award (maximum threshold). The maximum number of shares that may be awarded in connection with these tranches totals 218,818 shares. During fiscal 2021, the fiscal 2019 LTIP award was modified by increasing the qualified Adjusted EBITDA vesting targets by $2.0 million and extending the measurement period by two years to August 31, 2023.

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. Omnibus Incentive Plans, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. For fiscal 2022, each eligible director received a whole-share grant equal to $110,000 with a one-year vesting period. The Board of Director unvested awards are generally granted in January (following the Annual Shareholders’ Meeting) of each year, and shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 13,260 shares, 28,049 shares, and 21,420 shares of our common stock to eligible members of the Board of Directors during fiscal 2022, fiscal 2021, and fiscal 2020 as unvested stock awards. The fair value of shares awarded to the directors was $0.7 million in each of fiscal 2022, fiscal 2021, and fiscal 2020 as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.2 million in fiscal 2022, $0.4 million in fiscal 2021, and $0.3 million in fiscal 2020. The following information applies to our unvested stock awards for the fiscal year ended August 31, 2022:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Restricted stock awards at
August 31, 2021	28,049	$24.96
Granted	13,260	49.78
Forfeited	-	-
Vested	(28,049)	24.96
Restricted stock awards at
August 31, 2022	13,260	$49.78

At August 31, 2022, there was $0.2 million of unrecognized compensation cost left on our unvested stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from unvested stock awards totaled $0.2 million for each of the years ended August 31, 2022, 2021, and 2020. The intrinsic value of our unvested stock awards at August 31, 2022 was $0.6 million.

Stock Options

On January 12, 2021, our Chief Executive Officer (CEO) exercised his remaining stock options, which would have expired on January 14, 2021. After these stock options were exercised, we do not have any remaining stock options outstanding. The Stock options exercised during fiscal 2021 and 2020 were exercised on a net basis, meaning no cash was paid to exercise the options. For the 218,750 options exercised in fiscal 2021, we withheld 51,738 shares of our common stock with a fair value of $1.3 million for income taxes. The intrinsic value of options exercised in fiscal 2021 totaled $2.9 million and we recognized an income tax benefit of $0.7 million, of which $0.5 million was recognized upon the exercise of the options. During fiscal 2020, 350,000 stock options were exercised and we withheld 102,656 shares of our common stock for statutory income taxes, which had a fair value of $3.6 million. The intrinsic value of options exercised during fiscal 2020 totaled $8.0 million and we recognized an income tax benefit of $1.8 million from the exercise of these options.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 36,960 shares, 51,581 shares, and 41,409 shares of our common stock during the fiscal years ended August 31, 2022, 2021, and 2020, which had a corresponding cost basis of $0.6 million in fiscal 2022, $0.8 million in fiscal 2021, and $0.6 million in fiscal 2020. We received cash proceeds for these shares from ESPP participants totaling $1.3 million in fiscal 2022; $1.1 million in fiscal 2021; and $1.0 million during fiscal 2020.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance. The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career. Three individuals qualified for these awards in fiscal 2022 and four individuals qualified for these awards in each of the fiscal years ended August 31, 2021 and 2020.

13. EMPLOYEE BENEFIT PLANS

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $2.7 million, $2.5 million, and $2.3 million during the fiscal years ended August 31, 2022, 2021, and 2020, respectively. We do not sponsor or participate in any defined-benefit pension plans.

14. INCOME TAXES

Our benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Current:
Federal	$-	$-	$(15)
State	(1,221)	(286)	(87)
Foreign	(2,202)	(1,773)	(1,145)
	(3,423)	(2,059)	(1,247)

Deferred:
Federal	(9,339)	2,869	2,306
State	(889)	13	98
Foreign	24	24	(77)
Operating loss carryforward	7,150	(3,058)	(50)
Valuation allowance	2,845	10,546	(11,261)
Foreign tax credit carryforward
reduction	(2)	(787)	-
	(211)	9,607	(8,984)
	$(3,634)	$7,548	$(10,231)

The allocation of our total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Net income (loss)	$(3,634)	$7,548	$(10,231)
Other comprehensive income (loss)	176	11	16
	$(3,458)	$7,559	$(10,215)

Income (loss) before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
United States	$21,152	$6,834	$3,062
Foreign	912	(759)	(2,266)
	$22,064	$6,075	$796

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated statements of operations and comprehensive income (loss) were as follows:

YEAR ENDED
AUGUST 31,	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal effect	(3.9)	(1.6)	16.9
Valuation allowance	12.9	173.6	(1,412.9)
Foreign tax credit carryforward
reduction	-	(13.0)	-
Executive stock options	-	7.7	199.9
Foreign jurisdictions tax differential	(1.1)	(4.0)	1.4
Tax differential on income subject
to both U.S. and foreign taxes	(0.2)	(0.7)	11.9
Uncertain tax positions	(0.8)	(3.0)	13.8
Non-deductible executive compensation	(5.5)	(5.8)	(18.2)
Non-deductible meals and entertainment	(0.1)	(0.2)	(22.3)
Other stock-based compensation	2.5	-	-
Payout of deferred compensation (NQDC)	-	-	6.1
Other	0.7	(7.8)	(59.3)
	(16.5)%	124.2%	(1,283.7)%

Our effective income tax expense rate for fiscal 2022 of 16.5 percent was lower than the statutory tax rate primarily due to a $2.8 million decrease in the valuation allowance against our deferred income tax assets and a $0.6 million benefit for share-based compensation deductions in excess of the corresponding book expense. These tax benefits were partially offset by tax expense of $1.2 million for non-deductible executive compensation.

Our effective income tax benefit rate for fiscal 2021 of 124.2 percent was primarily due to a $10.5 million reduction in our valuation allowance against deferred income tax assets, which was partially offset by the reduction of $0.8 million in foreign tax credit carryforwards resulting from tax withheld by foreign jurisdictions in excess of amounts allowable as credits against our U.S. income taxes. In fiscal 2020, as explained below, we recognized $11.3 million of additional income tax expense resulting from the increase in the valuation allowance against our deferred tax assets. Due to the near break-even amount of pre-tax income during fiscal 2020, the effect of non-temporary items on our effective income tax rate was greatly amplified.

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

Our strong financial performance during fiscal 2021 produced cumulative three-year pre-tax income through August 31, 2021. Because of better-than-expected earnings during fiscal 2021, as well as a favorable outlook for future earnings, particularly from sales of our All Access Pass, we reduced the valuation allowance against our deferred tax assets by $10.5 million during fiscal 2021. In fiscal 2022, we reduced the valuation allowance against our deferred tax assets by $2.8 million, due primarily to foreign tax credits claimed on our fiscal 2021 U.S. federal income tax return which we previously concluded would expire unused.

We are subject to the anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI) under the Tax Cut and Jobs Act of 2017. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the Period Cost Method). We recorded an insignificant amount of income tax expense in fiscal 2022 and no income tax expense in fiscal 2021 or fiscal 2020 under the GILTI provisions. During fiscal 2019, we recorded income tax expense of $0.3 million under GILTI. However, IRS guidance issued after we filed our fiscal 2019 federal income tax return allowed us to amend the return and reverse the GILTI tax previously recorded. Accordingly, we recorded a $0.3 million benefit for this reversal during fiscal 2021.

On August 16, 2022, President Biden signed the Inflation Reduction Act, which includes a new 15 percent corporate minimum tax on certain large corporations and a one percent excise tax on stock repurchases made after December 31, 2022. We do not anticipate this legislation will have a material impact on our consolidated financial statements.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$11,334	$5,986
Foreign income tax credit
carryforward	4,096	9,466
Sale and financing of corporate
headquarters	2,638	3,307
Stock-based compensation	2,503	2,022
Bonus and other accruals	2,094	2,483
Deferred revenue	1,596	1,075
Inventory and bad debt reserves	1,533	1,551
Other	605	653
Total deferred income tax assets	26,399	26,543
Less: valuation allowance	(1,685)	(4,530)
Net deferred income tax assets	24,714	22,013

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,478)	(5,461)
Intangibles step-ups – finite lived	(3,186)	(4,008)
Intangible asset impairment and
amortization	(3,851)	(3,537)
Self-constructed tangible assets	(3,811)	-
Deferred commissions	(3,187)	(2,784)
Unremitted earnings of foreign
subsidiaries	(388)	(646)
Property and equipment depreciation	(326)	(1,001)
Total deferred income tax liabilities	(20,227)	(17,437)
Net deferred income taxes	$4,487	$4,576

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2022	2021
Long-term assets	$4,686	$4,951
Long-term liabilities	(199)	(375)
Net deferred income tax asset	$4,487	$4,576

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2022 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2015	2034	$1,491	$(1,428)	$-	$63
December 31, 2016	2035	3,052	-	-	3,052
July 15, 2017	2036	1,117	-	-	1,117
		5,660	(1,428)	-	4,232
Acquired NOL - Strive
December 31, 2018	No Expiration	947	(295)	-	652
December 31, 2019	No Expiration	869	-	-	869
December 31, 2020	No Expiration	1,133	-	-	1,133
April 25, 2021	No Expiration	553	-	-	553
		3,502	(295)	-	3,207

August 31, 2022	No Expiration	30,675	-	-	30,675
		$39,837	$(1,723)	$-	$38,114

Certain operating loss carryforwards in the table above were obtained through the fiscal 2017 acquisition of Jhana Education (Jhana) and the fiscal 2021 acquisition of Strive (Note 3).

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2022 and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively. The state net operating loss carryforwards acquired through the purchase of Jhana stock expire between August 31, 2034 and August 31, 2036. The state net operating loss carryforwards acquired through the purchase of Strive stock expire between August 31, 2038 and August 31, 2041. The state net operating loss carryforwards generated in fiscal 2022 primarily expire on August 31, 2042.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2022 (in thousands):

Credit Generated in			Credits Used	Credits	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	Reduced in	in Current	Carried
August 31,	August 31,	Generated	Years	Current Year	Year	Forward
2018	2028	$1,727	$(967)	$-	$-	$760
2019	2029	1,578	(234)	-	-	1,344
2020	2030	1,010	(147)	-	-	863
2022	2032	1,129	-	-	-	1,129
		$5,444	$(1,348)	$-	$-	$4,096

As previously explained, during fiscal 2020 we significantly increased the valuation allowance on our deferred income tax assets. During fiscal 2021 we reversed nearly all of the valuation allowance amounts that we recorded in 2020. The remaining valuation allowance at August 31, 2021 related primarily to the foreign tax credit carryforward from fiscal

2011, which we expected to expire in fiscal 2022, and losses of certain foreign subsidiaries. During fiscal 2022 we were able to utilize the foreign tax credit carryforward from 2011, and the remaining valuation allowance at August 31, 2022 relates primarily to the losses of certain foreign subsidiaries, which we expect will expire.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Beginning balance	$4,530	$15,076	$3,815
Charged to costs and expenses	683	394	11,269
Deductions	(3,528)	(10,940)	(8)
Ending balance	$1,685	$4,530	$15,076

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2022.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Beginning balance	$1,594	$1,640	$1,895
Additions based on tax positions
related to the current year	77	349	172
Additions for tax positions in
prior years	207	79	10
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	-	(188)	(289)
Other reductions for tax positions of
prior years	(281)	(286)	(148)
Ending balance	$1,597	$1,594	$1,640

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million at each of August 31, 2022 and 2021. Included in the ending balance of gross unrecognized tax benefits at August 31, 2022 is $1.6 million related to individual states’ net operating loss carryforwards. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties increased our income tax expense by $0.1 million in fiscal 2022 and had an insignificant effect on our income taxes in each of fiscal 2021 and fiscal 2020. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets was $0.3 million on August 31, 2022 and $0.2 million on August 31, 2021. During the next 12 months, we expect an immaterial change in unrecognized tax benefits.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2015-2022	Australia, Canada, and Japan
2016-2022	China
2017-2022	Germany, Switzerland, and Austria
2018-2022	United Kingdom, Singapore
2018-2022	United States – state and local income tax
2019-2022	United States – federal income tax

15. INCOME (LOSS) PER SHARE

The following schedule shows the calculation of income (loss) per share for the periods presented (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2022	2021	2020
Numerator for basic and
diluted earnings per share:
Net income (loss)	$18,430	$13,623	$(9,435)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	14,147	14,090	13,892
Effect of dilutive securities:
Stock options and other
stock-based awards	408	53	-
Diluted weighted average shares
outstanding	14,555	14,143	13,892

EPS Calculations:
Net income (loss) per share:
Basic	$1.30	$0.97	$(0.68)
Diluted	1.27	0.96	(0.68)

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

We account for our segment information on the same basis as the accompanying consolidated financial statements (in thousands).

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2022	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$183,845	$148,051	$37,497
International licensees	10,551	9,382	4,964
	194,396	157,433	42,461
Education Division	61,852	41,206	8,408
Corporate and eliminations	6,593	3,273	(8,672)
Consolidated	$262,841	$201,912	$42,197

Fiscal Year Ended
August 31, 2021
Enterprise Division:
Direct offices	$159,608	$129,416	$27,948
International licensees	9,036	7,727	3,586
	168,644	137,143	31,534
Education Division	48,902	32,771	4,818
Corporate and eliminations	6,622	2,988	(8,394)
Consolidated	$224,168	$172,902	$27,958

Fiscal Year Ended
August 31, 2020
Enterprise Division:
Direct offices	$139,780	$108,144	$17,694
International licensees	8,451	6,679	2,406
	148,231	114,823	20,100
Education Division	43,405	27,099	(90)
Corporate and eliminations	6,820	3,448	(5,726)
Consolidated	$198,456	$145,370	$14,284

A reconciliation of Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Segment Adjusted EBITDA	$50,869	$36,352	$20,010
Corporate expenses	(8,672)	(8,394)	(5,726)
Consolidated Adjusted EBITDA	42,197	27,958	14,284
Stock-based compensation	(8,286)	(8,617)	573
Reduction (increase) in
contingent consideration liabilities	(68)	(193)	49
Restructuring costs	-	-	(1,636)
Gain from insurance settlement	-	150	933
Government COVID assistance	-	299	514
Business acquisition costs	-	(300)	-
Knowledge Capital wind-down costs	-	-	(389)
Depreciation	(4,903)	(6,190)	(6,664)
Amortization	(5,266)	(5,006)	(4,606)
Income from operations	23,674	8,101	3,058
Interest income	65	73	56
Interest expense	(1,675)	(2,099)	(2,318)
Income before income taxes	22,064	6,075	796
Benefit (provision) for income taxes	(3,634)	7,548	(10,231)
Net income (loss)	$18,430	$13,623	$(9,435)

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2022	2021	2020
Americas	$218,863	$182,954	$160,989
Asia Pacific	26,835	28,621	25,622
Europe/Middle East/Africa	17,143	12,593	11,845
	$262,841	$224,168	$198,456

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals. Subscription sales include revenues from our subscription services such as the All Access Pass and Leader in Me membership. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement obtained in fiscal 2020 (Note 17). Leases and other revenue is primarily comprised of lease revenues from sub-leases for space at our corporate headquarters campus and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2022	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$93,324	$88,055	$2,466	$-	$183,845
International licensees	429	1,281	8,841	-	10,551
	93,753	89,336	11,307	-	194,396
Education Division	25,134	34,037	2,681	-	61,852
Corporate and eliminations	-	-	1,194	5,399	6,593
Consolidated	$118,887	$123,373	$15,182	$5,399	$262,841

Fiscal Year Ended
August 31, 2021
Enterprise Division:
Direct offices	$84,111	$72,789	$2,708	$-	$159,608
International licensees	1,085	-	7,951	-	9,036
	85,196	72,789	10,659	-	168,644
Education Division	19,747	26,742	2,413	-	48,902
Corporate and eliminations	-	-	1,396	5,226	6,622
Consolidated	$104,943	$99,531	$14,468	$5,226	$224,168

Fiscal Year Ended
August 31, 2020
Enterprise Division:
Direct offices	$75,580	$60,954	$3,246	$-	$139,780
International licensees	1,411	-	7,040	-	8,451
	76,991	60,954	10,286	-	148,231
Education Division	15,107	25,587	2,711	-	43,405
Corporate and eliminations	-	-	1,985	4,835	6,820
Consolidated	$92,098	$86,541	$14,982	$4,835	$198,456

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2022, we had wholly owned direct offices in Australia, China, Japan, the United Kingdom, Germany, Switzerland, and Austria. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2022	2021
United States/Canada	$24,179	$27,038
China	1,375	2,133
Japan	983	1,238
United Kingdom	425	702
Australia	155	160
Germany, Switzerland, and Austria	102	120
Singapore	-	238
	$27,219	$31,629

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

In connection with this transaction, we exchanged approximately $3.2 million of receivables from FCOP to amend the term and royalty provisions of the existing license agreement. The $3.2 million of consideration included a $2.6 million note receivable, which represented FCOP’s third-party bank debt that we purchased directly from the bank on the transaction date. The amended license agreement grants the exclusive right to use certain of our trademarks and other intellectual property in connection with certain consumer products and provides us with minimum royalties of approximately $1.3 million per year. We are also entitled to receive additional variable royalties if certain FPC financial metrics exceed specified levels. FPC assumed the amended license agreement from FCOP upon the purchase of FCOP’s assets. We recorded the $3.2 million consideration for the amendment to the license agreement as a capitalized cost of the license agreement and will reduce our royalty revenue by amortizing this amount over the remainder of the initial term of the license agreement, which ends in approximately 30 years. During the fiscal years ended August 31, 2022, 2021, and 2020, we recognized $1.2 million, $1.4 million, and $2.0 million of royalty revenues (net of the amortization of costs capitalized to obtain the contract) from the amended license agreement with FPC.

We do not have an ownership interest in FPC, do not have any obligation to provide additional subordinated support to FPC, do not have control over the day-to-day operations of FPC, and accordingly do not account for FPC as a variable interest entity. We receive payments for royalties and rented space from FPC. At August 31, 2022 and August 31, 2021, we had $1.7 million and $1.8 million receivable, respectively, from FPC which are recorded in other current assets. Since most of FPC’s sales and cash flows are seasonal and occur between October and January, we expect to receive the majority of the required cash payments for royalties and outstanding receivables during our second and third quarters of each fiscal year. During fiscal 2022 and 2021, we received $2.0 million and $1.5 million of cash from FPC as payment for royalties and reimbursable operating costs.

CoveyLink Acquisition and Contractual Payments

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.8 million, $1.5 million, and $1.6 million during the fiscal years ended August 31, 2022, 2021, and 2020. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $0.8 million, $0.6 million, and $0.8 million for payment on these presentations during the fiscal years ended August 31, 2022, 2021 and 2020. We had $0.3 million and $0.2 million accrued for these royalties and speaking fees at August 31, 2022 and 2021, respectively, which were included as components of accrued liabilities on our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2022, 2021, and 2020, we expensed $0.1 million for these royalties. We had an insignificant amount accrued to this executive officer at August 31, 2022 and 2021 as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings. During the fiscal years ended August 31, 2022 and 2021, we paid $0.3 million and $0.8 million to this company for services provided.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2023. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	1,155(1)(2)	$-	1,611(3)(4)

(1)Excludes 13,260 shares of restricted stock awards that are subject to forfeiture.

(2)Amount includes 1,154,709 performance share awards that may be awarded under the terms of various long-term incentive plans, including stock-based compensation plans associated with the acquisition of Strive in fiscal 2021. The number of shares eventually awarded to participants through our long-term incentive plans is generally variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2022 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)Amount is comprised of the remaining shares authorized under our 2022 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2022 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)At August 31, 2022, we had approximately 773,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report:

1.Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2022, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2022 and 2021

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the fiscal years ended August 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2022, 2021, and 2020

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(16)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(6)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(8)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(13)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(7)
10.5	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(7)
10.6*	Form of Change in Control Severance Agreement	(9)
10.7*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(10)
10.8*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(11)
10.9	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.10	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.11	First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020	(14)
10.12	Separation Agreement and General Release between Scott J. Miller and Franklin Covey Co., dated November 2, 2020	(15)
10.13	Independent Contractor Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.14	Intellectual Property Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.15	Consent and Second Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated April 26, 2021	(16)
10.16*	Franklin Covey Co. 2022 Omnibus Incentive Plan	(17)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	éé
32	Section 1350 Certifications	éé
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	éé
101.SCH	Inline XBRL Taxonomy Extension Schema	éé
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	éé
101.DEF	Inline Taxonomy Extension Definition Linkbase	éé
101.LAB	Inline Taxonomy Extension Label Linkbase	éé
101.PRE	Inline Extension Presentation Linkbase	éé
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	éé

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

(8)Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**

(9)Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**

(10)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**

(11)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**

(12)Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**

(13)Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 12, 2019.**

(14)Incorporated by reference to Report on Form 8-K filed with the Commission on July 10, 2020.**

(15)Incorporated by reference to Report on Form 8-K filed with the Commission on November 5, 2020.**

(16)Incorporated by reference to Report on Form 8-K filed with the Commission on April 29, 2021.**

(17)Incorporated by reference to Report on Form 8-K filed with the Commission on January 14, 2022.**

éé Filed herewith and attached to this report.

* Indicates a management contract or compensatory plan or agreement.

** Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Executive Chairman and Chairman of the Board	November 14, 2022
Robert A. Whitman
/s/ Anne H. Chow	Director	November 14, 2022
Anne H. Chow
/s/ Craig Cuffie	Director	November 14, 2022
Craig Cuffie
/s/ Donald J. McNamara	Director	November 14, 2022
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2022
Joel C. Peterson
/s/ Nancy Phillips	Director	November 14, 2022
Nancy Phillips
/s/ Derek van Bever	Director	November 14, 2022
Derek van Bever
/s/ Paul S. Walker	President and Chief Executive Officer	November 14, 2022
Paul S. Walker
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2022
Stephen D. Young