Form 10-Q
period 2022-11-30
FRANKLIN COVEY CO
filed 2023-01-09
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,905,044 shares of Common Stock as of December 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,152	$60,517
Accounts receivable, less allowance for doubtful accounts of $4,427 and $4,492	57,352	72,561
Inventories	3,477	3,527
Prepaid expenses and other current assets	17,364	19,278
Total current assets	136,345	155,883

Property and equipment, net	9,465	9,798
Intangible assets, net	43,742	44,833
Goodwill	31,220	31,220
Deferred income tax assets	4,279	4,686
Other long-term assets	12,378	12,735
	$237,429	$259,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,281	3,199
Accounts payable	6,878	10,864
Deferred subscription revenue	74,394	85,543
Other deferred revenue	13,906	14,150
Accrued liabilities	23,380	34,205
Total current liabilities	127,674	153,796

Notes payable, less current portion	6,045	7,268
Financing obligation, less current portion	7,105	7,962
Other liabilities	6,788	7,116
Deferred income tax liabilities	199	199
Total liabilities	147,811	176,341

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	222,413	220,246
Retained earnings	86,688	82,021
Accumulated other comprehensive loss	(672)	(542)
Treasury stock at cost, 13,165 shares and 13,203 shares	(220,164)	(220,264)
Total shareholders’ equity	89,618	82,814
	$237,429	$259,155

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2022	2021
	(unaudited)

Net sales	$69,369	$61,259
Cost of sales	16,627	13,661
Gross profit	52,742	47,598

Selling, general, and administrative	44,012	39,343
Depreciation	1,246	1,279
Amortization	1,092	1,431
Income from operations	6,392	5,545

Interest income	81	15
Interest expense	(410)	(446)
Income before income taxes	6,063	5,114
Income tax provision	(1,396)	(1,302)
Net income	$4,667	$3,812

Net income per share:
Basic	$0.34	$0.27
Diluted	0.32	0.27

Weighted average number of common shares:
Basic	13,877	14,246
Diluted	14,507	14,312

COMPREHENSIVE INCOME
Net income	$4,667	$3,812
Foreign currency translation adjustments,
net of income taxes of $0 and $0	(130)	(144)
Comprehensive income	$4,537	$3,668

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,667	$3,812
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,338	2,710
Amortization of capitalized curriculum costs	843	789
Stock-based compensation	2,735	1,649
Deferred income taxes	393	679
Change in fair value of contingent consideration liabilities	7	28
Amortization of right-of-use operating lease assets	203	225
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	15,144	18,829
Decrease (increase) in inventories	38	(92)
Decrease in prepaid expenses and other assets	2,306	196
Decrease in accounts payable and accrued liabilities	(14,098)	(9,825)
Decrease in deferred revenue	(11,501)	(8,219)
Decrease (increase) in income taxes payable	31	(47)
Decrease in other long-term liabilities	(89)	(570)
Net cash provided by operating activities	3,017	10,164

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,240)	(520)
Curriculum development costs	(974)	(243)
Net cash used for investing activities	(2,214)	(763)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,250)	(1,250)
Principal payments on financing obligation	(774)	(698)
Purchases of common stock for treasury	(835)	(3,488)
Payment of contingent consideration liabilities	(429)	(368)
Proceeds from sales of common stock held in treasury	367	344
Net cash used for financing activities	(2,921)	(5,460)
Effect of foreign currency exchange rates on cash and cash equivalents	(247)	(108)
Net increase in cash and cash equivalents	(2,365)	3,833
Cash and cash equivalents at the beginning of the period	60,517	47,417
Cash and cash equivalents at the end of the period	$58,152	$51,250

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$836	$577
Cash paid for interest	372	410

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$213	$238
Acquisition of right-of-use operating lease assets for operating lease liabilities	128	142

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2022	27,056	$1,353	$220,246	$82,021	$(542)	(13,203)	$(220,264)
Issuance of common stock from
treasury			(568)			56	935
Purchases of common shares
for treasury						(18)	(835)
Stock-based compensation			2,735
Cumulative translation
adjustments					(130)
Net income				4,667
Balance at November 30, 2022	27,056	$1,353	$222,413	$86,688	$(672)	(13,165)	$(220,164)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR YEAR

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter ended November 30, 2022 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2023, or for any future periods.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2022	2022
Finished goods	$3,472	$3,519
Raw materials	5	8
	$3,477	$3,527

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At November 30, 2022, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the quarter ended November 30, 2022 (in thousands):

Balance at August 31, 2022	$729
Change in fair value	7
Payments	(429)
Balance at November 30, 2022	$307

At each quarterly reporting date, we estimate the fair value of our contingent liability from the acquisition of Jhana through the use of a Monte Carlo simulation. Based on the timing of expected payments, all of the Jhana contingent consideration liability shown above was recorded in accrued liabilities at November 30, 2022. Adjustments to the fair value of our contingent consideration liabilities are included in selling, general, and administrative expense in the accompanying condensed consolidated income statements and statements of comprehensive income.

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $90.8 million at November 30, 2022 and $102.4 million at August 31, 2022, of which $2.5 million and $2.7 million were classified as components of other long-term liabilities at November 30, 2022, and August 31, 2022, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $76.7 million at November 30, 2022 and $88.1 million at August 31, 2022. During the quarter ended November 30, 2022, we recognized $33.0 million of previously deferred subscription revenue.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At November 30, 2022, we had

$151.6 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2022	2021
Long-term incentive awards	$2,339	$1,123
Strive acquisition compensation	166	279
Unvested stock awards	165	175
Employee stock purchase plan	65	57
Fully-vested share awards	-	15
	$2,735	$1,649

During the quarter ended November 30, 2022, we issued 56,045 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. During the quarter ended November 30, 2022, we withheld 17,639 shares of our common stock for taxes on stock-based compensation arrangements, which had a total fair value of $0.8 million.

Fiscal 2023 Long-Term Incentive Plan Award

On October 14, 2022, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2023 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2023 LTIP award shares vest to participants on August 31, 2025. The number of shares that may be earned by participants at the end of the service period totals approximately 23,000 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2023 LTIP award are earned based on the highest rolling four-quarter level of qualified adjusted earnings before interest, income taxes, depreciation, amortization, and certain other charges (Adjusted EBITDA) achieved in the three-year period ending August 31, 2025. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals approximately 70,000 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2022 LTIP totals approximately 140,000 shares.

New Long-Term Incentive Plan

During the quarter ended November 30, 2022, we introduced a new long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. These awards are generally based on the achievement of specified sales goals and are expected to be granted annually. One-third of the award shares will vest to participants on each August 31 following the award grant. For performance in fiscal 2022, we granted a total of approximately 34,000 unvested share units to the participants in this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2022, we issued 9,093 shares of our common stock to participants in the ESPP.

NOTE 6 – NET INCOME PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2022	2021
Numerator for basic and
diluted loss per share:
Net income	$4,667	$3,812

Denominator for basic and
diluted loss per share:
Basic weighted average shares
outstanding	13,877	14,246
Effect of dilutive securities:
Other stock-based awards	630	66
Diluted weighted average
shares outstanding	14,507	14,312

EPS Calculations:
Net income per share:
Basic	$0.34	$0.27
Diluted	0.32	0.27

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

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income excluding interest, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as adjustments for changes in the fair value of contingent liabilities arising from business acquisitions. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2022	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$50,167	$39,921	$11,250
International licensees	3,278	2,977	1,831
	53,445	42,898	13,081
Education practice	14,350	9,175	281
Corporate and eliminations	1,574	669	(1,890)
Consolidated	$69,369	$52,742	$11,472

Quarter Ended
November 30, 2021

Enterprise Division:
Direct offices	$45,119	$36,202	$9,954
International licensees	2,997	2,701	1,671
	48,116	38,903	11,625
Education practice	11,697	7,860	235
Corporate and eliminations	1,446	835	(1,928)
Consolidated	$61,259	$47,598	$9,932

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2022	2021
Segment Adjusted EBITDA	$13,362	$11,860
Corporate expenses	(1,890)	(1,928)
Consolidated Adjusted EBITDA	11,472	9,932
Stock-based compensation	(2,735)	(1,649)
Increase in the fair value of
contingent consideration liabilities	(7)	(28)
Depreciation	(1,246)	(1,279)
Amortization	(1,092)	(1,431)
Income from operations	6,392	5,545
Interest income	81	15
Interest expense	(410)	(446)
Income before income taxes	6,063	5,114
Income tax provision	(1,396)	(1,302)
Net income	$4,667	$3,812

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2022	2021

Americas	$56,743	$48,755
Asia Pacific	7,458	7,797
Europe/Middle East/Africa	5,168	4,707
	$69,369	$61,259

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2022	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$26,217	$23,490	$460	$-	$50,167
International licensees	143	352	2,783	-	3,278
	26,360	23,842	3,243	-	53,445
Education practice	4,500	9,183	667	-	14,350
Corporate and eliminations	-	-	315	1,259	1,574
Consolidated	$30,860	$33,025	$4,225	$1,259	$69,369

Quarter Ended
November 30, 2021

Enterprise Division:
Direct offices	$23,851	$20,512	$756	$-	$45,119
International licensees	404	-	2,593	-	2,997
	24,255	20,512	3,349	-	48,116
Education practice	3,226	7,844	627	-	11,697
Corporate and eliminations	-	-	344	1,102	1,446
Consolidated	$27,481	$28,356	$4,320	$1,102	$61,259

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 as filed with the SEC on November 14, 2022.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, please refer to Note 7, Segment Information, to our financial statements.

RESULTS OF OPERATIONS

Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance at scale through changes in human behavior. We believe that our content and services create the connection between capabilities and results. Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our Direct Office and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Our offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great results. Our Education Division is centered around the principles found in The Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Our financial results for the quarter ended November 30, 2022 maintained the strong momentum that was generated in fiscal 2022 and included increased sales, increased gross profit, increased operating and net income, and higher Adjusted EBITDA. Our consolidated sales for the first quarter of fiscal 2023 increased 13 percent, or $8.1 million, to $69.4 million compared with $61.3 million in fiscal 2022. On a constant currency basis, our consolidated sales for the first quarter increased 17 percent to $71.4 million. Rolling four-quarter consolidated sales increased 14 percent to $271.0 million compared with the four-quarters ended November 30, 2021. Our strong start to fiscal 2023 reflects the continuation of three key trends that have been evident throughout the preceding fiscal year and that have significantly contributed to our financial results. These trends include:

•Strong growth of All Access Pass and Related Services. All Access Pass (AAP) subscription and subscription services sales increased 20 percent in the first quarter of fiscal 2023 to $39.6 million. Rolling four-quarter AAP subscription and subscription services sales increased 26 percent to $151.0 million.

•Education Division performance improvement. Education Division revenues grew 23 percent on the strength of increased consulting, coaching, and training days delivered during the quarter, increased Leader in Me subscription revenues, and increased material sales.

•International sales improvement. Three of our five international direct offices reported improved sales compared with the first quarter of fiscal 2022 and international licensee revenues increased nine percent over the prior year, reflecting increased sales and improving economic conditions in many of the countries in which we and our licensees operate. We expect sales activity in Asia to improve in future periods as pandemic-related measures are relieved and economies recover.

We were pleased with our overall sales growth during the quarter despite some continuing international headwinds, including unfavorable foreign exchange rates, a 10 percent decrease in China office sales, and a six percent decrease in Japan office sales primarily due to pandemic mitigation measures and economic conditions in those countries. Foreign exchange rates had a $2.0 million adverse impact on the Company’s sales during the first quarter of fiscal 2023.

The following is a summary of financial highlights for the first quarter of fiscal 2023:

•Sales – Our consolidated sales for the quarter ended November 30, 2022 increased 13 percent, or $8.1 million, to $69.4 million compared with $61.3 million in the prior year. We continue to be pleased with the strength of our All Access Pass and Leader in Me subscription-based services and believe these services will drive consistent sales growth in fiscal 2023 and in future periods. For the first quarter, Enterprise Division sales increased 11 percent, or $5.3 million, to $53.4 million compared with $48.1 million in fiscal 2022, despite $2.0 million of unfavorable foreign exchange and decreased sales in China and Japan during the quarter as previously described. During the first quarter of fiscal 2023, AAP and related sales increased 20 percent compared with the prior year and annual revenue retention remained strong at well above 90 percent. Education Division sales grew 23 percent compared with the prior year on the strength of increased consulting, coaching, and training days delivered during the quarter, increased Leader in Me subscription revenue, and increased material sales. During the first quarter of fiscal 2023, sales improved in each of our Direct Office, International Licensee, and Education Division segments compared with the first quarter of fiscal 2022.

At November 30, 2022, we had $76.7 million of deferred subscription revenue on our balance sheet, a 13 percent, or $8.9 million, increase compared with deferred subscription revenue at November 30, 2021. At November 30, 2022, we had $74.9 million of unbilled deferred revenue compared with $53.4 million of unbilled deferred revenue at November 30, 2021. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts), and excluded from our balance sheet. As of November 30, 2022 approximately 48 percent of our AAP contracts are multi-year arrangements.

•Cost of Sales/Gross Profit – Our cost of sales totaled $16.6 million for the quarter ended November 30, 2022, compared with $13.7 million in the first quarter of the prior year. Gross profit for the first quarter of fiscal 2023 increased 11 percent to $52.7 million compared with $47.6 million in fiscal 2022. Our gross margin in the first quarter of fiscal 2023 remained strong at 76.0 percent of sales compared with 77.7 percent in the prior year, reflecting changes in the mix of services and products in sold. Cost of goods sold and gross profit each increased primarily due to higher sales as described above.

•Operating Expenses – Our operating expenses for the quarter ended November 30, 2022 increased $4.3 million compared with the same quarter of the prior year, which was primarily due to a $4.7 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percent of sales, our SG&A expenses in the first quarter of fiscal 2023 decreased to 63.4 percent compared with 64.2 percent in the prior year. Our SG&A expenses increased primarily due to increased associate costs resulting from new personnel and increased salaries; increased commissions on higher sales; and increased travel expense. At November 30, 2022, we had 292 client partners compared with 271 client partners at November 30, 2021.

•Operating Income, Net Income, and Adjusted EBITDA – As a result of increased sales and a strong gross margin, our income from operations for the quarter ended November 30, 2022 improved 15 percent to $6.4 million, compared with $5.5 million in the first quarter of fiscal 2022. Comparative first quarter fiscal 2023 net income was $4.7 million, or $0.32 per diluted share, compared with $3.8 million, or $0.27 per diluted share, in fiscal 2022. Our Adjusted EBITDA for the quarter ended November 30, 2022 improved 16 percent to $11.5 million, compared with $9.9 million in the first quarter of the prior year.

•Liquidity and Financial Position – Our liquidity and financial position remained strong during the first quarter of fiscal 2023. At November 30, 2022, we had $58.2 million of cash with no borrowings on our $15.0 million secured line of credit facility, compared with $60.5 million, and no borrowings on our credit facility, at August 31, 2022.

Further details regarding our results for the quarter ended November 30, 2022 are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2022 Compared with the Quarter Ended November 30, 2021

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

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2022	Sales	2021	Sales	Change
Sales	$50,167	100.0	$45,119	100.0	$5,048
Cost of sales	10,246	20.4	8,917	19.8	1,329
Gross profit	39,921	79.6	36,202	80.2	3,719
SG&A expenses	28,671	57.2	26,248	58.2	2,423
Adjusted EBITDA	$11,250	22.4	$9,954	22.1	$1,296

During the first quarter of fiscal 2023, Direct Office segment revenue increased 11 percent to $50.2 million compared with $45.1 million in fiscal 2022. The increase was primarily the result of strong performance in our offices in the United States and Canada where revenue increased 16 percent in the quarter, but was partially offset by $1.6 million of unfavorable foreign currency exchange and decreased sales from our China and Japan offices. During the first quarter of fiscal 2022 our AAP subscription and subscription related revenues remained strong and increased 20 percent over the first quarter of fiscal 2022, while annual AAP revenue retention remained well above 90 percent. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 25 percent to $151.6 million, compared with November 30, 2021. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

Consistent with the previous several quarters, the performance of our international direct offices was directly related to the level of recovery from the pandemic and corresponding business and social activity in each country. Increased sales in the United Kingdom, Australia, and Germany/Switzerland/Austria offices were offset by decreased sales in China and Japan. During fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These continuing lockdown measures and related social unrest adversely impacted our China office during first quarter of fiscal 2023 and led to a 10 percent reduction in quarter-over-quarter sales. Sales in our Japan office decreased by six percent compared to the prior year and were hampered by economic activity and the fear of resurging COVID cases. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by significant ongoing governmental pandemic-related mandates, unfavorable economic conditions, and social unrest in fiscal 2023 and future periods. Foreign exchange rates had a $1.6 million unfavorable impact on our Direct Office sales and a $0.4 million unfavorable effect on operating income during the opening quarter of fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and was 79.6 percent compared with 80.2 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate costs resulting from new personnel, increased salaries, and increased commissions on higher sales, and increased travel expenses.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2022	Sales	2021	Sales	Change
Sales	$3,278	100.0	$2,997	100.0	$281
Cost of sales	301	9.2	296	9.9	5
Gross profit	2,977	90.8	2,701	90.1	276
SG&A expenses	1,146	35.0	1,030	34.4	116
Adjusted EBITDA	$1,831	55.9	$1,671	55.8	$160

Sales. International licensee revenues are primarily comprised of royalty revenues. During the first quarter of fiscal 2023 our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover from the pandemic. The ongoing recovery led to improved licensee royalty revenues and continued increases in our share of AAP sales. Compared with the first quarter of fiscal 2022, our royalty revenues increased seven percent and our share of AAP revenues increased by 32 percent to $0.4 million. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. We remain optimistic that the recovery of international economies in future periods will benefit our licensees’ sales and our corresponding royalty revenues. However, macroeconomic conditions, such as foreign exchange rates and inflation, are not within our control and may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.3 million adverse impact on international licensee sales and operating results during the quarter ended November 30, 2022.

Gross Profit. Gross profit increased primarily due to increased royalty revenues and AAP revenues as previously described. Gross margin remained strong at 90.8 percent compared with 90.1 percent in the prior year, and improved slightly due to the mix of revenue recognized during the first quarter of fiscal 2023.

SG&A Expense. International licensee SG&A expenses increased primarily due to additional spending on technology, development, and various other shared service costs.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division for the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2022	Sales	2021	Sales	Change
Sales	$14,350	100.0	$11,697	100.0	$2,653
Cost of sales	5,175	36.1	3,837	32.8	1,338
Gross profit	9,175	63.9	7,860	67.2	1,315
SG&A expenses	8,894	62.0	7,625	65.2	1,269
Adjusted EBITDA	$281	2.0	$235	2.0	$46

Sales. Education Division sales for the quarter ended November 30, 2022 grew 23 percent, or $2.7 million, primarily due to increased consulting, coaching, and training days delivered during the quarter, increased Leader in Me subscription revenue, and increased training material sales compared with the prior year. Education subscription and subscription service sales increased 17 percent over the first quarter of fiscal 2022. We are pleased with the continued strength and momentum of our Education Division, which added a record 739 new Leader in Me schools during fiscal 2022. We believe this positive momentum generated in fiscal 2022 and the first quarter of fiscal 2023 will continue through the remainder of fiscal 2023. As of November 30, 2022, the Leader in Me program is used in over 3,400 schools in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to increased costs related to the delivery of coaching and consulting services and related training materials. Education division gross margin was also adversely impacted by a change in the mix of services and products sold to customers compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the first quarter was $1.2 million compared with $1.3 million in the same quarter of fiscal 2022, and decreased primarily due to the full depreciation of certain assets. We currently expect depreciation expense will total approximately $5.7 million in fiscal 2023.

Amortization – Amortization expense decreased $0.3 million compared with the prior year due full amortization of certain intangible assets from previous business acquisitions. We currently expect definite-lived intangible asset amortization expense will total $4.3 million during fiscal 2023.

Income Taxes

Our income tax provision for the quarter ended November 30, 2022 was $1.4 million compared with an income tax provision of $1.3 million in the same quarter of the prior year. Our effective tax rate for the first quarter was generally consistent with the prior year at 23.0 percent in fiscal 2023, compared with 25.5 percent in fiscal 2022. We paid $0.8 million in cash for income taxes during the first quarter of fiscal 2023 and we anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Due to economic uncertainties generated by a variety of current geopolitical events, including macroeconomic factors, international conflicts, and the ongoing impacts from the COVID-19 pandemic, we have prioritized maintaining and preserving adequate liquidity during the past few years. We believe these efforts have been successful and have provided the ability to maintain operations, make strategic investments, and purchase shares of our common stock. At November 30, 2022, our cash and cash equivalents totaled $58.2 million, with no borrowings on our $15.0 million revolving credit facility. Of our $58.2 million of cash at November 30, 2022, $15.5 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, business acquisitions, capital expenditures (including curriculum development), working capital expansion, and purchases of our common stock.

At November 30, 2022, our debt covenants consisted of the following: (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150 percent of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the credit agreement entered into on August 7, 2019 (the 2019 Credit Agreement). At November 30, 2022, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

In addition to our term-loan obligation and borrowings on our revolving line of credit, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2022.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first quarter of fiscal 2023 was $3.0 million compared with $10.2 million in the first quarter of fiscal 2022. The difference was primarily attributable to changes in working capital during the quarter. During the first quarter of fiscal 2023 our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

During the quarter ended November 30, 2022, our cash used for investing activities totaled $2.2 million. Our primary uses of cash for investing activities were purchases of property and equipment in the normal course of business and additional investments in the development of our offerings.

Our purchases of property and equipment during the first quarter of fiscal 2023 consisted primarily of computer hardware, software, and leasehold improvements on our corporate campus. We expect to continue investing in our content and delivery modalities, including the AAP and Leader in Me subscription services and expect to make required leasehold improvements on our corporate campus in fiscal 2023 and in future periods. We currently anticipate that our purchases of property and equipment will total $7.6 million in fiscal 2023.

We spent $1.0 million during the first quarter of fiscal 2023 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will increase during the remainder of fiscal 2023 and will total $9.5 million for the fiscal year.

Cash Flows Used For Financing Activities

For the quarter ended November 30, 2022, our net cash used for financing activities totaled $2.9 million. Our primary uses of financing cash included $2.0 million used for principal payments on our term loan and financing obligations, $0.8 million used to purchase shares of our common stock, and $0.4 million used to pay contingent consideration liabilities from previous business acquisitions. Our purchases of common stock during the first quarter of fiscal 2023 were comprised entirely of shares withheld from participants to pay statutory income taxes on stock-based compensation awards. Partially offsetting these uses of cash were $0.4 million of proceeds from Employee Stock Purchase Plan participants to purchase shares of stock during the first quarter of fiscal 2023.

On November 15, 2019, our Board of Directors approved a new plan to repurchase up to $40.0 million of the Company’s outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. At November 30, 2022, we have $19.5 million remaining in the current purchase authorization. Our uses of financing cash during the remainder of fiscal 2023 are expected to include required payments on our term loans and financing obligation, contingent consideration payments from previous business acquisitions, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our obligations on the 2019 Credit Agreement, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations during fiscal 2023 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. Our 2019 Credit Agreement expires in August 2024 and we expect to renew and amend the 2019 Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. During the first quarter of fiscal 2023, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report for the fiscal year ended August 31, 2022. However, current economic conditions and forecasts indicate that our material uses of cash may increase due to inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the Securities and Exchange Commission on November 14, 2022.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in accordance with GAAP. The significant accounting policies used to prepare our consolidated financial statements are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. Please refer to these disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2023, expected and lingering effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the AAP and the electronic delivery of our content, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2022, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 5.7 percent at November 30, 2022. Based on expected increases in interest rates over the remainder of fiscal 2023 and into fiscal 2024, we will incur additional expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our unpaid term loans at November 30, 2022 would result in $0.1 million of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

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

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2022.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on November 14, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2022 to September 30, 2022	-	$-	-	$19,510

October 1, 2022 to October 31, 2022	-	$-	-	$19,510

November 1, 2022 to November 30, 2022	-	$-	-	$19,510

Total Common Shares	-	$-	-

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

The table above excludes 17,639 shares of our common stock that were withheld for statutory taxes on shares distributed to participants in stock-based compensation plans during the quarter ended November 30, 2022. The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at a weighted average price of $47.37 per share.

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

FRANKLIN COVEY CO.

Date: January 9, 2023	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 9, 2023	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)