Form 10-Q
period 2023-02-28
FRANKLIN COVEY CO
filed 2023-04-05
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,852,825 shares of Common Stock as of March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 28,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,121	$60,517
Accounts receivable, less allowance for doubtful accounts of $4,116 and $4,492	53,729	72,561
Inventories	3,468	3,527
Prepaid expenses and other current assets	18,532	19,278
Total current assets	130,850	155,883

Property and equipment, net	9,853	9,798
Intangible assets, net	42,651	44,833
Goodwill	31,220	31,220
Deferred income tax assets	3,555	4,686
Other long-term assets	15,956	12,735
	$234,085	$259,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,365	3,199
Accounts payable	8,488	10,864
Deferred subscription revenue	74,089	85,543
Other deferred revenue	14,619	14,150
Accrued liabilities	18,654	34,205
Total current liabilities	125,050	153,796

Notes payable, less current portion	4,823	7,268
Financing obligation, less current portion	6,233	7,962
Other liabilities	6,419	7,116
Deferred income tax liabilities	199	199
Total liabilities	142,724	176,341

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	225,643	220,246
Retained earnings	88,427	82,021
Accumulated other comprehensive loss	(526)	(542)
Treasury stock at cost, 13,216 shares and 13,203 shares	(223,536)	(220,264)
Total shareholders’ equity	91,361	82,814
	$234,085	$259,155

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Net sales	$61,756	$56,599	$131,125	$117,859
Cost of sales	14,546	12,485	31,173	26,146
Gross profit	47,210	44,114	99,952	91,713

Selling, general, and administrative	42,338	38,061	86,350	77,405
Depreciation	951	1,190	2,196	2,470
Amortization	1,093	1,346	2,185	2,776
Income from operations	2,828	3,517	9,221	9,062

Interest income	362	12	442	27
Interest expense	(409)	(423)	(819)	(869)
Income before income taxes	2,781	3,106	8,844	8,220
Income tax provision	(1,042)	(1,228)	(2,438)	(2,530)
Net income	$1,739	$1,878	$6,406	$5,690

Net income per share:
Basic	$0.13	$0.13	$0.46	$0.40
Diluted	0.12	0.13	0.44	0.40

Weighted average number of common shares:
Basic	13,900	14,312	13,888	14,279
Diluted	14,533	14,333	14,520	14,323

COMPREHENSIVE INCOME
Net income	$1,739	$1,878	$6,406	$5,690
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	146	(32)	16	(176)
Comprehensive income	$1,885	$1,846	$6,422	$5,514

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 28,	February 28,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,406	$5,690
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,381	5,246
Amortization of capitalized curriculum costs	1,648	1,620
Stock-based compensation	6,050	3,618
Deferred income taxes	1,130	1,277
Change in fair value of contingent consideration liabilities	7	48
Amortization of right-of-use operating lease assets	411	475
Changes in assets and liabilities:
Decrease in accounts receivable, net	19,050	22,925
Decrease in inventories	71	25
Decrease in prepaid expenses and other assets	1,333	353
Decrease in accounts payable and accrued liabilities	(16,823)	(11,165)
Decrease in deferred revenue	(11,674)	(5,518)
Increase in income taxes payable	(455)	(238)
Decrease in other long-term liabilities	(327)	(1,118)
Net cash provided by operating activities	11,208	23,238

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,644)	(1,264)
Curriculum development costs	(5,277)	(774)
Net cash used for investing activities	(7,921)	(2,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,500)	(2,500)
Principal payments on financing obligation	(1,562)	(1,409)
Purchases of common stock for treasury	(4,665)	(3,535)
Payment of contingent consideration liabilities	(736)	(671)
Proceeds from sales of common stock held in treasury	739	668
Net cash used for financing activities	(8,724)	(7,447)
Effect of foreign currency exchange rates on cash and cash equivalents	41	(108)
Net increase (decrease) in cash and cash equivalents	(5,396)	13,645
Cash and cash equivalents at the beginning of the period	60,517	47,417
Cash and cash equivalents at the end of the period	$55,121	$61,062

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,604	$1,302
Cash paid for interest	738	782

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$141	$160
Acquisition of right-of-use operating lease assets for operating lease liabilities	448	338

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2022	27,056	$1,353	$220,246	$82,021	$(542)	(13,203)	$(220,264)
Issuance of common stock from
treasury			(568)			56	935
Purchases of common shares
for treasury						(18)	(835)
Stock-based compensation			2,735
Cumulative translation
adjustments					(130)
Net income				4,667
Balance at November 30, 2022	27,056	1,353	222,413	86,688	(672)	(13,165)	(220,164)

Issuance of common stock from
treasury			181			12	192
Purchases of common shares
for treasury						(79)	(3,830)
Stock-based compensation			3,315
Unvested stock award			(266)			16	266
Cumulative translation
adjustments					146
Net income				1,739
Balance at February 28, 2023	27,056	$1,353	$225,643	$88,427	$(526)	(13,216)	$(223,536)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY –

PRIOR YEAR

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount

Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)
Issuance of common stock from
treasury			(3,033)			217	3,378
Purchases of common shares
for treasury						(85)	(3,488)
Stock-based compensation			1,649
Cumulative translation
adjustments					(144)
Net income				3,812
Balance at November 30, 2021	27,056	1,353	213,504	67,403	565	(12,757)	(200,788)

Issuance of common stock from
treasury			84			15	239
Purchases of common shares
for treasury						(1)	(47)
Stock-based compensation			1,969
Unvested stock award			(209)			13	209
Cumulative translation
adjustments					(32)
Net income				1,878
Balance at February 28, 2022	27,056	$1,353	$215,348	$69,281	$533	(12,730)	$(200,387)

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

The results of operations for the quarter and two quarters ended February 28, 2023 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2023, or for any future periods.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28,	August 31,
	2023	2022
Finished goods	$3,464	$3,519
Raw materials	4	8
	$3,468	$3,527

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 28, 2023, the carrying value of our financial instruments approximated their fair values. The fair values of our contingent consideration liabilities from previous business acquisitions are considered “Level 3” measurements because we use various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during the two quarters ended February 28, 2023 (in thousands):

Balance at August 31, 2022	$729
Change in fair value	7
Payments	(429)
Balance at November 30, 2022	307
Change in fair value	-
Payments	(307)
Balance at February 28, 2023	$-

At each quarterly reporting date, we estimated the fair value of our contingent liability from the acquisition of Jhana through the use of a Monte Carlo simulation. Adjustments to the fair value of our contingent consideration liabilities were included in selling, general, and administrative expense in the accompanying condensed consolidated income statements and statements of comprehensive income. During the quarter ended February 28, 2023, we made the final Jhana contingent liability payment and have no further liabilities related to this acquisition.

NOTE 4 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first two quarters of fiscal 2023 were comprised of open-market purchases and shares withheld on stock-based compensation awards (Note 6). Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Shares purchased during the first two quarters of fiscal 2023 consisted of the following (in thousands):

	Common Shares	Cost
Open market purchases	79	$3,830
Shares withheld for taxes on stock-
based compensation awards	18	835
	97	$4,665

On February 14, 2023, our Board of Directors approved a new plan to repurchase up to $50.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

NOTE 5 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $90.9 million at February 28, 2023 and $102.4 million at August 31, 2022, of which $2.2 million and $2.7 million were classified as components of other long-term liabilities at February 28, 2023, and August 31, 2022, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $76.1 million at February 28, 2023 and $88.1 million at August 31, 2022. During the quarter and two quarters ended February 28, 2023, we recognized $33.0 million and $66.0 million of previously deferred subscription revenue.

Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services. Deferred revenue is recognized in sales as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract. With the Leader in Me offering, the contract includes both a subscription membership and onsite consulting which can be invoiced to the client in one lump sum. In this circumstance, the entire lump sum is included in deferred subscription revenue. The deferred subscription revenue related to the Leader in Me membership is recognized as revenue over the life of the contract whereas the consulting is recognized when the service takes place.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At February 28, 2023, we had $145.8 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 8, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 6 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Long-term incentive awards	$2,866	$1,375	$5,204	$2,498
Strive acquisition compensation	200	366	366	645
Unvested stock awards	175	168	340	343
Employee stock purchase plan	74	60	140	117
Fully-vested share awards	-	-	-	15
	$3,315	$1,969	$6,050	$3,618

During the two quarters ended February 28, 2023, we issued 83,392 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

Fiscal 2023 Long-Term Incentive Plan Award

On October 14, 2022, the Compensation Committee granted a new Long-Term Incentive Plan (LTIP) award to our executive officers and members of senior management. The fiscal 2023 LTIP award was subsequently expanded with new grants for additional participants, which are expensed based on the market value of our common stock on the date of the grants. The fiscal 2023 LTIP has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2023 LTIP award shares vest to participants on August 31, 2025. The number of shares that may be earned by participants at the end of the service period totals approximately 26,000 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2023 LTIP award are earned based on the highest rolling four-quarter level of qualified adjusted earnings before interest, income taxes, depreciation, amortization, and certain other charges (Adjusted EBITDA) achieved in the three-year period ending August 31, 2025. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals approximately 77,300 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2023 LTIP totals approximately 154,600 shares.

New Long-Term Incentive Performance and Retention Plan

During the first quarter of fiscal 2023, we introduced a new long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. These awards are generally based on the achievement of specified sales goals and are expected to be granted annually. One-third of the award shares will vest to participants on each August 31 following the award grant. We granted a total of approximately 42,600 unvested share units in fiscal 2023 to the participants in this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Fiscal 2023 Board of Director Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2023 award, each eligible director received a whole-share grant equal to $120,000 with a one year vesting period. Our unvested stock award activity during the two quarters ended February 28, 2023 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2022	13,260	$49.78
Granted	15,882	45.34
Forfeited	-	-
Vested	(13,260)	49.78
Unvested stock awards at
February 28, 2023	15,882	$45.34

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 28, 2023, we issued 8,498 shares and 17,591 shares of our common stock to participants in the ESPP.

NOTE 7 – NET INCOME PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Numerator for basic and
diluted income per share:
Net income	$1,739	$1,878	$6,406	$5,690

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,900	14,312	13,888	14,279
Effect of dilutive securities:
Stock-based compensation awards	633	21	632	44
Diluted weighted average
shares outstanding	14,533	14,333	14,520	14,323

EPS Calculations:
Net income per share:
Basic	$0.13	$0.13	$0.46	$0.40
Diluted	0.12	0.13	0.44	0.40

NOTE 8 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions. The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice. Based on the applicable guidance, our operations consist of three reportable segments and one corporate services group. The following is a brief description of our reportable segments:

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

•International Licensees – Our independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries. This segment’s sales are primarily comprised of royalty revenues received from these licensees.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 28, 2023	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$43,646	$35,854	$9,641
International licensees	2,935	2,659	1,541
	46,581	38,513	11,182
Education practice	14,198	8,392	(622)
Corporate and eliminations	977	305	(2,373)
Consolidated	$61,756	$47,210	$8,187

Quarter Ended
February 28, 2022

Enterprise Division:
Direct offices	$41,502	$33,948	$8,732
International licensees	2,588	2,304	1,444
	44,090	36,252	10,176
Education practice	11,066	7,098	(324)
Corporate and eliminations	1,443	764	(1,810)
Consolidated	$56,599	$44,114	$8,042

Two Quarters Ended
February 28, 2023

Enterprise Division:
Direct offices	$93,812	$75,775	$20,890
International licensees	6,213	5,635	3,372
	100,025	81,410	24,262

Education practice	28,549	17,568	(341)
Corporate and eliminations	2,551	974	(4,262)
Consolidated	$131,125	$99,952	$19,659

Two Quarters Ended
February 28, 2022

Enterprise Division:
Direct offices	$86,621	$70,150	$18,686
International licensees	5,586	5,005	3,115
	92,207	75,155	21,801
Education practice	22,763	14,959	(89)
Corporate and eliminations	2,889	1,599	(3,738)
Consolidated	$117,859	$91,713	$17,974

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$10,560	$9,852	$23,921	$21,712
Corporate expenses	(2,373)	(1,810)	(4,262)	(3,738)
Consolidated Adjusted EBITDA	8,187	8,042	19,659	17,974
Stock-based compensation	(3,315)	(1,969)	(6,050)	(3,618)
Increase in the fair value of
contingent consideration liabilities	-	(20)	(7)	(48)
Depreciation	(951)	(1,190)	(2,196)	(2,470)
Amortization	(1,093)	(1,346)	(2,185)	(2,776)
Income from operations	2,828	3,517	9,221	9,062
Interest income	362	12	442	27
Interest expense	(409)	(423)	(819)	(869)
Income before income taxes	2,781	3,106	8,844	8,220
Income tax provision	(1,042)	(1,228)	(2,438)	(2,530)
Net income	$1,739	$1,878	$6,406	$5,690

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Americas	$51,638	$46,447	$108,380	$95,202
Asia Pacific	5,925	6,489	13,383	14,287
Europe/Middle East/Africa	4,193	3,663	9,362	8,370
	$61,756	$56,599	$131,125	$117,859

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 28, 2023	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$19,086	$23,711	$849	$-	$43,646
International licensees	43	343	2,549	-	2,935
	19,129	24,054	3,398	-	46,581
Education practice	4,110	8,860	1,228	-	14,198
Corporate and eliminations	-	-	308	669	977
Consolidated	$23,239	$32,914	$4,934	$669	$61,756

Quarter Ended
February 28, 2022

Enterprise Division:
Direct offices	$20,212	$20,553	$737	$-	$41,502
International licensees	99	313	2,176	-	2,588
	20,311	20,866	2,913	-	44,090
Education practice	2,844	7,128	1,094	-	11,066
Corporate and eliminations	-	-	220	1,223	1,443
Consolidated	$23,155	$27,994	$4,227	$1,223	$56,599

Two Quarters Ended
February 28, 2023

Enterprise Division:
Direct offices	$45,303	$47,201	$1,308	$-	$93,812
International licensees	186	695	5,332	-	6,213
	45,489	47,896	6,640	-	100,025
Education practice	8,610	18,044	1,895	-	28,549
Corporate and eliminations	-	-	624	1,927	2,551
Consolidated	$54,099	$65,940	$9,159	$1,927	$131,125

Two Quarters Ended
February 28, 2022

Enterprise Division:
Direct offices	$44,063	$41,065	$1,493	$-	$86,621
International licensees	212	605	4,769	-	5,586
	44,275	41,670	6,262	-	92,207
Education practice	6,070	14,972	1,721	-	22,763
Corporate and eliminations	-	-	564	2,325	2,889
Consolidated	$50,345	$56,642	$8,547	$2,325	$117,859

NOTE 9 – SUBSEQUENT EVENT

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). KeyBank will act as the sole administrative and collateral agent under the 2023 Credit Agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million will be used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million will be available as a revolving line of credit or for future term loans.

Principal payments on the term loans will consist of quarterly payments totaling $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. These payment terms on the term loan are essentially the same as under the 2019 Credit Agreement.

The 2023 Credit Agreement matures on March 27, 2028 and interest on all borrowings under the 2023 Credit Agreement is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the ratio of Funded Debt to Adjusted EBITDA (Leverage Ratio, as defined in the 2023 Credit Agreement) as shown below:

Funded Debt Ratio	Interest Rate
Less than 1.00	SOFR plus 1.50%
Between 1.00 and 2.00	SOFR plus 1.75%
Between 2.01 and 2.50	SOFR plus 2.25%
Greater than 2.51	SOFR plus 2.75%

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. While any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement.

The 2023 Credit Agreement is secured by substantially all of our assets and certain of our subsidiaries, and provides for standard events of default, such as for non-payment and failure to perform or observe covenants, and contains standard indemnifications benefitting the Lenders. In connection with the 2023 Credit Agreement, the Company and certain of its subsidiaries, as applicable, also entered into a Security Agreement, Intellectual Property Security Agreement, and Guaranty of Payment.

The foregoing description of the 2023 Credit Agreement does not purport to be complete and is qualified by reference to the text of the 2023 Credit Agreement and the Security Agreement, which are included as Exhibits 10.1 and 10.2 to this Form 10-Q.

noteE

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

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing that amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 8, Segment Information, to our financial statements.

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

We were generally pleased with our financial results for the quarter ended February 28, 2023 despite the growing challenges from factors such as macroeconomic uncertainty, banking sector instability, unfavorable foreign exchange rates, and lingering pandemic issues in China, Japan, and certain other areas of the world. We believe the strength and durability of our subscription model is driven by 1) our clients’ mission critical challenges, which are typically more intense during periods of economic uncertainty; 2) our effective solutions which help clients successfully address these challenges, which can be flexibly utilized to meet each organization’s needs; and 3) our strength in acquiring, retaining, and expanding meaningful client relationships. For the quarter ended February 28, 2023, our results of operations included increased sales, gross profit, and Adjusted EBITDA. Our consolidated sales for the second quarter of fiscal 2023 increased nine percent, or $5.2 million, to $61.8 million compared with $56.6 million in fiscal 2022. On a constant currency basis, our consolidated sales for the first quarter increased 11 percent. Sales for the first half of fiscal 2023 increased 11 percent to $131.1 million compared with $117.9 million in the first two quarters fiscal 2022, and increased 14 percent on a constant currency basis. Our sales performance in fiscal 2023 reflects the continuation of three key trends that have been evident throughout the preceding fiscal year. These trends include:

•Growth of All Access Pass and Related Services. All Access Pass (AAP) subscription and subscription services sales increased 11 percent in the second quarter of fiscal 2023 to $35.4 million, compared with the second quarter of fiscal 2022. Rolling four-quarter AAP subscription and subscription services sales increased 22 percent to $154.4 million.

•Education Division performance improvement. Education Division revenues grew 28 percent during the second quarter of fiscal 2023 on the strength of increased consulting, coaching, and training days delivered during the quarter, increased Symposium conference revenues, and increased Leader in Me subscription revenues. For the first two quarters of fiscal 2023, Education Division sales increased 25 percent compared with the first half of fiscal 2022.

•International sales improvement. Our international operations continue to recover and improve as second quarter international licensee revenues increased 13 percent compared with the prior year, and international direct offices, excluding China and Japan, increased sales by eight percent. For the second quarter of fiscal 2023, sales in our China and Japan offices decreased by 30 percent and three percent compared with the prior year, respectively, primarily due to lingering pandemic and pandemic-related economic issues in those countries. Foreign exchange rates had a $1.0 million negative impact on our consolidated sales and a $0.2 million adverse impact on our operating income in the second quarter of fiscal 2023.

The following is a summary of financial highlights for the second quarter of fiscal 2023:

•Sales – Our consolidated sales for the quarter ended February 28, 2023 increased nine percent, or $5.2 million, to $61.8 million compared with $56.6 million in the prior year. We continue to be pleased with the strength of our All Access Pass and Leader in Me subscription-based services and believe these services will drive growth in fiscal 2023 and in future periods. In the second quarter of fiscal 2023, our Enterprise Division sales increased six percent, or $2.5 million, to $46.6 million compared with $44.1 million in fiscal 2022, despite $1.0 million of unfavorable foreign exchange and decreased sales in China and Japan during the quarter as previously described. For the second quarter of fiscal 2023, AAP and related sales increased 11 percent compared with the prior year, and for the latest four quarters compared with the corresponding period of the prior year increased 22 percent. Education Division sales grew 28 percent compared with the prior year on the strength of increased consulting, coaching, and training days delivered during the quarter, more Symposium conferences held, and increased Leader in Me subscription revenue. In addition, a large sublease agreement for a portion of our headquarters campus expired, which reduced our leasing revenues by $0.6 million for the second quarter. We are actively seeking to sublease this available office space. Despite the growing economic and geopolitical headwinds, sales improved in each of our Direct Office, International Licensee, and Education Division segments compared with the second quarter of fiscal 2022.

At February 28, 2023, we had $76.1 million of deferred subscription revenue on our balance sheet, an eight percent, or $5.8 million, increase compared with deferred subscription revenue at February 28, 2022. At February 28, 2023, we had $69.7 million of unbilled deferred revenue compared with $49.0 million of unbilled deferred revenue at February 28, 2022. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts), and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $14.5 million for the quarter ended February 28, 2023, compared with $12.5 million in the second quarter of fiscal 2022. Gross profit for the second quarter of fiscal 2023 increased seven percent to $47.2 million compared with $44.1 million in fiscal 2022. Our gross margin for the second quarter of fiscal 2023 remained strong at 76.4 percent of sales compared with 77.9 percent in the prior year, reflecting the impact of Education Symposium conferences, which are essentially break-even events, and changes in the mix of services and products sold in each of the Enterprise and Education Divisions. Cost of goods sold and gross profit each increased primarily due to higher sales as described above.

•Operating Expenses – Our operating expenses for the second quarter of fiscal 2023 increased $3.8 million compared with the second quarter of fiscal 2022, which was due to a $4.3 million increase in selling, general, and administrative (SG&A) expenses. Our SG&A expenses increased primarily due to increased associate costs resulting from investments in new client-facing personnel and increased salaries; increased commissions on higher sales; increased stock-based compensation expense; and increased travel expense. Over the past 12 months we have invested in new associates for a variety of primarily client-facing roles, including sales and sales-related personnel, Leader in Me coaches, and implementation specialists. At February 28, 2023, we had 289 client partners compared with 265 client partners at February 28, 2022. We believe these investments will provide a strong return in future periods. The increase in stock-based compensation is due to the timing of the fiscal 2022 Long-Term Incentive Plan (LTIP) award, which occurred in February 2022 rather than in October 2021 (when such awards are typically issued), and our increased use of equity-based compensation to attract and retain key personnel.

•Operating Income, Net Income, and Adjusted EBITDA – Our income from operations for the quarter ended February 28, 2023 was $2.8 million compared with $3.5 million in the second quarter of fiscal 2022, which reflected increased sales, more gross profit, and increased SG&A expenses as described above. Net income for the second quarter of fiscal 2023 was $1.7 million, or $0.12 per diluted share, compared with $1.9 million, or $0.13 per diluted share, in fiscal 2022. Our Adjusted EBITDA for the quarter ended February 28, 2023 improved to $8.2 million, compared with $8.0 million in the second quarter of fiscal 2022.

•Liquidity and Financial Position – Our liquidity and financial position remained strong through the second quarter of fiscal 2023. At February 28, 2023, we had $55.1 million of cash with no borrowings on our $15.0 million secured line of credit facility, compared with $60.5 million, and no borrowings on our credit facility, at August 31, 2022.

Further details regarding our results for the quarter ended February 28, 2023 are provided throughout the following management’s discussion and analysis.

Quarter Ended February 28, 2023 Compared with the Quarter Ended February 28, 2022

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

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$43,646	100.0	$41,502	100.0	$2,144
Cost of sales	7,792	17.9	7,554	18.2	238
Gross profit	35,854	82.1	33,948	81.8	1,906
SG&A expenses	26,213	60.1	25,216	60.8	997
Adjusted EBITDA	$9,641	22.1	$8,732	21.0	$909

For the second quarter of fiscal 2023, our Direct Office segment revenue increased five percent to $43.6 million compared with $41.5 million in fiscal 2022. In constant currency, Direct Office sales increased seven percent compared with the prior year. The increase was primarily the result of strong performance in our offices in the United States and Canada where revenue increased 11 percent in the quarter, but was partially offset by unfavorable foreign currency exchange and decreased sales from our China and Japan offices. During the second quarter of fiscal 2023 our AAP subscription and subscription related revenues remained strong and increased 11 percent over the second quarter of fiscal 2022. We remain confident that the strength and durability of our AAP offering, our principle-based content, and our subscription business model will help our clients solve difficult issues and will continue to drive growth in future periods despite potential macroeconomic and geopolitical challenges. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 22 percent, or $26.5 million, to $145.8 million, compared with February 28, 2022. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

Over the previous several quarters, the performance of our international direct offices has been directly related to the level of recovery from the pandemic and corresponding business and social activity in each country, which materially impacted our China and Japan offices. During fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These continuing lockdown measures, economic instability, and social unrest adversely impacted our China office during second quarter of fiscal 2023 and led to a 30 percent reduction in quarter-over-quarter sales. Sales in our Japan office decreased by three percent compared to the prior year and were hampered by economic activity and lingering pandemic issues. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by unfavorable economic conditions, lingering pandemic issues, and social unrest in the second half of fiscal 2023 and in future periods. Foreign exchange rates had a $0.8 million unfavorable impact on our Direct Office sales and a $0.1 million unfavorable effect on operating income during the second quarter of fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and increased to 82.1 percent compared with 81.8 percent in the prior year primarily due to a change in the mix of services and products sold during the quarter.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate costs resulting from investments in new primarily client-facing personnel, increased salaries, and increased commissions on higher sales.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$2,935	100.0	$2,588	100.0	$347
Cost of sales	276	9.4	284	11.0	(8)
Gross profit	2,659	90.6	2,304	89.0	355
SG&A expenses	1,118	38.1	860	33.2	258
Adjusted EBITDA	$1,541	52.5	$1,444	55.8	$97

Sales. International licensee sales are primarily comprised of royalty revenues. Increased licensee revenues during the second quarter of fiscal 2023 were primarily driven by increased royalties as other revenue streams slightly decreased compared with the prior year. Compared with the second quarter of fiscal 2022, our royalty revenues increased 17 percent. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will continue to grow during the remainder of fiscal 2023, headwinds from difficult macroeconomic conditions, such as foreign exchange rates and inflation, and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.1 million adverse impact on international licensee sales and operating results during the quarter ended February 28, 2023.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin remained strong at 90.6 percent compared with 89.0 percent in the second quarter of fiscal 2022 and improved primarily due to the mix of revenue recognized during the second quarter of fiscal 2023.

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

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$14,198	100.0	$11,066	100.0	$3,132
Cost of sales	5,806	40.9	3,968	35.9	1,838
Gross profit	8,392	59.1	7,098	64.1	1,294
SG&A expenses	9,014	63.5	7,422	67.1	1,592
Adjusted EBITDA	$(622)	(4.4)	$(324)	(2.9)	$(298)

Sales. Education Division sales for the quarter ended February 28, 2023 increased 28 percent, or $3.1 million, compared with the prior year, primarily due to increased consulting, coaching, and training days delivered during the quarter, an increase in the number of Symposium conference events, and increased Leader in Me subscription revenue. During the second quarter of fiscal 2023, the Education Division delivered over 500 more training and coaching days than the prior year, which are recognized as they are delivered. We held three Symposium conference events to promote the Leader in Me program during the second quarter compared with only one in the prior year. These events are attended by our clients and prospective clients and we charge tuition to attend the events. Education Annual membership subscription and subscription services revenue increased 24 percent compared with the second quarter of fiscal 2022 due to increased sales from previously deferred training and coaching days and Annual Membership sales resulting primarily from fiscal 2022 new schools. We continue to be pleased with the strength and momentum of our Education Division, which added a record 739 new Leader in Me schools during fiscal 2022. We believe this positive momentum generated in fiscal 2022 and the first half of fiscal 2023 will continue through the remainder of fiscal 2023. At February 28, 2023, the Leader in Me program is used in over 3,500 schools in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to the increased number of Symposium conferences, which are essentially break-even events, and increased costs related to the delivery of coaching and consulting services. Our Education segment gross margin was also adversely impacted by a change in the mix of services and products sold to customers compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans, increased commissions on increased sales, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense during the second quarter was $1.0 million compared with $1.2 million in the second quarter of fiscal 2022, and decreased primarily due to the full depreciation of certain assets. We currently expect depreciation expense will total approximately $5.6 million in fiscal 2023.

Amortization – Amortization expense for the second quarter decreased $0.3 million compared with fiscal 2022 due to the full amortization of certain intangible assets from previous business acquisitions. We currently expect definite-lived intangible asset amortization expense will total $4.3 million during fiscal 2023.

Interest Income – Our interest income increased compared with the prior year primarily due to the significant increase in interest rates over the past several quarters.

Income Taxes

Our income tax provision for the quarter ended February 28, 2023 was $1.0 million compared with $1.2 million in the same quarter of the prior year. Our effective tax rate for the second quarter was generally consistent with the prior year at 37.5 percent in fiscal 2023, compared with 39.5 percent in fiscal 2022. The effective tax rates for the second quarters of fiscal 2023 and 2022 were higher than statutory rates primarily due to non-deductible executive compensation and additional income tax related to foreign earnings.

Two Quarters Ended February 28, 2023 Compared with the Two Quarters Ended February 28, 2022

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$93,812	100.0	$86,621	100.0	$7,191
Cost of sales	18,037	19.2	16,471	19.0	1,566
Gross profit	75,775	80.8	70,150	81.0	5,625
SG&A expenses	54,885	58.5	51,464	59.4	3,421
Adjusted EBITDA	$20,890	22.3	$18,686	21.6	$2,204

During the first two quarters of fiscal 2023, Direct Office segment revenue increased eight percent to $93.8 million compared with $86.6 million in fiscal 2022. In constant currency, Direct Office sales increased 11 percent compared with fiscal 2022. The increase was primarily the result of strong performance in our offices in the United States and Canada where revenue increased 14 percent in the first half of fiscal 2023, but was partially offset by unfavorable foreign currency exchange and decreased sales from our China and Japan offices. During the first two quarters of fiscal 2023, our AAP subscription and subscription related revenues remained strong and increased 15 percent over the first half of fiscal 2022. We continue to be encouraged by the durability of the All Access Pass and our subscription model despite the current challenges in the economy and international instability.

For the first half of fiscal 2023, increased sales in our United Kingdom, Australia, and Germany/Switzerland/Austria offices were offset by decreased sales in China and Japan. During fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These continuing lockdown measures and related social unrest adversely impacted our China office during first two quarters of fiscal 2023 and led to an 18 percent reduction in year-over-year sales. Sales in our Japan office decreased by four percent compared to the prior year and were hampered by economic activity and lingering pandemic issues. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by unfavorable economic conditions, lingering pandemic-related issues, and social unrest in the remainder of fiscal 2023 and future periods. Foreign exchange rates had a $2.6 million unfavorable impact on our Direct Office sales and a $0.6 million unfavorable effect on operating income during the first half of fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and was 80.8 percent compared with 81.0 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to investments in new client-facing sales and sales-related personnel, increased salaries, increased commissions on higher sales, and increased travel expenses.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$6,213	100.0	$5,586	100.0	$627
Cost of sales	578	9.3	581	10.4	(3)
Gross profit	5,635	90.7	5,005	89.6	630
SG&A expenses	2,263	36.4	1,890	33.8	373
Adjusted EBITDA	$3,372	54.3	$3,115	55.8	$257

Sales. During the first two quarters of fiscal 2023 our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover from the pandemic. Compared with the first half of fiscal 2022, our royalty revenues increased 12 percent and our share of AAP revenues increased by 14 percent to $0.8 million. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will continue to grow in the remainder of fiscal 2023, difficult macroeconomic conditions, such as foreign exchange rates and inflation, and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.4 million adverse impact on international licensee sales and operating results during the two quarters ended February 28, 2023.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin remained strong at 90.7 percent compared with 89.6 percent in the prior year, and improved due to the mix of revenue recognized during the first two quarters of fiscal 2023.

SG&A Expense. International licensee SG&A expenses increased primarily due to additional spending on technology, development, and various other shared service costs.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2023	Sales	2022	Sales	Change
Sales	$28,549	100.0	$22,763	100.0	$5,786
Cost of sales	10,981	38.5	7,804	34.3	3,177
Gross profit	17,568	61.5	14,959	65.7	2,609
SG&A expenses	17,909	62.7	15,048	66.1	2,861
Adjusted EBITDA	$(341)	(1.2)	$(89)	(0.4)	$(252)

Sales. For the two quarters ended February 28, 2023, Education Division sales increased 25 percent, or $5.8 million, primarily due to increased consulting, coaching, and training days delivered during the year, increased Leader in Me subscription revenue, and an increase in the number of Symposium conference events held. During the first half of fiscal 2023, the Education Division delivered over 800 more training and coaching days than during the first half of the prior year, which are recognized as they are delivered. Education Annual membership subscription and subscription services revenue increased 21 percent compared with the first two quarters of fiscal 2022 due to increased sales from previously deferred training and coaching days and Annual Membership sales resulting primarily from fiscal 2022 new schools. We held three Symposium conference events to promote the Leader in Me program during the first two quarters of fiscal 2023 compared with only one in the prior year. We continue to be pleased with the strength and momentum of our Education Division, and believe this positive momentum generated in fiscal 2022 and the first half of fiscal 2023 will continue through the remainder of fiscal 2023.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to increased costs related to the delivery of coaching and consulting services, a change in the mix of services and products sold, and an increased number of Symposium conferences, which are essentially break-even events.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from investments in new personnel, increased commissions on higher sales, changes to compensation plans, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the first half of fiscal 2023 totaled $2.2 million compared with $2.5 million in the first two quarters of fiscal 2022, and decreased primarily due to the full depreciation of certain assets.

Amortization – Amortization expense decreased $0.6 million compared with the prior year due full amortization of certain intangible assets from previous business acquisitions.

Interest Income – Interest income increased $0.4 million compared with the prior year primarily due to increased interest rates in late fiscal 2022 and in the first half of fiscal 2023.

Income Taxes

Our income tax provision for the first two quarters of fiscal 2023 was $2.4 million compared with $2.5 million during the first two quarters of fiscal 2022. Our effective tax rate through February 28, 2023 was generally consistent with the prior year at 27.6 percent compared with 30.8 percent through February 28, 2022. The effective tax rates for each of the first two quarters of fiscal 2023 and 2022 were higher than statutory rates primarily due to non-deductible executive compensation and additional income tax related to foreign earnings. During the first half of fiscal 2023 we paid $1.6 million in cash for income taxes. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Due to economic uncertainties generated by a variety of current geopolitical events, including macroeconomic factors, international conflicts, and the lingering impacts from the recent pandemic, we have prioritized maintaining and preserving adequate liquidity during the past few years. We believe these efforts have been successful and have provided the ability to maintain operations, make strategic investments, and purchase shares of our common stock. At February 28, 2023, our cash and cash equivalents totaled $55.1 million, with no borrowings on our $15.0 million revolving credit facility. We believe that our cash balances are held at stable banking institutions, but the amount of such deposits exceed insured balances. We are currently in the process of taking additional actions to protect our cash from banking system instability. Of our $55.1 million of cash at February 28, 2023, $16.7 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, debt payments, capital expenditures (including curriculum development), working capital expansion, and purchases of our common stock.

At February 28, 2023, our debt covenants consisted of the following (as defined in the 2019 Credit Agreement): (i) a Funded Indebtedness to Adjusted EBITDAR Ratio of less than 3.00 to 1.00; (ii) a Fixed Charge Coverage ratio not less than 1.15 to 1.00; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development costs) of $8.0 million; and (iv) consolidated accounts receivable of not less than 150 percent of the aggregate amount of the outstanding borrowings on the revolving line of credit, the undrawn amount of outstanding letters of credit, and the amount of unreimbursed letter of credit disbursements. In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the credit agreement entered into on August 7, 2019 (the 2019 Credit Agreement). At February 28, 2023, we believe that we were in compliance with the terms and covenants applicable to the 2019 Credit Agreement and subsequent modifications.

Subsequent to February 28, 2023, we obtained a new credit agreement with a new lender (refer to Note 9, Subsequent Event). This new credit agreement provides expanded borrowing capacity, fewer financial covenants, and the flexibility to enable growth in future periods. We refinanced our existing term loan debt at essentially the same terms as on the previous credit agreement and we believe this new agreement improves our liquidity position.

In addition to our term-loan obligation, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2023.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first half of fiscal 2023 was $11.2 million compared with $23.2 million in the first two quarters of fiscal 2022. The difference was primarily attributable to changes in working capital during the year related to more cash used to pay accounts payable and accrued liabilities plus changes in deferred revenue compared with the prior year. During the first two quarters of fiscal 2023 our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first half of fiscal 2023, our cash used for investing activities totaled $7.9 million. Our primary uses of cash for investing activities were additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

We spent $5.3 million during the first two quarters of fiscal 2023 on the development of various content and offerings. We believe continued investment in our content and offerings is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $9.5 million for fiscal 2023.

Our purchases of property and equipment during the first two quarters of fiscal 2023 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $7.6 million in fiscal 2023.

Cash Flows Used For Financing Activities

For the two quarters ended February 28, 2023, our net cash used for financing activities totaled $8.7 million. Our primary uses of financing cash were comprised of $4.7 million used to purchase shares of our common stock, including $3.8 million used to purchase shares on the open market in the second quarter (refer to Note 4, Purchases of Common Stock); $4.1 million used for principal payments on our term loan and financing obligations; and $0.7 million used to pay contingent consideration liabilities from previous business acquisitions. Partially offsetting these uses of cash were $0.7 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during the first half of fiscal 2023.

On February 14, 2023, our Board of Directors approved a new plan to repurchase up to $50.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. At February 28, 2023, we have $46.6 million remaining in the current purchase authorization.

Our uses of financing cash during the remainder of fiscal 2023 are expected to include required payments on our term loans and financing obligation, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet our obligations on notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations during the remainder of fiscal 2023 and early fiscal 2024 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. Subsequent to February 28, 2023, we entered into a new five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, ongoing business disruptions associated with the COVID-19 pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the Securities and Exchange Commission on November 14, 2022 (our Annual Report). During the first two quarters of fiscal 2023, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and forecasts indicate that our material uses of cash may increase due to ongoing inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2023, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.5 percent at February 28, 2023. Based on expected increases in interest rates over the remainder of fiscal 2023 and into fiscal 2024, we will incur additional expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our unpaid term loans at February 28, 2023 would result in approximately $50,000 of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent, and our contingent consideration liabilities are not subject to interest rate fluctuations.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 28, 2023.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects.

The funds in our accounts are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (FDIC) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2022 to December 31, 2022	-	$-	-	$19,510

January 1, 2023 to January 31, 2023	10,265	$44.67	10,265	$19,051

February 1, 2023 to February 28, 2023	68,676	$49.10	68,676	$46,628

Total Common Shares	78,941	$48.52	78,941

(1)On February 14, 2023, our Board of Directors approved a new plan to repurchase up to $50.0 million of our outstanding common stock. The previously existing common stock repurchase plan was canceled and the new common share repurchase plan does not have an expiration date. The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

Item 6. EXHIBITS

(A)Exhibits:

10.1

Credit Agreement by and between KeyBank National Association and Franklin Covey Co., dated March 27, 2023 (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023).

10.2

Security Agreement by and among KeyBank National Association and the subsidiary guarantors party thereto, dated March 27, 2023 (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023).

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

FRANKLIN COVEY CO.

Date: April 5, 2023	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 5, 2023	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)