Form 10-Q
period 2023-05-31
FRANKLIN COVEY CO
filed 2023-07-07
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2200 West Parkway Boulevard	84119-2099
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number,	(801) 817-1776
Including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 Par Value	FC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,204,328 shares of Common Stock, $0.05 par value per share, as of June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,329	$60,517
Accounts receivable, less allowance for doubtful accounts of $3,867 and $4,492	55,476	72,561
Inventories	4,573	3,527
Prepaid expenses and other current assets	17,352	19,278
Total current assets	116,730	155,883

Property and equipment, net	9,699	9,798
Intangible assets, net	41,582	44,833
Goodwill	31,220	31,220
Deferred income tax assets	2,270	4,686
Other long-term assets	16,223	12,735
	$217,724	$259,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,450	3,199
Accounts payable	7,102	10,864
Deferred subscription revenue	70,419	85,543
Other deferred revenue	17,660	14,150
Accrued liabilities	23,940	34,205
Total current liabilities	128,406	153,796

Notes payable, less current portion	2,764	7,268
Financing obligation, less current portion	5,344	7,962
Other liabilities	6,504	7,116
Deferred income tax liabilities	199	199
Total liabilities	143,217	176,341

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	229,134	220,246
Retained earnings	92,990	82,021
Accumulated other comprehensive loss	(665)	(542)
Treasury stock at cost, 13,866 shares and 13,203 shares	(248,305)	(220,264)
Total shareholders’ equity	74,507	82,814
	$217,724	$259,155

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Net sales	$71,441	$66,176	$202,565	$184,035
Cost of sales	17,208	15,044	48,380	41,190
Gross profit	54,233	51,132	154,185	142,845

Selling, general, and administrative	45,641	42,637	131,991	120,042
Depreciation	934	1,217	3,131	3,686
Amortization	1,086	1,329	3,270	4,106
Income from operations	6,572	5,949	15,793	15,011

Interest income	362	21	804	48
Interest expense	(354)	(405)	(1,173)	(1,274)
Income before income taxes	6,580	5,565	15,424	13,785
Income tax benefit (provision)	(2,017)	1,597	(4,455)	(933)
Net income	$4,563	$7,162	$10,969	$12,852

Net income per share:
Basic	$0.33	$0.51	$0.79	$0.90
Diluted	0.32	0.51	0.76	0.90

Weighted average number of common shares:
Basic	13,621	14,173	13,799	14,244
Diluted	14,273	14,175	14,437	14,273

COMPREHENSIVE INCOME
Net income	$4,563	$7,162	$10,969	$12,852
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	(139)	(736)	(123)	(912)
Comprehensive income	$4,424	$6,426	$10,846	$11,940

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,969	$12,852
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,401	7,792
Amortization of capitalized curriculum costs	2,385	2,374
Stock-based compensation	9,357	5,987
Deferred income taxes	2,399	(1,409)
Change in fair value of contingent consideration liabilities	7	60
Amortization of right-of-use operating lease assets	633	695
Changes in assets and liabilities:
Decrease in accounts receivable, net	17,071	19,794
Increase in inventories	(1,050)	(888)
Decrease in prepaid expenses and other assets	3,415	321
Decrease in accounts payable and accrued liabilities	(12,615)	(4,294)
Decrease in deferred revenue	(11,901)	(2,760)
Increase (decrease) in income taxes payable/receivable	(621)	355
Decrease in other long-term liabilities	(503)	(1,343)
Net cash provided by operating activities	25,947	39,536

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,545)	(2,080)
Curriculum development costs	(6,841)	(1,379)
Net cash used for investing activities	(10,386)	(3,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable	7,500	-
Principal payments on notes payable	(12,085)	(4,585)
Principal payments on financing obligation	(2,366)	(2,135)
Purchases of common stock for treasury	(29,672)	(23,850)
Payment of contingent consideration liabilities	(736)	(1,099)
Cash paid to obtain new credit agreement	(393)	-
Proceeds from sales of common stock held in treasury	1,162	1,006
Net cash used for financing activities	(36,590)	(30,663)
Effect of foreign currency exchange rates on cash and cash equivalents	(159)	(763)
Net increase (decrease) in cash and cash equivalents	(21,188)	4,651
Cash and cash equivalents at the beginning of the period	60,517	47,417
Cash and cash equivalents at the end of the period	$39,329	$52,068

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,452	$1,744
Cash paid for interest	1,158	1,295

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$21	$165
Acquisition of right-of-use operating lease assets for operating lease liabilities	504	344

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2022	27,056	$1,353	$220,246	$82,021	$(542)	(13,203)	$(220,264)
Issuance of common stock from
treasury			(568)			56	935
Purchases of common shares
for treasury						(18)	(835)
Stock-based compensation			2,735
Cumulative translation
adjustments					(130)
Net income				4,667
Balance at November 30, 2022	27,056	1,353	222,413	86,688	(672)	(13,165)	(220,164)

Issuance of common stock from
treasury			181			12	192
Purchases of common shares
for treasury						(79)	(3,830)
Stock-based compensation			3,315
Unvested stock award			(266)			16	266
Cumulative translation
adjustments					146
Net income				1,739
Balance at February 28, 2023	27,056	1,353	225,643	88,427	(526)	(13,216)	(223,536)

Issuance of common stock from
treasury			184			14	238
Purchases of common shares
for treasury						(664)	(25,007)
Stock-based compensation			3,307
Cumulative translation
adjustments					(139)
Net income				4,563
Balance at May 31, 2023	27,056	$1,353	$229,134	$92,990	$(665)	(13,866)	$(248,305)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, the Leader in Me membership, and other intellectual property licenses; digital online learning; on-site training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or meeting in a centralized location. We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The results of operations for the quarter and three quarters ended May 31, 2023 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2023, or for any future periods.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31,	August 31,
	2023	2022
Finished goods	$4,565	$3,519
Raw materials	8	8
	$4,573	$3,527

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

At May 31, 2023, the carrying value of our financial instruments approximated their fair values. During previous reporting periods, the fair values of our contingent consideration liabilities from previous business acquisitions were considered “Level 3” measurements because we used various estimates in the valuation models to project the timing and amount of future contingent payments. The fair value of the contingent consideration liability from the acquisition of Jhana Education (Jhana) changed as follows during fiscal 2023 (in thousands):

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

NOTE 4 – NEW CREDIT AGREEMENT

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). KeyBank will act as the sole administrative and collateral agent under the 2023 Credit Agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million will be available as a revolving line of credit or for future term loans. Principal payments on the term loans will consist of quarterly principal payments of $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. These payment conditions on the term loan are essentially the same as under the 2019 Credit Agreement.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable on the principal payment dates. Interest on all other borrowings is due the last day of each month. The interest rate for all borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio calculated at the end of each fiscal quarter. On May 31, 2023, the interest rate on our term loan and revolving line of credit was 6.7 percent and we are charged an unused credit commitment fee of 0.2 percent per annum, which is paid quarterly. The Leverage Ratio as defined by the 2023 Credit Agreement is Funded Debt to adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and determines the applicable interest rate as shown below:

Leverage Ratio	Interest Rate
Less than 1.00	SOFR plus 1.50%
Between 1.00 and 2.00	SOFR plus 1.75%
Between 2.01 and 2.50	SOFR plus 2.25%
Greater than 2.51	SOFR plus 2.75%

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. While any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement. At May 31, 2023, we believe that we were in compliance with the covenants and conditions of the 2023 Credit Agreement.

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

NOTE 5 – PURCHASES OF COMMON STOCK FOR TREASURY

Our purchases of common stock during the first three quarters of fiscal 2023 were comprised of open-market purchases and shares withheld on stock-based compensation awards (see Note 7). Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Shares purchased during the first three quarters of fiscal 2023 consisted of the following (in thousands):

	Common Shares	Cost
Open market purchases	743	$28,837
Shares withheld for taxes on stock-
based compensation awards	18	835
	761	$29,672

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any of our common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

NOTE 6 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $90.5 million at May 31, 2023 and $102.4 million at August 31, 2022, of which $2.4 million and $2.7 million were classified as components of other long-term liabilities at May 31, 2023, and August 31, 2022, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $72.7 million at May 31, 2023 and $88.1 million at August 31, 2022. During the quarter and three quarters ended May 31, 2023, we recognized $35.3 million and $101.3 million of previously deferred subscription revenue.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At May 31, 2023, we had $140.9 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 7 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Long-term incentive awards	$2,871	$1,877	$8,074	$4,375
Strive acquisition compensation	190	267	556	912
Unvested stock awards	180	165	520	508
Employee stock purchase plan	66	60	207	177
Fully-vested share awards	-	-	-	15
	$3,307	$2,369	$9,357	$5,987

During the three quarters ended May 31, 2023, we issued 97,468 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

Fiscal 2023 Long-Term Incentive Plan Award

On October 14, 2022, the Compensation Committee granted a new Long-Term Incentive Plan (LTIP) award to our executive officers and members of senior management. The fiscal 2023 LTIP award was subsequently expanded with new grants for additional participants, which are expensed based on the market value of our common stock on the date of the grants. The fiscal 2023 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2023 LTIP award shares vest to participants on August 31, 2025. The number of shares that may be earned by participants at the end of the service period totals approximately 27,000 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2023 LTIP award are earned based on the highest rolling four-quarter level of qualified Adjusted EBITDA achieved in the three-year period ending August 31, 2025. The number of shares that will vest to participants for this tranche is variable and may be 50 percent of the award (minimum award threshold) or up to 200 percent of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 81,135 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2023 LTIP totals 162,270 shares.

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

Fiscal 2023 Board of Director Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is granted in January (following the annual shareholders’ meeting) of each year. For the fiscal 2023 award, each eligible director received a whole-share grant equal to $120,000 with a one year vesting period. Our unvested stock award activity during the three quarters ended May 31, 2023 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2022	13,260	$49.78
Granted	15,882	45.34
Forfeited	-	-
Vested	(13,260)	49.78
Unvested stock awards at
May 31, 2023	15,882	$45.34

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2023, we issued 10,495 shares and 28,086 shares of our common stock to participants in the ESPP.

NOTE 8 – NET INCOME PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Numerator for basic and
diluted income per share:
Net income	$4,563	$7,162	$10,969	$12,852

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,621	14,173	13,799	14,244
Effect of dilutive securities:
Stock-based compensation awards	652	2	638	29
Diluted weighted average
shares outstanding	14,273	14,175	14,437	14,273

EPS Calculations:
Net income per share:
Basic	$0.33	$0.51	$0.79	$0.90
Diluted	0.32	0.51	0.76	0.90

NOTE 9 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions. The Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice. Based on the applicable guidance, our operations consist of three reportable segments and one corporate services group. The following is a brief description of our reportable segments:

•Direct Offices – Our Direct Office segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance. We have a variety of principle-based offerings that help build winning and profitable cultures. This segment includes our sales personnel that serve the United States and Canada; our international direct sales offices; our government services sales channel; and our book and audio sales.

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

•Corporate and Other – Our corporate and other information includes leasing operations, shipping and handling revenues, royalty revenues from Franklin Planner Corp., and the cost of certain administrative functions.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
May 31, 2023	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$50,382	$40,425	$11,322
International licensees	2,835	2,549	1,415
	53,217	42,974	12,737
Education practice	17,082	10,929	1,649
Corporate and eliminations	1,142	330	(2,487)
Consolidated	$71,441	$54,233	$11,899

Quarter Ended
May 31, 2022

Enterprise Division:
Direct offices	$47,416	$38,144	$9,978
International licensees	2,610	2,340	1,303
	50,026	40,484	11,281
Education practice	14,439	9,790	1,887
Corporate and eliminations	1,711	858	(2,292)
Consolidated	$66,176	$51,132	$10,876

Three Quarters Ended
May 31, 2023

Enterprise Division:
Direct offices	$144,194	$116,199	$32,212
International licensees	9,048	8,184	4,787
	153,242	124,383	36,999
Education practice	45,631	28,497	1,309
Corporate and eliminations	3,692	1,305	(6,750)
Consolidated	$202,565	$154,185	$31,558

Three Quarters Ended
May 31, 2022

Enterprise Division:
Direct offices	$134,037	$108,294	$28,664
International licensees	8,196	7,344	4,418
	142,233	115,638	33,082
Education practice	37,202	24,749	1,798
Corporate and eliminations	4,600	2,458	(6,030)
Consolidated	$184,035	$142,845	$28,850

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$14,386	$13,168	$38,308	$34,880
Corporate expenses	(2,487)	(2,292)	(6,750)	(6,030)
Consolidated Adjusted EBITDA	11,899	10,876	31,558	28,850
Stock-based compensation	(3,307)	(2,369)	(9,357)	(5,987)
Increase in the fair value of
contingent consideration liabilities	-	(12)	(7)	(60)
Depreciation	(934)	(1,217)	(3,131)	(3,686)
Amortization	(1,086)	(1,329)	(3,270)	(4,106)
Income from operations	6,572	5,949	15,793	15,011
Interest income	362	21	804	48
Interest expense	(354)	(405)	(1,173)	(1,274)
Income before income taxes	6,580	5,565	15,424	13,785
Income tax benefit (provision)	(2,017)	1,597	(4,455)	(933)
Net income	$4,563	$7,162	$10,969	$12,852

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022

Americas	$59,456	$56,081	$167,835	$151,283
Asia Pacific	7,418	5,609	20,801	19,896
Europe/Middle East/Africa	4,567	4,486	13,929	12,856
	$71,441	$66,176	$202,565	$184,035

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2023	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$24,808	$25,033	$541	$-	$50,382
International licensees	89	321	2,425	-	2,835
	24,897	25,354	2,966	-	53,217
Education practice	6,456	9,971	655	-	17,082
Corporate and eliminations	-	-	313	829	1,142
Consolidated	$31,353	$35,325	$3,934	$829	$71,441

Quarter Ended
May 31, 2022

Enterprise Division:
Direct offices	$24,647	$22,101	$668	$-	$47,416
International licensees	87	331	2,192	-	2,610
	24,734	22,432	2,860	-	50,026
Education practice	5,780	8,185	474	-	14,439
Corporate and eliminations	-	-	315	1,396	1,711
Consolidated	$30,514	$30,617	$3,649	$1,396	$66,176

Three Quarters Ended
May 31, 2023

Enterprise Division:
Direct offices	$70,112	$72,233	$1,849	$-	$144,194
International licensees	276	1,016	7,756	-	9,048
	70,388	73,249	9,605	-	153,242
Education practice	15,065	28,015	2,551	-	45,631
Corporate and eliminations	-	-	936	2,756	3,692
Consolidated	$85,453	$101,264	$13,092	$2,756	$202,565

Three Quarters Ended
May 31, 2022

Enterprise Division:
Direct offices	$68,710	$63,167	$2,160	$-	$134,037
International licensees	299	936	6,961	-	8,196
	69,009	64,103	9,121	-	142,233
Education practice	11,850	23,157	2,195	-	37,202
Corporate and eliminations	-	-	879	3,721	4,600
Consolidated	$80,859	$87,260	$12,195	$3,721	$184,035

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

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of Adjusted EBITDA and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as adjustments to the fair value of expected contingent consideration liabilities arising from business acquisitions. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing that amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 9, Segment Information, to our financial statements.

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

We were pleased with our results for the third quarter of fiscal 2023 and the continued strength, durability, and growth of the business and the subscription business model. These results were particularly strong when viewed in the context that we were able to improve over a period of record growth in last year’s third quarter, a period which benefited from comparison with pandemic-impacted results in the third quarter of fiscal 2021. We believe the strength and durability of our subscription model is driven by 1) our clients’ mission critical challenges, which are typically more intense during periods of economic uncertainty; 2) our effective solutions for helping clients successfully address these challenges, which can be flexibly utilized to meet each organization’s needs; and 3) our strength in acquiring, retaining, and expanding meaningful client relationships. For the quarter ended May 31, 2023, our results of operations included increased sales, gross profit, operating income, pre-tax income, and Adjusted EBITDA. Our consolidated sales for the third quarter of fiscal 2023 increased eight percent, or $5.3 million, to a third-quarter record of $71.4 million compared with $66.2 million in fiscal 2022. This growth was on top of the strong 13 percent growth achieved in last year’s third quarter, which benefited from comparison against a pandemic-impacted third quarter in fiscal 2021. On a constant currency basis, our consolidated sales for the first quarter increased nine percent compared with the prior year. Sales for the first three quarters of fiscal 2023 increased 10 percent to $202.6 million compared with $184.0 million in the first three quarters fiscal 2022, and increased 12 percent on a constant currency basis. Our sales performance in fiscal 2023 reflects the continuation of three key trends that have been evident throughout the fiscal year. These trends include:

•Growth of All Access Pass and Related Services. All Access Pass (AAP) subscription and subscription services sales increased six percent in the third quarter of fiscal 2023 to $41.3 million. This growth was on top of the significant 32 percent growth achieved in the third quarter of fiscal 2022, which benefited from comparison with the pandemic-impacted result in fiscal 2021. Rolling four-quarter AAP subscription and subscription services sales increased 15 percent to $156.6 million, compared with the corresponding periods ended May 31, 2022. As of May 31, 2023, 52% of our All Access Pass contracts are multiyear agreements lasting at least two years, compared with 42% at May 31, 2022.

•Education Division performance improvement. Education Division revenues grew 18 percent during the third quarter of fiscal 2023 on the strength of increased consulting, coaching, and training days delivered during the quarter and increased Leader in Me subscription revenues. For the first three quarters of fiscal 2023, Education Division sales increased 23 percent compared with the first three quarters of fiscal 2022.

•International sales improvement. Our international operations continue to recover and improve as third quarter international direct office sales increased 23 percent and international licensee revenues increased nine percent compared with the prior year. Our international direct office growth was led by strong sales performance in China, which has been dealing with lingering pandemic related issues throughout early fiscal 2023. Foreign exchange rates had a $0.8 million negative impact on our consolidated sales and a $0.4 million adverse impact on our operating income in the third quarter of fiscal 2023. For the three quarters ended May 31, 2023, foreign exchange rates had a $3.8 million adverse impact on our consolidated sales and a $1.3 million negative impact on our operating income.

The following is a summary of financial highlights from the third quarter of fiscal 2023:

•Sales – Our consolidated sales for the quarter ended May 31, 2023, increased eight percent, or $5.3 million, to a third-quarter record of $71.4 million, compared with $66.2 million in the third quarter of fiscal 2022. Excluding the unfavorable impact of foreign exchange rates during the quarter, consolidated sales increased nine percent compared with the prior year. We continue to be pleased with the performance of the All Access Pass and Leader in Me subscription-based services, which drove continued growth during the third quarter of fiscal 2023. For the third quarter of fiscal 2023, Enterprise Division sales grew six percent, or $3.2 million, to $53.2 million compared with $50.0 million in fiscal 2022. During the third quarter, AAP subscription and subscription services sales increased six percent to $41.3 million and have increased 15 percent over the last 12 months. International Direct Office sales increased 23 percent for the quarter, which was primarily due to improved sales in China, as that country recovers from lingering pandemic issues. International licensee revenues continue to improve and increased nine percent compared with the prior year, despite the adverse impact of foreign exchange rates, and the ongoing impact of various geopolitical difficulties around the world. Excluding the impact of unfavorable foreign exchange rates, Enterprise Division sales increased eight percent compared with the prior year. Education Division sales grew 18 percent, or $2.6 million, to $17.1 million compared with $14.4 million in the third quarter of fiscal 2022. Education Division sales grew primarily due to increased consulting, coaching, and training days delivered during the quarter and increased Leader in Me subscription revenue compared with the prior year.

On May 31, 2023, we had $72.7 million of deferred subscription revenue on our balance sheet, a six percent, or $4.2 million, increase compared with deferred subscription revenue at May 31, 2022. On May 31, 2023, we had $68.2 million of unbilled deferred revenue compared with $48.0 million of unbilled deferred revenue on May 31, 2022. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts) and excluded from our balance sheet.

•Cost of Sales/Gross Profit – Our cost of sales totaled $17.2 million for the quarter ended May 31, 2023, compared with $15.0 million in the third quarter of fiscal 2022. Gross profit for the third quarter of fiscal 2023 increased six percent to $54.2 million compared with $51.1 million in fiscal 2022. Our gross margin for the third quarter remained strong at 75.9 percent of sales compared with 77.3 percent in fiscal 2022 and was impacted by changes in the overall mix of services and products sold in the quarter, including increased onsite programs, and an increase in lower-margin Education Division sales relative to consolidated sales. Cost of goods sold and gross profit each increased primarily due to increased sales as described above.

•Operating Expenses – Our operating expenses for the third quarter of fiscal 2023 increased $2.5 million compared with the third quarter of fiscal 2022, which was due to a $3.0 million increase in selling, general, and administrative (SG&A) expenses. Increased SG&A expense was partially offset by decreased depreciation and amortization expense compared with the prior year. Despite the increase in overall SG&A expenses, as a percentage of revenue SG&A expense declined to 63.9 percent in the third quarter of fiscal 2023 compared with 64.4 percent in the prior year. Our SG&A expenses increased primarily due to additional associate costs resulting from investments in new client-facing personnel and compensation adjustments; increased commissions on higher sales; increased stock-based compensation expense; and increased travel expense. Over the previous 12 months, the Company has invested in new associates for a variety of primarily client-facing roles, including sales and sales-related personnel, Leader in Me coaches, and implementation specialists. We believe these investments will provide a strong return in future periods. The increase in stock-based compensation is primarily due to increased use of equity-based compensation to attract and retain key personnel.

•Income Taxes – For the third quarter of fiscal 2023, our effective income tax expense rate was approximately 31 percent, compared with an effective income tax benefit rate of approximately 29 percent in the prior year. Our effective tax expense rate for the third quarter of fiscal 2023 was higher than statutory rates primarily due to non-deductible executive compensation, non-deductible meals and entertainment expense, and additional income tax related to foreign earnings. The fiscal 2022 income tax benefit was primarily due to the utilization of $3.0 million in foreign tax credits and a $0.5 million tax benefit from the federal tax deduction for Foreign-Derived Intangibles Income (FDII). These income tax benefits did not recur in fiscal 2023.

•Operating Income, Net Income, and Adjusted EBITDA – Our income from operations for the quarter ended May 31, 2023, increased 10 percent to $6.6 million, compared with $5.9 million in the third quarter of fiscal 2022, which reflected increased sales and increased gross profit as described above. Pre-tax income for the third quarter improved 18 percent compared with the prior year. Due to the difference in income tax expense described above, our net income for the third quarter of fiscal 2023 was $4.6 million, or $0.32 per diluted share, compared with $7.2 million, or $0.51 per diluted share, in fiscal 2022. Our Adjusted EBITDA for the quarter ended May 31, 2023, improved nine percent, or $1.0 million, to $11.9 million, compared with $10.9 million in the third quarter of fiscal 2022.

•Purchases of Common Stock – During the third quarter of fiscal 2023, we purchased 664,133 shares of our common stock on the open market for $25.0 million under the terms of a Board approved plan.

•Liquidity and Financial Position – Even after the purchase of $25.0 million of common stock during the third quarter, our liquidity and financial position remained strong. At May 31, 2023, we had over $100 million of available liquidity which consisted of $39.3 million of cash and an undrawn $62.5 million available line of credit.

Further details regarding our results for the quarter ended May 31, 2023 are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2023 Compared with the Quarter Ended May 31, 2022

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

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$50,382	100.0	$47,416	100.0	$2,966
Cost of sales	9,957	19.8	9,272	19.6	685
Gross profit	40,425	80.2	38,144	80.4	2,281
SG&A expenses	29,103	57.8	28,166	59.4	937
Adjusted EBITDA	$11,322	22.5	$9,978	21.0	$1,344

For the third quarter of fiscal 2023, our Direct Office segment revenue increased six percent to $50.4 million compared with $47.4 million in fiscal 2022. In constant currency, Direct Office sales increased eight percent compared with the prior year. Sales increased by three percent at our offices in the United States and Canada and increased 23 percent at our international direct offices. During the third quarter of fiscal 2023 our AAP subscription and subscription related revenues increased six percent over the third quarter of fiscal 2022. We remain confident that the strength and durability of our AAP offering, our principle-based content, and our subscription business model will help our clients solve difficult issues and will continue to drive growth in future periods despite potential macroeconomic and geopolitical challenges. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 21 percent, or $24.4 million, to $140.9 million, compared with May 31, 2022. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a solid base for continued revenue growth in future periods.

Over the previous several quarters, the performance of our international direct offices has been directly related to the level of recovery from the pandemic and corresponding business and social activity in each country, which materially impacted our China and Japan offices. During fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These continuing lockdown measures, economic instability, and social unrest adversely impacted our China office during the first half of fiscal 2023 and led to significant reductions in quarter-over-quarter sales. However, during the third quarter of fiscal 2023, China sales improved sharply over the first half of fiscal 2023 and led to overall growth in our foreign direct offices. Sales also improved at our Japan office, which increased by two percent over the prior year. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by unfavorable economic conditions, lingering pandemic issues, and social unrest in the remainder of fiscal 2023 and in future periods. Foreign exchange rates had a $0.7 million unfavorable impact on our Direct Office sales and a $0.2 million unfavorable effect on operating income during the third quarter of fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong and was 80.2 percent compared with 80.4 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate costs resulting from investments in new client-facing personnel, compensation adjustments, and increased commissions on higher sales.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$2,835	100.0	$2,610	100.0	$225
Cost of sales	286	10.1	270	10.3	16
Gross profit	2,549	89.9	2,340	89.7	209
SG&A expenses	1,134	40.0	1,037	39.7	97
Adjusted EBITDA	$1,415	49.9	$1,303	49.9	$112

Sales. International licensee sales are primarily comprised of royalty revenues. Increased licensee revenues during the third quarter of fiscal 2023 were primarily driven by increased royalties and wholesale sales. Compared with the third quarter of fiscal 2022, our royalty revenues increased 11 percent. Increased royalty revenues were partially offset by decreased AAP revenues in the quarter. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will continue to grow during the remainder of fiscal 2023, headwinds from difficult macroeconomic conditions, such as slowing economic growth, adverse foreign exchange rate fluctuations, and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.1 million adverse impact on international licensee sales and operating results during the quarter ended May 31, 2023.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin remained strong at 89.9 percent compared with 89.7 percent in the third quarter of fiscal 2022 and improved primarily due to increased royalty revenue in the mix of third quarter licensee sales.

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

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$17,082	100.0	$14,439	100.0	$2,643
Cost of sales	6,153	36.0	4,649	32.2	1,504
Gross profit	10,929	64.0	9,790	67.8	1,139
SG&A expenses	9,280	54.3	7,903	54.7	1,377
Adjusted EBITDA	$1,649	9.7	$1,887	13.1	$(238)

Sales. Education Division sales for the quarter ended May 31, 2023, increased 18 percent, or $2.6 million, compared with the prior year, primarily due to increased consulting, coaching, and training days delivered during the quarter and increased Leader in Me subscription revenue. During the third quarter of fiscal 2023, the Education Division delivered over 500 more training and coaching days than the prior year, which are recognized as they are delivered. Education membership subscription and subscription services revenue increased 21 percent compared with the third quarter of fiscal 2022 due to increased sales from previously deferred training and coaching days and Annual Membership sales resulting primarily from fiscal 2022 new schools. We also held one Symposium conference event to promote the Leader in Me program during the third quarter compared with none in the prior year. Symposium events are attended by our clients and prospective clients, and we charge tuition to attend the events, which is included in revenue. We continue to be pleased with the strength and momentum of our Education Division, which added a record 739 new Leader in Me schools during fiscal 2022. We believe this positive momentum generated in fiscal 2022 and the first three quarters of fiscal 2023 will continue through the remainder of fiscal 2023.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to a change in the mix of services and products sold to customers compared with the prior year. Our Education segment gross margin was also adversely impacted by increased costs related to the delivery of coaching and consulting services and by the Symposium conference held during the quarter, which is essentially a break-even event.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans, increased commissions on increased sales, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the third quarter was $0.9 million compared with $1.2 million in the third quarter of fiscal 2022, and decreased primarily due to the full depreciation of certain assets. We currently expect depreciation expense will total approximately $4.1 million in fiscal 2023.

Amortization – Amortization expense during the third quarter decreased $0.2 million compared with the third quarter of fiscal 2022 due to the full amortization of certain intangible assets from previous business acquisitions. We currently expect definite-lived intangible asset amortization expense will total $4.3 million during fiscal 2023.

Interest Income – Our interest income increased compared with the prior year primarily due to a significant increase in interest rates over the past several quarters.

Income Taxes

Our income tax expense for the quarter ended May 31, 2023, was $2.0 million on pre-tax income of $6.6 million, for an effective income tax expense rate of approximately 31 percent, compared with an effective tax benefit rate of approximately 29 percent in the third quarter of the prior year as we recognized an income tax benefit of $1.6 million on pre-tax income of $5.6 million. Our effective tax expense rate for the third quarter of fiscal 2023 was higher than statutory rates primarily due to non-deductible executive compensation, non-deductible meals and entertainment expense, and additional income tax related to foreign earnings. The income tax benefit in fiscal 2022 resulted primarily from the utilization of $3.0 million in foreign tax credits against which we had previously established a valuation allowance, as well as a $0.5 million tax benefit from the federal tax deduction for FDII. These tax benefits did not recur in fiscal 2023.

Three Quarters Ended May 31, 2023 Compared with the Three Quarters Ended May 31, 2022

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$144,194	100.0	$134,037	100.0	$10,157
Cost of sales	27,995	19.4	25,743	19.2	2,252
Gross profit	116,199	80.6	108,294	80.8	7,905
SG&A expenses	83,987	58.2	79,630	59.4	4,357
Adjusted EBITDA	$32,212	22.3	$28,664	21.4	$3,548

During the first three quarters of fiscal 2023, Direct Office segment revenue increased eight percent to $144.2 million compared with $134.0 million in fiscal 2022. In constant currency, Direct Office sales increased 10 percent compared with fiscal 2022. The increase was primarily the result of a nine percent increase in our offices in the United States and Canada and a five percent increase in our international direct offices, which featured a significantly improved third quarter at our office in China. During the first three quarters of fiscal 2023, our AAP subscription and subscription related revenues remained strong and increased 12 percent to $116.3 million, compared with the first three quarters of fiscal

2022. We continue to be encouraged by the durability of the All Access Pass and our subscription model despite the current challenges in the economy and international instability.

For the first three quarters of fiscal 2023, sales increased at all of our international direct offices except for Japan, which decreased by two percent, and Australia, which was essentially flat compared with the prior year. During fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These continuing lockdown measures and related social unrest adversely impacted our China office during first two quarters of fiscal 2023, which was offset by a significant improvement in sales activity during the third quarter. Sales in our Japan office continue to be hampered by economic activity and lingering pandemic issues. While we remain confident in our international direct offices’ ability to grow in future periods, growth in our China and Japan offices may continue to be negatively impacted by unfavorable economic conditions, lingering pandemic-related issues, and social unrest in the remainder of fiscal 2023 and in future periods. Foreign exchange rates had a $3.2 million unfavorable impact on our Direct Office sales and a $0.7 million unfavorable effect on operating income during the first three quarters of fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased sales as previously described. Direct Office gross margin remained strong, and was 80.6 percent compared with 80.8 percent in the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to investments in new client-facing sales and sales-related personnel, compensation adjustments, increased commissions on higher sales, and increased travel expenses.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$9,048	100.0	$8,196	100.0	$852
Cost of sales	864	9.5	852	10.4	12
Gross profit	8,184	90.5	7,344	89.6	840
SG&A expenses	3,397	37.5	2,926	35.7	471
Adjusted EBITDA	$4,787	52.9	$4,418	53.9	$369

Sales. For the first three quarters of fiscal 2023 our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover from the pandemic. Compared with the first three quarters of fiscal 2022, our royalty revenues increased 11 percent and our share of AAP revenues increased by six percent to $1.1 million. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will continue to grow in the remainder of fiscal 2023, difficult macroeconomic conditions, including unfavorable foreign exchange fluctuations, may negatively impact our licensees’ operations and our reported royalty revenues in future periods. Foreign exchange rates had a $0.5 million adverse impact on reported international licensee sales and operating results during the three quarters ended May 31, 2023.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin remained strong at 90.5 percent compared with 89.6 percent in the prior year and improved due to the mix of revenue recognized during the first three quarters of fiscal 2023.

SG&A Expense. International licensee SG&A expenses increased primarily due to additional spending on technology, development, and various other shared service costs.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$45,631	100.0	$37,202	100.0	$8,429
Cost of sales	17,134	37.5	12,453	33.5	4,681
Gross profit	28,497	62.5	24,749	66.5	3,748
SG&A expenses	27,188	59.6	22,951	61.7	4,237
Adjusted EBITDA	$1,309	2.9	$1,798	4.8	$(489)

Sales. For the three quarters ended May 31, 2023, Education Division sales increased 23 percent, or $8.4 million, primarily due to increased consulting, coaching, and training days delivered during the year, increased Leader in Me subscription revenue, and an increase in the number of Symposium conference events held. During the first three quarters of fiscal 2023, the Education Division delivered over 1,400 more training and coaching days than during the first three quarters of the prior year, which are recognized as they are delivered. Education Annual membership subscription and subscription services revenue increased 21 percent compared with the first three quarters of fiscal 2022 primarily due to increased revenue from previously deferred training and coaching days, and Annual Membership sales resulting primarily from fiscal 2022 new schools. We also held four Symposium conference events to promote the Leader in Me program during the first three quarters of fiscal 2023 compared with only one in the prior year. We continue to be pleased with the strength and momentum of our Education Division, and believe this positive momentum generated in fiscal 2022 and the first three quarters of fiscal 2023 will continue through the remainder of fiscal 2023.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin decreased compared with the prior year primarily due to a change in the mix of services and products sold, including an increased number of Symposium conferences, which are essentially break-even events, and increased costs related to the delivery of coaching and consulting services.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from investments in new personnel, increased commissions on higher sales, changes to compensation plans, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the first three quarters of fiscal 2023 totaled $3.1 million compared with $3.7 million in the same period of fiscal 2022, and decreased primarily due to the full depreciation of certain assets.

Amortization – Amortization expense decreased $0.8 million compared with the prior year due to the full amortization of certain intangible assets from previous business acquisitions.

Interest Income – Interest income increased $0.8 million compared with the prior year primarily due to increased interest rates in late fiscal 2022 and in the first three quarters of fiscal 2023.

Income Taxes

Our income tax provision for the three quarters ended May 31, 2023, was $4.5 million on pre-tax income of $15.4 million, for an effective income tax expense rate of approximately 29 percent, compared with an effective expense rate of approximately seven percent in the first three quarters of fiscal 2022, as we recognized income tax expense of $0.9 million on pre-tax income of $13.8 million. Our effective tax rate in fiscal 2023 was higher than statutory rates primarily due to non-deductible executive compensation, non-deductible meals and entertainment expense, and additional income tax related to foreign earnings. Our effective tax rate in fiscal 2022 was reduced by the utilization of $3.0 million of foreign tax credits on which we had previously established a valuation allowance, and a $0.5 million tax benefit from the federal tax deduction for FDII. These tax benefits did not recur in fiscal 2023.

We paid $2.5 million in cash for income taxes during the first three quarters of fiscal 2023. We anticipate that our total cash paid for income taxes over the coming three to five years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At May 31, 2023, our cash and cash equivalents totaled $39.3 million, with no borrowings on our $62.5 million revolving credit facility. We believe that our cash balances are held at stable banking institutions, but the amount of such deposits exceed insured limits. We are currently in the process of taking additional actions to protect our cash from banking system instability. Of our $39.3 million of cash at May 31, 2023, $13.2 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, purchases of common stock, debt payments, capital expenditures (including curriculum development), and working capital expansion.

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million will be available as a revolving line of credit or for future term loans. Principal payments on the term loans will consist of quarterly payments totaling $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. These payment conditions on the term loan are essentially the same as under the 2019 Credit Agreement. We believe the 2023 Credit Agreement will provide significant flexibility and financial resources to allow us to grow the business in future periods.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable when the term loan principal payments are due and payable. Interest on all other borrowings is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined 2023 Credit Agreement (refer to Note 4 for the interest rate structure).

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At May 31, 2023, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

In addition to our term-loan obligation, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2023.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first three quarters of fiscal 2023 was

$25.9 million compared with $39.5 million in the first three quarters of fiscal 2022. The difference was primarily attributable to changes in working capital during the year related to cash used to pay accounts payable and accrued liabilities plus the impact of changes in deferred revenue compared with the prior year. Through May 31, 2023, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments. We anticipate that our cash flows from operating activities will remain strong during the remainder of fiscal 2023.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first three quarters of fiscal 2023, our cash used for investing activities totaled $10.4 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

Through May 31, 2023, we have spent $6.8 million on the development of our various offerings and related content. We believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $9.7 million for fiscal 2023.

Our purchases of property and equipment during the first three quarters of fiscal 2023 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $3.9 million in fiscal 2023. The decrease from prior periods is primarily due to a change in the amount of expected leasehold improvements at our corporate campus location.

Cash Flows Used For Financing Activities

For the three quarters ended May 31, 2023, our net cash used for financing activities totaled $36.6 million. Our primary use of financing cash was $29.7 million used to purchase shares of our common stock, including $25.0 million used to purchase shares on the open market in the third quarter (refer to Note 5, Purchases of Common Stock for Treasury). Excluding the impact of transferring $7.5 million of term loan debt from one lender to another, we used $7.0 million of cash for principal payments on our notes payable and financing obligations, $0.7 million to pay contingent consideration liabilities from previous business acquisitions, and $0.4 million to pay loan origination and legal fees incurred for the 2023 Credit Agreement. Partially offsetting these uses of cash were $1.2 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during the first three quarters of fiscal 2023.

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At May 31, 2023, we have $21.6 million remaining on the current purchase authorization.

Our uses of financing cash during the remainder of fiscal 2023 are expected to include required payments on our term loan and financing obligation, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet the obligations on our notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations during the remainder of fiscal 2023 and in fiscal 2024 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During the quarter ended May 31, 2023, we entered into a new five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, further business disruptions associated with the COVID-19 pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the Securities and Exchange Commission on November 14, 2022 (our Annual Report). During the first three quarters of fiscal 2023, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and forecasts indicate that our material uses of cash may increase due to ongoing inflationary pressures in the upcoming months. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2023, our long-term obligations primarily consisted of term loans payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.7 percent at May 31, 2023. If interest rates increase over the remainder of fiscal 2023 and into fiscal 2024, we may incur additional expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our unpaid term loan balance at May 31, 2023 would result in approximately $35,000 of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2023 to March 31, 2023	-	$-	-	$46,628

April 1, 2023 to April 30, 2023	324,833	$38.68	324,833	$34,065

May 1, 2023 to May 31, 2023	339,300	$36.67	339,300	$21,622

Total Common Shares	664,133	$37.65	664,133

(1)On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. Amounts shown include the applicable one percent excise tax on purchases of common stock for treasury.

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

FRANKLIN COVEY CO.

Date: July 7, 2023	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 7, 2023	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)