Form 10-K
period 2023-08-31
FRANKLIN COVEY CO
filed 2023-11-13
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

__________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 28, 2023, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $564.4 million, which was based upon the closing price of $46.87 per share as reported by the New York Stock Exchange.

As of October 31, 2023, the Registrant had 13,433,388 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 19, 2024, are incorporated by reference in Part III of this Form 10-K.

Franklin Covey Co.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Statements about future sales, costs, margins, cost savings, foreign currency exchange rates, earnings, earnings per share, cash flows, plans, objectives, expectations, growth, or profitability are forward-looking statements based on management’s estimates, assumptions, and projections. Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed by us with the Securities and Exchange Commission (SEC) and elsewhere. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

Forward-looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of the date when made. Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “the Company,” “Franklin Covey,” “FranklinCovey,” “us,” “we,” and “our” refer to Franklin Covey Co. and its subsidiaries.

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

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net sales for the fiscal year ended August 31, 2023 totaled $280.5 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

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

We believe that when organizations partner with us, their people change behavior—both individually and collectively—in ways that help solve an organization’s most pressing problems and achieve breakthrough results. Lasting behavioral change begins with individuals from the inside out, with how people see themselves and the world around them. These insights translate into how individuals engage and lead others. Our content, which is based on timeless principles of human effectiveness, is designed to help people change both their mindset and behavior.

We seek to combine the best content, delivery and coaching experts, and technology to help our clients achieve results at scale—which may extend across an entire organization. We believe the combination of powerful content, teams of experts, a dynamic behavior change platform, and key metrics can guide leaders and teams through solutions that will deliver exceptional results again and again.

Our services and products are primarily delivered through our subscription offerings, which are comprised of the All Access Pass (AAP), which is primarily sold through our Enterprise Division, and the Leader in Me membership, which is designed specifically for our Education Division. We believe the AAP is a revolutionary and innovative way to deliver our content to clients of various sizes, including large, multinational organizations, in a flexible and cost-effective manner. Clients may utilize complete offerings such as The 7 Habits of Highly Effective People, The Four Disciplines of Execution, The Speed of Trust, and Multipliers, or use individual concepts from any of our well-known offerings to create a custom solution to fit their organizational or individual training needs. Since the introduction of the All Access Pass, we have developed the role of the Implementation Strategist to provide our clients with the direction necessary to create meaningful impact journeys using our tools and content. An impact journey is a customized plan to utilize our content and offerings on the AAP to drive sustained behavioral change in a manner that achieves a client’s specific goals and provides them with the keys to obtain maximum value from the pass. We have also translated AAP materials into numerous additional languages, which allows the AAP to be used effectively by multinational entities and provides for greater international sales opportunities.

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

To deliver these services and products, we operate globally with one common brand and a business model designed to enable us to provide clients around the world with the same high level of service. To achieve this high level of service we have sales and support associates in various locations around the United States and Canada, and operate wholly owned subsidiaries that serve clients in Austria, Australia, China, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in approximately 150 other countries and territories around the world.

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

Following the launch of our AAP subscription service and Leader in Me membership, we have consistently sought to improve the technology, content, and overall client experience with these offerings. Bob Whitman, our former Chief Executive Officer and current Chairman of our Board of Directors described our commitment to continued development as, “We don’t want to fall in love with our current solutions, we want to ‘fall in love with problems’ and keep working to find solutions that help people make real progress.” We believe that continued investments in technology, content, and personnel are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings, we have on occasion sought to grow our sales through acquisitions of businesses and content licenses, and opening new international offices. Over the past few years, our growth investment efforts have included the following:

•Acquisition of Strive Talent, Inc. – In April 2021 we purchased Strive Talent, Inc. (Strive), a San Francisco-based technology company which has developed and markets an innovative learning deployment platform. The Strive platform enables the seamless integration and deployment of our content, services, technology, and metrics to deliver behavioral impact at scale, primarily through the Company’s AAP subscription. During fiscal 2023 we launched the Impact Platform, which integrates our content into the Strive platform and is the new driver of the AAP delivery system. We believe the new Impact Platform will drive sales growth in future periods through an improved client learning experience.

•Increased Investment in Content and Delivery Platforms – During fiscal 2023 we significantly increased our investments in content and delivery platforms. In fiscal 2023 we released significant new content related to sales effectiveness and the Leader in Me, and launched the new Impact Platform. In fiscal 2024 we expect to launch new and refreshed 7 Habits of Highly Effective People and Speed of Trust offerings and continue to add new content in our Leader in Me membership offering. We believe these continuing investments are critical to our growth and ability to attract and retain clients.

•Integration of Artificial Intelligence (AI) – With the rapid rise of AI, we believe there will be an increasing premium on human leadership and interaction to leverage AI in the workplace. We believe these skills will include the ability to set vision, focus teams, serve customers, and communicate effectively with human co-workers and AI interfaces. We are working to leverage the capabilities of AI in our offerings and platforms to improve and customize the learning experience for our clients.

•Investment in New Client Partners – On August 31, 2018, we had 214 client partners. Despite the recent employment turmoil, we have increased the number of client partners to 303 at August 31, 2023. We expect to hire additional sales professionals and other client-facing personnel in fiscal 2024 and future periods to provide additional growth opportunities.

We seek to consistently deliver world-class content with the broadest and deepest distribution capabilities through the most flexible content delivery modalities and expect to make additional investments in technology, content, and personnel in fiscal 2024 and in future periods as market conditions allow. These investments may include business acquisitions, the acquisition of license rights, and hiring additional personnel.

Our Associates

We have approximately 1,160 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

Our Industry and Clients

According to the Training magazine 2023 U.S. Training Industry Survey, the total size of the U.S. training industry is expected to increase slightly over the prior year and is estimated to be $101.8 billion. As such, we believe that there is ample room for growth and increased market share within our industry. Overall, the training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes. We believe our competitive advantages in this industry stem from our fully integrated principle-centered training offerings, our wide variety of delivery options, and various implementation tools to help organizations and individuals measurably improve their effectiveness.

The training industry is a highly competitive and rapidly changing global marketplace and we compete with a variety of organizations of assorted sizes that offer services comparable with ours. Based upon our annual sales, we believe that we are a significant competitor in the performance skills and education market. Other significant comparative companies that compete with our Enterprise Division include: Development Dimension International, Crucial Learning, Korn Ferry, Udemy Business, GP Strategies, Cornerstone, and LinkedIn Learning, among others. Our Education Division competes with entities such as: 7 Mindsets, Capturing Kids Hearts, Second Step, Responsive Classroom, and Character Strong.

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

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for nearly 670 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business and we regularly review the status of our trademarks and renew them to prevent the trademark protection from lapsing.

We claim over 265 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media. We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein. We place trademark and copyright notices on our instructional, marketing, and advertising materials. In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.

Our Products and Sustainability

We offer training materials and related accessories in either digital or paper formats. Our printed training materials are primarily comprised of paper, which we believe is a renewable and sustainable resource. Our training materials are printed on paper which contains at least 30 percent post-consumer (recycled) material and all of our primary printers’ paper suppliers are Forest Stewardship Council (FSC) certified. We purchase our training materials and related products from vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available. Our training materials are primarily warehoused and distributed from an independent warehouse facility located in Des Moines, Iowa.

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

Human Capital Resources

A Culture of Belonging at Franklin Covey

Our mission is to "enable greatness in people and organizations everywhere," which is also the cornerstone of our culture. We aim to “win” with our associates by realizing the greatness within our FranklinCovey team members through two key strategies: First, strengthening our winning culture by building a brand to attract and retain achievers with heart and creating a more robust and intentional plan to engage our employees in the new world of work. Second, enhance our talent management and build an even higher-performing organization through recruitment and development of associates’ current and future skills and refine our leadership pipeline.

To fulfill that mission and the goal of winning with associates, we must attract, develop, and retain highly qualified associates for each role in the organization. We currently have approximately 1,160 associates worldwide dedicated to providing the best service possible for our clients and each other. Our goal is to have every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust. To accomplish this ideal outcome, we continuously focus on attracting, developing, and retaining talent while looking through the lens of diversity, equity, and inclusion in each area.

Providing Focus and Accountability

The first step in accountability for our people strategy comes from the Organization and Compensation Committee of our Board of Directors, which determined to make talent stewardship a standing agenda item at Board committee meetings. The Organization and Compensation Committee is actively involved in helping to determine best practices and implement new and innovative ways to help us continually improve in attracting, developing, and retaining top talent for Franklin Covey.

We have historically attracted “mission-driven” people who care deeply about making a difference in the world. Our approach is designed to ensure accountability for each associate to take responsibility for our mission and culture. Accountability and responsibility are also reinforced through the roles of the Chief People Officer, the Director of Learning, Development, and Inclusion, and our Diversity, Equity, and Inclusion (DEI) Core Council.

In welcoming a new Chief Human Resource Officer, whom we refer to as the Chief People Officer (CPO), we look to strengthen the connection between our strategic intent and tactical systems and processes needed to continue to grow our talent and our organization globally. The CPO oversees our human resource operations, talent management, and learning, development, and inclusion functions.

The purpose of our DEI Core Council is to provide input, insight, feedback, and guidance on our DEI initiatives as we strive to enhance our intent of being the workplace of choice for achievers with heart. This multi-disciplinary council is comprised of approximately 35 associates from across our organization. During fiscal 2023, the DEI Core Council focused on building cultural competence through multiple initiatives, including structured learning circles, a method of action learning, a company-wide book study to create a shared and safe learning environment, and panel discussions led by internal subject matter experts. These experiences allow associates to step out as leaders in topics they are interested in or care about, furthering our culture of belonging and reinforcing our talent pipeline.

The DEI Core Council houses our Mentorship program and a growing number of Employee Resource Groups (ERGs), which are employee-led networks serving historically underinvested and underrepresented associates and allies. They offer safe spaces for people to come together based on a shared interest in a specific dimension of equity and inclusion while actively working to enhance career opportunities, build cultural competence, and foster community within the organization. We believe our ERGs represent and support our diverse workforce, facilitate networking, and foster connections and engagement within the organization.

We currently have eight ERGs, consisting of: Veterans and First Responders, BOLD (Black Originators, Leaders, and Doers), WIN (Women's International Network), Global Wellness, FC Ability, and LGBTQ+. Our AsPIRE and HOLA! ERGs came online in August of 2023. AsPIRE supports our Asian and Pacific Islander employees and allies while HOLA! creates a safe place for members of the Hispanic diaspora within our organization. The eight ERGs have welcomed more than 100 new member-allies across them during fiscal 2023.

In fiscal 2023, the Mentorship program experienced a 109 percent year-over-year increase in the number of mentees participating in the program. The Mentorship Program is company-wide and is available to all associates. Mentees and mentors are paired based on self-selected areas of interest and ability, giving the partners a great deal of flexibility for how they can best engage with each other for mutual benefit and professional development.

Attracting Talent

Our recruiting and hiring efforts cast a wide net when looking for candidates by partnering with many groups and agencies, including alumni organizations, multiple diversity job boards, diversity career fairs, conferences, the Utah Governor's Committee on Employment of People with Disabilities, and Business Relations, and ElevatHER – an organization designed to promote women in leadership.

This year, our FC Ability ERG, supporting employees and allies living with disabilities, partnered with our Talent Acquisition team to provide resources for employees and managers to further educate them about the need for and availability of the reasonable accommodation resources we can provide. This partnership created an opportunity for the FC Ability ERG to be sought out for their expertise as well as lived experience as members of a protected class.

We remain steadfast in our commitment to recruiting and developing underinvested and underrepresented groups of employees. Women currently constitute 68 percent of our workforce, while the number of women in leadership grew to 54 percent at August 31, 2023 compared with 44 percent at August 31, 2022. Black, Indigenous, and People of Color (BIPOC) associates currently comprise 19 percent of our workforce, which is consistent with the prior year. We continue to make efforts to increase the representation of BIPOC, veterans, women, and individuals with disabilities in our workforce while ensuring that our associate promotions are fair and equitable.

Developing Talent

We believe that building an environment which encourages lifelong learning and development is essential for us to maintain a high level of service and to achieve our goal of having every associate feel they can bring their whole selves to work. We believe Franklin Covey is one of the world’s premier training and consulting organizations. We develop and deliver various offerings, including leadership and individual effectiveness, to clients around the globe, and we provide these same world-class offerings to our associates. During an associate's first year, they complete a three-part Company culture orientation, including our 7 Habits of Highly Effective People offering, which is the cultural operating system for our organization. Our associates have unlimited access to our content and training through the All-Access Pass, where they can experience the exact high-quality solutions available to our clients.

If an associate struggles with reaching their goals or producing the results required of the role, a thoughtful and thorough performance plan is created and implemented by the associate's manager and our CPO. The performance plan is designed to help the associate recalibrate and bring performance up to expectations. Through this transparent coaching process, struggling associates can learn how to improve their performance and become engaged, successful contributors in their roles. We believe this process strengthens our associate base while reducing the cost of finding and training new associates.

Retaining Talent

Talented people are always in high demand, and even more so in an environment where associates are reconsidering if an employer suits their values, and not just their financial concerns. From June 1, 2022, through May 31, 2023, our associate turnover rate in the United States and Canada was 13 percent. As a remote-first employer, we do not face the challenges of the return-to-work debate currently impacting many companies. However, the challenge with remote work comes in terms of relationship-building and engagement. To engage and retain our associates, we believe it is crucial to continually focus on making sure our associates are highly engaged and feel valued. Our leaders highlight, acknowledge, and celebrate associate accomplishments–both personal and professional–while making sure that employees understand that they have easy access to each of their leaders.

Our employee retention practices include holding consistent, compelling one-on-one interviews, where leaders regularly take time to connect with their associates and to understand what is working well for them and what is not. In our 2023 Culture Survey, 82 percent of associates said they had at least one meaningful conversation with their manager in the past year. Though one conversation seems like a low benchmark, these conversations are essential because they are not performance reviews. Based on having meaningful 1:1 discussions, leaders are encouraged to "clear the path" of those things that may hold the associate back from achieving their full potential. We aim to establish a culture of feedback where feedback for both leaders and associates is a normal and worthwhile part of how work gets done.

Professional and personal development is an essential need for employees, so Learning Development & Inclusion ensures multiple ways for individual contributors and managers to engage with our content, just as our clients do. Our AAP content is organized high-value asynchronous On Demand Microcourses, and facilitator-led courses across six competencies—Leading a Team, Leading Yourself, Communication, Collaboration, Winning Culture, and Achieving Results.

Our compensation plans are reviewed periodically to confirm ongoing pay equity. We provide a generous personal time off benefit as well as a flexible and inclusive holiday schedule, reflecting the diversity of our workforce and the celebration of various cultural and religious affiliations. We also offer 100 percent salary continuance for up to 12 weeks in a rolling 12-month period for qualifying medical leave and provide many other employee-minded benefits.

Our focus on people, not just as human capital but as whole persons, has been a hallmark of FranklinCovey for decades, understanding that people are a company's most valuable asset and that culture is an organization's ultimate competitive advantage.

Information About Our Executive Officers

Effective September 1, 2023, Robert A. Whitman transitioned from his roles as both Executive Chairman and Chairman of the Board to serve solely as our Chairman of the Board of Directors. Mr. Whitman held the role of Executive Chairman from September 1, 2021 through August 31, 2023. On September 1, 2021, Paul S. Walker was appointed President and Chief Executive Officer of Franklin Covey as Robert A. Whitman transitioned from his role as Chief Executive Officer to Executive Chairman and Chairman of the Board of Directors as described above. Unless noted in the biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2023.

M. Sean Covey, 59, currently serves as President of the Franklin Covey Education Division, and has led the growth of this Division from its infancy to its status today. The Education Division works with thousands of education entities throughout the world in the K-12 and Higher Education markets. Mr. Covey previously ran the Franklin Covey international licensee network and has been an executive officer since September 2008. Sean also served as the Executive Vice President of Innovations from 2003 to 2018, where he led the development of many of our offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores. Previous to Franklin Covey, Sean worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution, The Leader in Me, and the international bestseller The 7 Habits of Highly Effective Teens. Sean graduated from Brigham Young University with a Bachelor’s degree in English and later earned an MBA from Harvard Business School. While at BYU, Sean was the quarterback for the football team where he earned several honors and led his team to two bowl games. Sean is also the founder and Chairman of “Bridle Up Hope,” a global non-profit organization with a mission to inspire hope, confidence, and resilience in young women through equestrian training, life skills development, and service.

Jennifer C. Colosimo, 54, has served as the President of the Enterprise Division since September 2020 and was appointed an executive officer in January 2021. Ms. Colosimo began her career with Andersen Consulting (now Accenture) in 1991 and joined Franklin Covey in 1996 and served in various roles including Client Partner, Delivery Consultant, Chief Operations Officer, and head of the Leadership Practice until 2011. During this time, Jennifer coauthored the book, Great Work, Great Career with Dr. Stephen R. Covey. From May 2011 through April 2016, Ms. Colosimo led teams responsible for culture, learning, and corporate social responsibility with DaVita and several private equity-backed organizations. Ms. Colosimo returned to Franklin Covey in April 2016 as the Senior Vice President of Sales and Operations in the United States and Canada. Jennifer sits on the Audit and Finance Committee of the Women’s Foundation of Colorado and was a board member of the Girl Scouts of Colorado for 10 years. Ms. Colosimo completed her Bachelor of Science at the University of Utah and received a Master of Science from Purdue University. Jennifer has also completed post-graduate work on Authentic Leadership and Executive Coaching through the Harvard Business School and Columbia University, respectively.

Colleen Dom, 61, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice President, Ms. Dom served as Vice President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Colleen worked in retail management and in the financial investment industry.

C. Todd Davis, 66, formerly served as our Executive Vice President and Chief People Officer and was an executive officer from September 2008 through February 2023. Mr. Davis is continuing his association with Franklin Covey as a content delivery consultant, where he brings over 35 years of experience in training, training development, sales and marketing, human resources, coaching, and content development expertise. Mr. Davis has been with Franklin Covey for the past 27 years. Previously, Mr. Davis was a Director of our Innovations Group where he led the development of core offerings including The 7 Habits of Highly Effective People – Signature Program. Todd also worked for several years as our Director of Recruitment and was responsible for attracting, hiring, and retaining top talent for the organization. Prior to joining Franklin Covey, Mr. Davis worked in the medical industry for nine years where he recruited physicians and medical executives along with marketing physician services to hospitals and clinics throughout the country. Todd is the author of The Wall Street Journal’s best-selling book, Get Better: 15 Proven Practices to Build Effective Relationships at Work and a co-author of the books Talent Unleashed and Everyone Deserves A Great Manager – The 6 Critical Practices for Leading A Team.

Meisha R. Sherman, 53, was appointed as an Executive Vice President and our Chief People Officer on February 14, 2023. Ms. Sherman has over 30 years in human resources with a focus on creating high-trust, high-performing cultures. Her career spans many industries, including wellness, dental, technology, government aerospace defense, consulting, and banking and finance. Meisha has led in Fortune 10 to Fortune 1000 companies including Mindbody, Envista Corporation, Danaher Corporation, Hewlett Packard, Raytheon Technologies, Alert Staffing, Remedy, and Bank of America. During her career, Ms. Sherman has held executive leadership roles such as Chief People Officer; Vice President, Global Human Resources; and Global Director, Executive Leadership and Organizational Development. Meisha served in the United States Army for six years and was responsible for the recruitment, development, and retention of soldiers. Today, she continues to serve those in military service and veterans in partnership with the USO, San Diego. She also serves as immediate past Board Chair of California Coast Credit Union and is Chairwoman of the Board of Neighborhood House Association (NHA). Ms. Sherman earned an MBA from Pepperdine University Graziadio School of Business and Management and a bachelor's degree in interdisciplinary studies from California State University Dominguez Hills, graduating magna cum laude.

Paul S. Walker, 48, currently serves as the Company’s President and Chief Executive Officer, and was appointed to our Board of Directors effective July 1, 2023. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when Paul was appointed President and Chief Operating Officer. During his time at Franklin Covey, Paul has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Robert A. Whitman, 70, has served as Chairman of the Board of Directors since June 1999 and served as Chief Executive Officer of the Company from January 2000 through August 2021. From September 1, 2021 through August 31, 2023, Mr. Whitman served as both Executive Chairman and Chairman of the Board of Directors as described above. Mr. Whitman now serves solely as our Chairman of the Board of Directors. Bob previously served as a director of the Covey Leadership Center from 1994 to 1997. Prior to joining Franklin Covey, Mr. Whitman served as President and Co-Chief Executive Officer of The Hampstead Group from 1992 to 2000 and is a founding partner at Whitman Peterson. Bob received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from the Harvard Business School.

Stephen D. Young, 70, joined Franklin Covey as Executive Vice President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005. Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years. Mr. Young has more than 40 years of accounting and management experience and is a Certified Public Accountant. Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

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

ITEM 1A. RISK FACTORS

Our industry and business environment, domestic and international economic conditions, geopolitical circumstances, changing social standards, lingering COVID-19 issues, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating our Company.

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

Global economic and political conditions affect our clients’ businesses and the markets in which they operate. Instability in global credit markets; uncertainty regarding global central bank monetary policy; instability in the geopolitical environment in many parts of the world, including international hostilities; inflation; energy shortages and pricing; the current economic challenges in China, including the global economic ramifications of Chinese economic difficulties; and other disruptions may continue to put pressure on the global economy. If global economic, political, and market conditions, or conditions in key markets, remain uncertain or deteriorate further, we may experience material adverse impacts on our business, operating results, and financial condition.

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

Our mission is to enable greatness in individuals and organizations everywhere regardless of race, religion, gender, or other individual characteristics. We write and design our content and materials to accomplish this mission and believe that the principles we teach improve lives. Through our directly owned offices and international licensees, our content is delivered in numerous countries around the world in different languages and in different cultures. The language, graphics, and examples used in our content and materials may be understood and interpreted differently by individuals based on culture, experience, societal norms, and other factors. As a result, some individuals may find some of the content in our materials offensive. While we have developed an ongoing review process to remove potentially offensive terms or images from our materials, a rapidly changing cultural and social environment may create unfavorable interpretations of language or images faster than we can identify and remediate them. Although our intent is to educate and improve individual lives and organizational cultures without offense, an unfavorable interpretation by an individual or organization of the language, concepts, or images used in our content or materials may harm our reputation and brand, cause us to lose business, and adversely affect our results of operations.

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

The loss of proprietary content or the unauthorized use of our intellectual property may create greater competition, loss of revenue, and adverse publicity, and may also limit our ability to reuse that intellectual property with other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future engagements.

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

Our success and ability to grow are partially dependent on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business. Competition for skilled personnel is intense at all levels of experience and seniority. There is a risk that we will be unable to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive and inflationary labor market. If we are unable to hire and retain talented sales and delivery employees with the skills, and in the locations, we require, we might not be able to grow our business at projected levels or may not be able to effectively deliver our content and services. If we need to hire additional personnel to maintain a specified number of sales personnel or are required to re-assign personnel from other geographic areas, it could increase our costs and adversely affect our profit margins. In addition, the inability of newly hired sales personnel to achieve increased sales metrics as they progress may inhibit our ability to attain anticipated sales growth.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process.

Our clients include national, state, provincial, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process. These risks include, but are not limited to, the following:

•Governmental entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding, budgetary changes, and other discretionary reasons. Changes in governmental priorities or other political developments, including disruptions in governmental operations, could result in reductions in the scope of, or in termination of, our existing contracts.

•Governmental entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. Findings from an audit may result in our being required to prospectively adjust previously agreed upon rates for our work, which may adversely affect our future margins.

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

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of personal or confidential information. We are also required at times to manage, utilize, and store personal data, including sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of personal data. If we, our associates, business partners, or our service providers negligently disregard or intentionally breach our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution, as well as litigation from parties impacted by a breach of their data or harm to their systems as a result of malware or other security incidents within our own networks or systems. Unauthorized disclosure, loss or alteration of personal, sensitive, or confidential client or employee data or client or end-user systems, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in May 2018 the General Data Protection Regulation (GDPR) became effective in the European Union (EU) and other countries within the European Economic Area. The GDPR imposes strict requirements on the collection, use, security, and transfer of personal information in and from applicable countries. Under GDPR, fines of up to 20 million Euros or up to four percent of the annual global revenues of the infringer, whichever is greater, could be imposed. Although GDPR applies across the European Economic Area, local data protection authorities still have the ability to interpret GDPR, and in some areas to legislate requirements even more stringent than those in the GDPR, which occasionally creates inconsistencies in application on a country-by-country basis. Furthermore, with the United Kingdom’s (UK) transition out of the EU as of January 1, 2021, we may encounter additional complexity with respect to data privacy and data transfers to and from the UK under the UK GDPR. Other countries, such as Brazil, Australia, Canada, Japan, and South Africa, have also enacted data protection laws, some of which are analogous to GDPR and others which have different and additional requirements, which may include data localization. We have implemented policies, controls, and procedures, including a team dedicated to data protection, to comply with the requirements of GDPR/UK GDPR and analogous laws. However, these new procedures and controls may not be completely effective in preventing unauthorized breaches of personal data. In addition, as the laws in certain countries are fairly new, there may not always be sufficient guidance from the applicable regulators, or case law interpreting the laws. Accordingly, we will need to continue evolving our compliance measures over time, and there is some risk that common interpretations of the requirements in such laws may not necessarily align with opinions of applicable regulators or potential litigants, such that the risk of fines and litigation may be increased in countries with newer laws.

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

The Privacy Shield Framework has now been replaced by the new Data Privacy Framework (DPF) together with a UK Extension to the EU-U.S. DPF and the Swiss-U.S. DPF. The DPF was developed by the U.S. Department of Commerce and the European Commission, UK Government, and Swiss Federal Administration, to provide U.S. organizations with reliable mechanisms for personal data transfers to the U.S. from the EU, UK and Switzerland. The European Commission adopted an adequacy decision for the EU-U.S. DPF on July 10, 2023. We are in the process of becoming certified under the DPF, however, several parties have indicated that they will be filing legal challenges to the DPF, so the continued viability of this transfer mechanism may soon be in doubt.

Due to the invalidation of the Privacy Shield and the current and likely future additional challenges to the DPF, we will continue to utilize the newer Standard Contractual Clauses (SCCs), adopted by the European Commission on June 4, 2021, as a GDPR-compliant mechanism for the transfer of personal data from the EU, UK and Switzerland to the U.S., in addition to the DPF. The new SCCs imposed on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer and the laws and practices of the destination country, to implement additional security measures, and to update internal privacy practices. Regulatory guidance suggests that certain transfers of personal data to the U.S. could be compliant only if the recipient is able to implement specific technical and procedural security controls to protect that personal data, and such controls may not be practical for certain service delivery models, in particular those reliant on cloud services. To the extent we rely on the SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and implement the supplementary security measures necessary to comply with new requirements. Compliance may also require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity. The inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to such laws may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services, increase costs, and adversely impact our marketing efforts, plans, and activities.

Further, in 2021, China adopted the PRC Personal Information Protection Law, or PIPL, and the Data Security Law, or DSL. The PIPL took effect on November 1, 2021 and the DSL took effect on September 1, 2021. The PIPL and DSL in combination establish comprehensive requirements relating to the collection, use, transfer, security, and other processing of personal information in or from China. The PIPL and DSL together incorporate many requirements common to international privacy and security laws, such as GDPR, and adds unique regulatory requirements relating to data localization, international data transfers, consumer consent, the processing of “sensitive personal information,” and the operations of certain “internet platform services.” Fines and penalties under the PIPL range from fines up to RMB 50,000,000 or five percent of global annual turnover, and fines under the DSL related to data transfer violations may range up to RMB 10,000,000 and data transfers may be suspended as a result of violations. Violations of these laws may also result in the cancellation of business authorizations, personal liability or professional restrictions for responsible company officers, as well as criminal and civil liability. Early enforcement actions under PIPL have included civil actions against companies that fail to obtain proper consent for processing sensitive personal information or other unlawful data collection. Recent regulatory actions have centered on ineffective channels for data subjects to exercise rights, the over-collection of personal information, and deceptive practices. As we observe China’s enforcement of the PIPL, DSL and associated laws and regulations over time, we may need to adjust our compliance activities, and we may experience increased costs, business inefficiencies, lost sales, decreased demand, and decreased competitiveness, as we may be unable to provide our services or certain features, or provide them in an efficient or centralized manner. Additionally, local companies may be favored by customers who will not consent to or accept transfer of their data out of China. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China. These risks may be magnified due to regulatory uncertainty. Additionally, under the PIPL or DSL, we may be subject to additional liabilities, claims, penalties, or causes of action in the event of a breach or various security violations of customer personal information.

Other governmental authorities throughout the U.S. and around the world are considering or have adopted similar types of legislative and regulatory proposals concerning data protection. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which took effect on January 1, 2020, and which has subsequently been amended to add new requirements. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of data sales, as well as certain data sharing with third parties and provides a new private cause of action for data breaches. Additionally, the California Privacy Rights Act (the CPRA) amendments to the CCPA created additional obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning on July 1, 2023. The CPRA amendments expand consumer rights related to sharing of personal information, grant additional rights to consumers, remove the exceptions for business-to-business and employment data, and remove the 30-day window to cure alleged noncompliance before being subject to administrative enforcement. Other states, including Colorado, Connecticut, Virginia, and Utah have also passed comprehensive privacy laws that are now in effect or will come into effect by the end of this year. At the present time, six other states have enacted similar comprehensive privacy laws, which will become effective in the next several years, and numerous other states have proposed or enacted laws relating to more narrow privacy or security requirements. Furthermore, various drafts of a comprehensive federal privacy bill have been introduced to congress, and more will likely be introduced in the coming months. Some of the proposed bills, including the proposed American Data Privacy and Protection Act would largely preempt state privacy legislation; however, the scope of preemption and enforcement-related matters remain uncertain. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. These privacy, security, and data protection laws and regulations continue to evolve and enforcement in the U.S. and internationally continues to increase. These developments could impose significant limitations on or require changes to our business, restrict our use or storage of personal information, and increase risks of legal liability, which may in turn increase our compliance risk and expenses, and make our business more costly or less efficient to conduct. To the extent any of these laws include a private right of action, we may also face increased risk of litigation.

We strive to employ global best practices in securing and monitoring code, applications, systems, processes, and data, and our data protection practices are regularly reviewed and validated by an external auditing firm. However, these efforts may be insufficient to protect sensitive information against illegal activities and we may be exposed to additional liabilities from the various data protection laws enacted within the jurisdictions where we operate, as well as a risk of litigation in jurisdictions where there is a private right of action related to violations.

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

Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.

We are working to develop our use of artificial intelligence (AI) technologies in some of our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies will require resources to develop, test and maintain such products, which could be costly. Third parties may be able to use AI to create technology that could reduce demand for our products. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, the use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, which could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property claims by third parties.

Liquidity and Capital Resource Risks

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects.

The funds in our accounts are primarily held in banks, including cash held in foreign banks by our foreign subsidiaries. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (FDIC) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

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

Our secured credit agreement obtained in fiscal 2023 requires us to comply with customary non-financial terms and conditions as well as specified financial ratios. Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts owed on the credit agreement. Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

We may need additional capital in the future, and this capital may not be available to us on favorable terms or at all.

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•Develop new services, programs, or offerings

•Take advantage of opportunities, including business acquisitions

•Respond to competitive pressures

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures. We obtained a new credit agreement in March 2023 (the 2023 Credit Agreement) with a new lender that expires in March 2028. We expect to regularly renew or amend our lending agreement in the future to maintain the availability of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors. We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flows may be insufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may be unsuccessful and we may not meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our 2023 Credit Agreement and subsequent modifications, may restrict us from pursuing any of these alternatives.

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

•Overall market volatility

•Variations between our actual financial results and market expectations

•Changes in key balances, such as cash and deferred revenues

•Currency exchange rate fluctuations

•Unexpected asset impairment charges

These factors, among others, may have an adverse effect upon our stock price in the future.

General Business Risks

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions.

Our results of operations may be adversely impacted by the costs of persistent and rising inflation if we are unable to pass these costs on to our clients.

In recent years, inflation has increased significantly in the United States and in many of the countries where we conduct business. Inflation increases the cost of many aspects of our business, including the cost of our products sold, benefit costs, travel expenses, and associate salaries since we must increase our compensation to retain key personnel. If we are unable to increase our prices to sufficiently offset the increased costs of doing business, our results of operations and profitability may be adversely impacted.

Our results of operations have been adversely affected and could be materially impacted in the future by lingering coronavirus (COVID-19) issues and additional public safety concerns.

The recent COVID-19 pandemic created significant volatility, uncertainty, and economic disruption in the United States and elsewhere in the world over the past few years. While most regions of the world have recovered from the pandemic and are functioning relatively normally, lingering COVID-19 issues and concerns may impact our business, operations, and financial results in future periods if further governmental, business, and individual actions are taken, including additional lockdowns or other restrictive mandates are enacted to combat COVID-19 variants. Such events and circumstances may adversely impact client demand for our services; our ability to conduct in-person programs; our ability to sell and provide our services and solutions, and the ability of our clients to pay for our services on a timely basis or at all. Any of these events, or related conditions, could cause or contribute to the risks and uncertainties described in this Annual Report and could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address.

We have directly owned offices that serve clients in Austria, Australia, China, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including, but not limited to:

•Restrictions on the movement of cash

•The absence in some jurisdictions of effective laws to protect our intellectual property rights

•Political instability

•Currency exchange rate fluctuations

These and other related risks could adversely affect our ability to access sources of liquidity, increase costs related to regulatory compliance, and adversely affect our results of operations.

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

Sustainability and protecting our natural environment are significant priorities at Franklin Covey and we strive to implement practices and policies that support this concern. We recognize that there are inherent climate-related risks wherever business is conducted; however, we cannot predict the long-term impacts on us from climate change or related regulatory responses. We expect to face increasing regulations relating to climate change, including, for example, disclosure of the impacts of climate change on our business. A failure to uphold or make strides toward achieving publicly stated climate goals may harm the Company’s reputation with customers, suppliers, and employees. This increased scrutiny will likely require us to expend significant resources and could adversely affect our results of operations and financial condition. Additionally, we expect that the complexity of compliance with climate disclosure regulations will increase as various countries take different approaches to such regulation. We will continue to monitor the impacts of these issues on our business and consider responsive action as needed.

Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our vendors, suppliers, and customers. For example, the delivery of our services is dependent on reliable and relatively inexpensive electricity. If electricity is not readily available or affordable, we may not be able to deliver our products and services and our operating results may be adversely impacted. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2023, our principal executive offices in Salt Lake City, Utah occupy approximately 54,000 square feet of leased office space that is accounted for as a financing obligation, which expires in June 2025. This facility accommodates our executive team and corporate administration, as well as other professionals. The corporate headquarters is utilized by personnel in both our Enterprise and Education Divisions. The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion. Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below. These additional facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods. Our international sales offices are in the following locations:

Banbury, England

Tokyo, Japan

China: Beijing, Shanghai, Guangzhou, and Shenzhen

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2023, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2023 or 2022. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the board deems relevant. We currently anticipate that we will retain all available funds to finance future growth and business opportunities, repay our debt obligations, and to repurchase outstanding shares of our common stock.

As of October 31, 2023, we had 13,433,388 shares of common stock outstanding, which were held by 454 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock by the Issuer

The following table summarizes the purchases of our common stock during our fourth fiscal quarter, which ended August 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
June 1, 2023 to June 30, 2023	-	$-	-	$21,622

July 1, 2023 to July 31, 2023	59,721	$46.26	59,721	$18,859

August 1, 2023 to August 31, 2023	65,078	$47.93	65,078	$15,740

Total Common Shares	124,799	$47.13	124,799

(1)On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. Amounts shown in the table include the applicable one percent excise tax on our purchases of common stock for treasury.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2018 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, and the critical accounting estimates of Franklin Covey Co. (also referred to as we, us, our, the Company, FranklinCovey, and Franklin Covey) and subsidiaries. This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K (Form 10-K) and the Risk Factors discussed in Item 1A of this Form 10-K. Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Form 10-K.

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

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income or loss, a related GAAP measure, please refer to Note 17 Segment Information to our consolidated financial statements as presented in Item 8 of this Form 10-K.

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

2.Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass, the Leader in Me membership subscriptions, intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location.

3.Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries that serve clients in Australia, New Zealand, China, Japan, the United Kingdom, Ireland, Germany, Switzerland, and Austria; and we contract with independent licensee partners who deliver our content and provide services in 150 countries and territories around the world.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2023, fiscal 2022, and fiscal 2021 refer to the twelve-month periods ended August 31, 2023, 2022, 2021, and so forth.

Fiscal 2023 Financial Overview

We were very pleased with our results for fiscal 2023 and the continued strength, durability, and growth of the business and our subscription business model. Fiscal 2023’s financial results were strong when viewed in the context that we were able to improve over a period of unprecedented growth in fiscal 2022, a period which benefited from strong sales performance and comparison with pandemic-impacted results in fiscal 2021. We believe the continued strength and durability of our subscription model is driven by 1) our clients’ mission critical challenges, which are typically more intense during periods of economic uncertainty; 2) our effective solutions for helping clients successfully address these challenges, which can be flexibly utilized to meet each organization’s needs; and 3) our strength in acquiring, retaining, and expanding meaningful client relationships. Our performance in fiscal 2023 reflects the continuation of three key trends that were evident throughout the fiscal year. These trends include:

•All Access Pass subscription and subscription services sales grew nine percent to $158.0 million in fiscal 2023 compared with $144.5 million in fiscal 2022. In our Enterprise Division, where most AAP contracts are sold, sales increased six percent to $205.7 million compared with $194.4 million in the prior year. In constant currency, Enterprise sales grew to $209.6 million in fiscal 2023.

•Education Division revenues grew 13 percent to $69.7 million in fiscal 2023 on the strength of increased training and consulting days delivered and increased Leader in Me membership revenues. During fiscal 2023, the Education Division added a record 791 new Leader in Me schools in the United States and Canada. Year-over-year Leader in Me school retention remained high during fiscal 2023 at nearly 85 percent.

•Total Company deferred revenue at August 31, 2023 increased to $111.2 million compared with $102.4 million at August 31, 2022. The sum of billed subscription and unbilled deferred subscription revenue at August 31, 2023 grew 22 percent to $186.4 million, compared with August 31, 2022. We continue to be pleased with the growth of multi-year contracts and the overall increase in deferred subscription revenue, which provide a strong base for future sales growth.

Our results of operations for fiscal 2023 included increased sales, gross profit, operating income, pre-tax income, and Adjusted EBITDA. Our consolidated sales for fiscal 2023 increased seven percent, or $17.7 million, to a new annual sales record of $280.5 million despite the impact of unfavorable foreign exchange rates. In constant currency, our consolidated sales grew to $284.5 million for the year. This growth was on top of the strong 17 percent growth achieved in fiscal 2022, which benefited from strong sales performance and comparison with a pandemic-impacted fiscal 2021. Our sales in fiscal 2023 increased primarily due to strong sales of subscription and subscription services in both of our Enterprise and Education Divisions. Despite unfavorable exchange rates and some challenging macroeconomic factors during fiscal 2023, our AAP and Leader in Me membership revenues increased compared with the prior year and each of our operating segments were able to increase sales over the prior year. Our revenue growth in fiscal 2023 was driven primarily by a combination of contract renewals, expansions, new customers, and price increases. Enterprise Division sales for the year increased six percent, or $11.3 million, to $205.7 million compared with $194.4 million in fiscal 2022, and were driven primarily by increased AAP revenues, improved international direct office sales, and increased licensee revenues. All Access Pass subscription and subscription services sales grew nine percent in fiscal 2023, international direct office sales increased six percent, or $1.9 million, and licensee revenues increased 10 percent, or $1.1 million, compared with fiscal 2022. Fiscal 2023 growth in Enterprise Division was impacted by foreign exchange and by a somewhat reduced number of onsite presentations in the third and fourth quarters, compared with a record number of onsite presentations in fiscal 2022. Education Division revenues increased 13 percent, or $7.9 million, to $69.7 million compared with $61.9 million in fiscal 2022. Our Education Division subscription and subscription-related revenue, which primarily consists of the Leader in Me membership and consulting days invoiced with the Leader in Me online service, increased 13 percent compared with fiscal 2022.

At August 31, 2023, we had $111.2 million of deferred revenue compared with $102.4 million at August 31, 2022. Our deferred revenue noted above at August 31, 2023 and August 31, 2022 includes $3.7 million and $2.7 million, respectively, of deferred revenue that was classified as long-term based on expected recognition. Total deferred subscription revenue increased 12 percent to $99.0 million at August 31, 2023 compared with $88.1 million at August 31, 2022. Our unbilled deferred revenue at August 31, 2023 grew 34 percent to $87.4 million compared with $65.4 million at the end of fiscal 2022. At August 31, 2023, the sum of our deferred subscription revenue plus unbilled deferred subscription revenue grew 22 percent, or $33.0 million, to $186.4 million compared with $153.4 million at August 31, 2022. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated net sales by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2023	Change	2022	Change	2021
Enterprise Division:
Direct offices	$194,021	6	$183,845	15	$159,608
International licensees	11,645	10	10,551	17	9,036
	205,666	6	194,396	15	168,644
Education Division	69,736	13	61,852	26	48,902
Corporate and other	5,119	(22)	6,593	(0)	6,622
Consolidated sales	$280,521	7	$262,841	17	$224,168

Gross profit consists of net sales less the cost of services provided or the cost of goods sold. Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs; amortization of previously capitalized curriculum development costs; content royalties; materials used in the production of training products and related assessments; manufacturing labor costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Consolidated cost of sales in fiscal 2023 totaled $67.0 million compared with $60.9 million for fiscal 2022. Our gross profit for the fiscal year ended August 31, 2023 increased six percent, or $11.6 million, to $213.5 million, compared with $201.9 million in fiscal 2022, and increased primarily due to increased sales as described above. Our gross margin in fiscal 2023 remained strong at 76.1 percent of sales compared with 76.8 percent in the prior year.

Our operating expenses in fiscal 2023 increased $8.9 million compared with fiscal 2022 primarily due to a $10.4 million increase in selling, general, and administrative (SG&A) expenses. Despite the increase in SG&A expenses, as a percentage of revenue, our SG&A expenses in fiscal 2023 decreased to 63.6 percent compared with 63.9 percent in fiscal 2022. Our SG&A expenses increased primarily due to increased associate costs resulting from new client-facing personnel and increased salaries; increased commissions on higher sales; a $4.2 million increase in non-cash stock-based compensation expense; and increased travel expense. At August 31, 2023, we had 303 client partners compared with 300 at August 31, 2022.

Our fiscal 2023 income from operations improved 11 percent to $26.4 million compared with $23.7 million in the prior year. Fiscal 2023 pre-tax income increased 17 percent, or $3.8 million, to $25.9 million compared with $22.1 million in fiscal 2022, reflecting the financial metrics noted above.

Our effective income tax rate for fiscal 2023 was approximately 31 percent compared with an effective income tax rate of approximately 16 percent in fiscal 2022. Our effective tax rate in fiscal 2022 was reduced primarily by a $2.8 million reduction in the valuation allowance against our deferred income tax assets. Our effective rate in fiscal 2023 was higher than statutory rates primarily due to $0.9 million of tax expense from non-deductible executive compensation.

Net income for the year ended August 31, 2023 was $17.8 million, or $1.24 per diluted share, compared with $18.4 million, or $1.27 per diluted share, in fiscal 2022. Our Adjusted EBITDA for fiscal 2023 increased 14 percent to $48.1 million compared with $42.2 million in fiscal 2022, reflecting the above-noted factors.

Further details regarding these items can be found in the comparative analysis of fiscal 2023 with fiscal 2022 as discussed within this Management’s Discussion and Analysis.

Our liquidity, financial position, and capital resources remained strong during fiscal 2023. At August 31, 2023, we had $38.2 million of cash, with no borrowings on our $62.5 million revolving credit facility, even after spending $35.6 million on purchases of our common stock during fiscal 2023, compared with $60.5 million of cash, and no borrowings on our revolving credit facility, at August 31, 2022. Cash flows from operating activities remained strong and totaled $35.7 million in fiscal 2023. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found within this Management’s Discussion and Analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2022 compared with fiscal 2021, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission on November 14, 2022.

Impact of the COVID-19 Pandemic on Our Financial Statements

The COVID-19 pandemic had a significant adverse impact on our financial results beginning in the third quarter of fiscal 2020 and lasting into early fiscal 2021. As individuals and businesses began adapting to pandemic-related circumstances in fiscal 2021, our business also began to recover. Driven primarily by previous changes to a subscription-based business model, we were able to quickly pivot to delivering content live-online and through our other digital modalities. As a result, our subscription service clients were able to access content and programs from remote locations, which allowed continued engagement of personnel and students during long periods of displacement from normal working or classroom conditions. The ability to deliver high-quality content to our clients, combined with adaptations to the pandemic and loosening restrictions provided a path to recovery beginning in fiscal 2021.

The momentum generated in fiscal 2021 continued into fiscal 2022 as our sales and profitability improved dramatically over fiscal 2021 and produced some of the best growth metrics in the Company’s history due to strong subscription and subscription services growth and comparisons with pandemic-impacted financial results in fiscal 2021. The strong growth in fiscal 2022 set a solid foundation for continued success in fiscal 2023 as the effects of the pandemic waned in most of the world. However, our direct offices in China and Japan, and certain regions served by our international licensee partners continued to be adversely impacted from the lingering effects of the pandemic in fiscal 2023. For example, in the first two quarters of fiscal 2023, our sales in China were down 18 percent and in Japan were down four percent compared with fiscal 2022, primarily due to continued pandemic-related restrictions in those countries. However, as restrictions were lifted in the third and fourth quarters, China’s sales improved and ended up 17 percent over fiscal 2022 and Japan was able to improve enough to end up even with fiscal 2022. While we are optimistic about the future in China, Japan, and certain other countries, we will continue to monitor developments related to the pandemic, and their actual and potential impacts on our financial position, results of operations, and liquidity.

Key Strategic Objectives

Our key strategic objectives for future growth remain largely unchanged from fiscal 2023. We believe following key strategic priorities will position us for continued growth in fiscal 2024 and in future years:

•Increase the Impact and Scale of Our Solutions – We intend to build the capabilities to dramatically increase the impact and scale of our solutions with significant investments in people, content, and technology. During fiscal 2024 and future periods, we expect to continue to hire new leaders, salespeople, and team members; offer new and refreshed content and solutions, including a significantly refreshed 7 Habits of Highly Effective People offering in fiscal 2024 and new material for our Leader in Me program; make continued investments in our Impact Platform to continuously improve the user experience and to build in new technology; and work to integrate content, client personnel, and technology in a manner that will help our clients build winning cultures. We consistently seek to provide our clients world-class solutions, using the best technology, that will allow them to transform their organizations into high performing entities.

•Refresh our Brand and Messaging – We are focused on telling our story more broadly and powerfully, with the goal of helping significantly more people understand what we do and how we can help them. We recently launched a new brand that was designed to reflect our development into content and technology while retaining our connection to the principles that have driven our growth over the years. The new branding has brought more visitors to our website, registered more people for our marketing events, and generated more thought leadership guide downloads than ever before. We seek to increase the visibility of our services to a much larger audience and believe these efforts will provide added opportunities in the training marketplace.

•Accelerate the Flywheel – We seek to build on the momentum of our subscription businesses, which are centered around the All Access Pass in the Enterprise Division and the Leader in Me membership in the Education Division. During fiscal 2023, we significantly grew our billed and unbilled deferred subscription revenue and believe this growth provides a solid foundation for future sales activity. Additionally, we added the most new schools in our history and maintained a high level of school retention during the fiscal year. With millions of AAP users throughout thousands of organizations globally and many thousands of students in schools around the world, we believe that our growth and building momentum have established a strong foundation for future growth and accelerating the “flywheel” of results for our clients, associates, and shareholders.

•Invest in and Expand Our Culture – We believe that we are the workplace of choice for achievers with heart. During fiscal 2023 we sought to expand and improve our culture by integrating our corporate values into our associates’ work environment, focusing our teams on making a culture commitment, and standardizing our communication and collaboration toolset. We strive to maintain a culture that provides a great place to work and allows individuals to contribute their best talents and abilities. We believe this atmosphere produces better solutions for our clients and feelings of well-being and satisfaction for our associates. Through our efforts to improve our culture, we have made great progress in our diversity, equity, and inclusion initiatives and created a welcoming environment for the many new and talented associates that joined us during fiscal 2023.

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

YEAR ENDED
AUGUST 31,	2023	2022	2021
Sales	100.0	100.0	100.0
Cost of sales	23.9	23.2	22.9
Gross profit	76.1	76.8	77.1

Selling, general, and administrative	63.6	64.0	68.5
Depreciation	1.5	1.9	2.8
Amortization	1.6	2.0	2.2
Total operating expenses	66.7	67.9	73.5
Income from operations	9.4	8.9	3.6
Interest income	0.4	-	-
Interest expense	(0.6)	(0.6)	(0.9)
Income before income taxes	9.2	8.4	2.7

FISCAL 2023 COMPARED WITH FISCAL 2022 RESULTS OF OPERATIONS

Enterprise Division

Direct Offices Segment

The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, Switzerland, and Austria; and other groups such as our government services office and books and audio sales. The following comparative information is for our Direct Offices segment for the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$194,021	100.0	$183,845	100.0	$10,176
Cost of sales	37,106	19.1	35,794	19.5	1,312
Gross profit	156,915	80.9	148,051	80.5	8,864
SG&A expenses	112,717	58.1	110,554	60.1	2,163
Adjusted EBITDA	$44,198	22.8	$37,497	20.4	$6,701

For fiscal 2023, our Direct Office segment sales increased six percent to $194.0 million compared with $183.8 million in the prior year. In constant currency, our Direct Office sales for the year increased to $197.5 million. Sales increased by six percent at each of our offices in the United States and Canada and international direct offices. During fiscal 2023 our AAP subscription and subscription related revenues increased nine percent over fiscal 2022. We remain confident that the strength and durability of our AAP offering, our principle-based content, and our subscription business model will help our clients solve difficult issues and will continue to drive growth in future periods despite increasing macroeconomic and geopolitical challenges. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 22 percent, or $33.0 million, to $186.4 million, compared with $153.4 million at August 31, 2022. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a strong base for continued revenue growth in future periods.

Over the previous several quarters, the performance of our international direct offices has been directly related to the level of recovery from the pandemic and corresponding business and social activity in each country. These ongoing pandemic issues materially impacted our China and Japan offices during fiscal 2023. During late fiscal 2022, China had a resurgence of COVID cases and enacted strict lockdown measures in response to the rise in cases. These lockdown measures, economic instability, and social unrest adversely impacted our China office during the first half of fiscal 2023 and led to significant reductions in comparative sales for those periods. However, during the third and fourth quarters of fiscal 2023, China sales improved sharply over the first half of fiscal 2023 and led to overall growth in our foreign direct offices. For fiscal 2023, sales through our Germany, Switzerland, and Austria office increased 22 percent and our China office sales increased 17 percent over fiscal 2022. Sales were flat at our other international direct offices. While we remain confident in our international direct offices’ ability to grow in future periods, growth may continue to be hindered by unfavorable economic conditions and geopolitical issues in fiscal 2024. Foreign exchange rates had a $3.5 million unfavorable impact on our Direct Office sales and a $0.9 million unfavorable effect on operating income during fiscal 2023.

Gross Profit. Direct Office gross profit increased primarily due to sales growth as previously described. Direct Office gross margin remained strong in fiscal 2023, and was 80.9 percent compared with 80.5 percent in the prior year.

SG&A Expense. Direct Office SG&A expense for fiscal 2023 increased primarily due to increased associate costs, including new personnel and increased salaries, and increased commissions on higher sales.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$11,645	100.0	$10,551	100.0	$1,094
Cost of sales	1,138	9.8	1,169	11.1	(31)
Gross profit	10,507	90.2	9,382	88.9	1,125
SG&A expenses	4,633	39.8	4,418	41.9	215
Adjusted EBITDA	$5,874	50.4	$4,964	47.0	$910

Sales. Our international licensee revenues are primarily comprised of royalty revenues. During fiscal 2023 our licensee revenues increased primarily due to increased royalty revenues from certain licensees as economies in many of the countries where our licensees operate continue to recover from the pandemic. Compared with fiscal 2022, our royalty revenues increased 12 percent and our share of AAP revenues increased by five percent to $1.5 million. We receive additional revenue from the international licensees for AAP sales to cover a portion of the costs of operating the AAP portal. We remain optimistic that our licensees’ sales and our corresponding royalty revenues will continue to grow in future periods as licensee sales activity has nearly recovered to pre-pandemic levels and we expect the recovery to continue in fiscal 2024. However, difficult macroeconomic conditions, including unfavorable foreign exchange fluctuations, may negatively impact our licensees’ operations and our reported royalty revenues in future periods. Foreign exchange rates had a $0.5 million adverse impact on reported international licensee sales and operating results during fiscal 2023.

Gross Profit. Gross profit increased primarily due to increased royalty revenues as previously described. Gross margin remained strong at 90.2 percent compared with 88.9 percent in the prior year and improved due to the mix of revenue recognized during fiscal 2023.

SG&A Expense. International licensee SG&A expenses increased primarily due to additional spending on technology, development, and various other shared service costs.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations, which are focused on sales to educational institutions, and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2023	Sales	2022	Sales	Change
Sales	$69,736	100.0	$61,852	100.0	$7,884
Cost of sales	25,318	36.3	20,646	33.4	4,672
Gross profit	44,418	63.7	41,206	66.6	3,212
SG&A expenses	36,992	53.0	32,798	53.0	4,194
Adjusted EBITDA	$7,426	10.6	$8,408	13.6	$(982)

Sales. Education Division sales in fiscal 2023 increased 13 percent, or $7.9 million, primarily due to increased consulting, coaching, and training days delivered during the year, increased Leader in Me subscription revenue, and an increase in the number of Symposium conference events held. During fiscal 2023, the Education Division delivered nearly 1,100 more training and coaching days than during fiscal 2022, which are recognized as they are delivered. Education Annual membership subscription and subscription-related revenue increased 13 percent compared with the prior year primarily due to increased revenue from previously deferred training and coaching days, and Annual Membership sales resulting from new schools. Our focus on creating strategic partnerships with school districts is working well and we added 147 new district partnerships in fiscal 2023 compared with 65 new partnerships in fiscal 2022. These new district partnerships helped drive a record 791 new schools entering the Leader in Me program during fiscal 2023. We also held four Symposium conference events to promote the Leader in Me program during fiscal 2023 compared with only one in the prior year. Increased sales from coaching days delivered, new membership subscriptions, and Symposiums were partially offset by decreased materials sales. Starting in fiscal 2023, student leadership guides are now all available on the Leader in Me online service, rather than in paper-based format for an additional charge. Overall, we continue to be pleased with the strength of our Education Division sales and believe the building momentum from fiscal 2023 will continue into fiscal 2024 and in future periods; however, many Leader in Me schools have benefitted from funding obtained through the Elementary and Secondary School Emergency Relief (ESSER) Program. The ESSER program is currently set to expire in September 2024 and the potential reduction in available funding may have an adverse impact upon our Education Division. As of August 31, 2023, the Leader in Me program is used in over 3,500 schools in the United States and Canada, compared with over 3,300 schools at August 31, 2022.

Gross Profit. Education Division gross profit increased primarily due to increased sales as previously described. Education segment gross margin was 63.7 percent of sales compared with 66.6 percent in fiscal 2022 and declined primarily due to increased travel costs and change in the product mix sold during fiscal 2023. Approximately 96 percent of coaching and consulting days delivered in fiscal 2023 were live events compared with 82 percent in fiscal 2022.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from investments in new personnel, increased commissions on higher sales, changes to compensation plans, and increased travel costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.6 million compared with fiscal 2022 primarily due to the full depreciation of certain assets during the fiscal year and reduced capital expenditures over the past couple of years. We currently expect depreciation expense will total approximately $6.0 million in fiscal 2024. Our forecast depreciation expense is somewhat dependent on leasehold improvements that may be necessary to our corporate campus as we approach the end of the master lease agreement in fiscal 2025. Therefore, our depreciation expense may fluctuate from the current expectation.

Amortization – Amortization expense decreased $0.9 million compared with the prior year due to the full amortization of certain intangible assets from previous business acquisitions. We currently expect amortization expense will total $4.2 million during fiscal 2024.

Interest Income – Interest income increased $1.0 million compared with fiscal 2022 primarily due to increased interest rates in late fiscal 2022 and in fiscal 2023, which improved our ability to earn interest income on our cash balances.

Interest Expense – Our interest expense during fiscal 2022 decreased $0.1 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on our corporate campus) compared with the prior year. However, rising interest rates during fiscal 2023 partially offset the benefit of lower debt balances during the fiscal year.

Income Taxes

Our effective income tax expense rate for the fiscal year ended August 31, 2023 was approximately 31 percent, compared with an income tax expense rate of approximately 16 percent in fiscal 2022. Our effective income tax rate for fiscal 2023 was higher than the statutory rate primarily due to tax expense of $0.9 million for non-deductible executive compensation and $0.4 million in tax differential on income subject to both U.S. and foreign taxes, which were partially offset by a $0.4 million decrease in the valuation allowance against our deferred income tax assets. Our effective income tax rate for fiscal 2022 was lower than the statutory rate due primarily to a $2.8 million decrease in the valuation allowance against our deferred income tax assets and a $0.6 million benefit for share-based compensation deductions in excess of the corresponding book expense. These benefits were partially offset by tax expense of $1.2 million for non-deductible executive compensation.

We paid $3.3 million in cash for income taxes during fiscal 2023. We anticipate that our total cash paid for income taxes over the coming two to three years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash at August 31, 2023 totaled $38.2 million, with no borrowings on our $62.5 million revolving credit facility. Of our $38.2 million of cash at August 31, 2023, $12.0 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, debt payments, working capital expansion, capital expenditures (including curriculum development), business acquisitions, and contingent payments from previous business acquisitions.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Total cash provided by (used for):
Operating activities	$35,738	$52,254	$46,177
Investing activities	(13,550)	(5,331)	(14,315)
Financing activities	(44,179)	(32,670)	(11,479)
Effect of exchange rates on cash	(296)	(1,153)	(103)
Increase (decrease) in cash and
cash equivalents	$(22,287)	$13,100	$20,280

Our New Credit Agreement

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. Principal payments on the term loans consist of quarterly payments totaling $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. These term loan payment provisions are essentially the same as under the 2019 Credit Agreement. We believe the 2023 Credit Agreement will provide significant flexibility and financial resources to allow us to grow the business in future periods.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable when the term loan principal payments are due and payable. Interest on all other borrowings is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined 2023 Credit Agreement (refer to Note 6, Secured Credit Agreement to our consolidated financial statements for the interest rate structure).

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At August 31, 2023, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

In addition to our term loan obligation and notes payable to the former owners of Strive Talent, Inc., we have a long-term lease on our corporate campus that is accounted for as a financing obligation. For further information on our debt and leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2023.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, to fund changes in working capital, payments for direct costs necessary to conduct training programs, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during fiscal 2023 was $35.7 million compared with $52.3 million in fiscal 2022. The difference was primarily attributable to changes in working capital during the year related to cash used to pay accounts payable and accrued liabilities plus the impact of changes in deferred revenue compared with the prior year. We expect these working capital changes will moderate in future periods and that our cash flows from operating activities will improve. During fiscal 2023 our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments. We anticipate that our cash flows from operating activities will improve and remain strong during fiscal 2024 and in future periods.

Cash Flows from Investing Activities and Capital Expenditures

During fiscal 2023, our cash used for investing activities totaled $13.6 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In fiscal 2023 we spent $9.0 million on the development of our various offerings and related content. We believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $7.1 million in fiscal 2024.

Our purchases of property and equipment during fiscal 2023 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $8.0 million in fiscal 2024. Our purchases of property and equipment in fiscal 2024 are highly dependent upon leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease in fiscal 2025. Therefore, our capital expenditures for property and equipment may fluctuate from current expectations.

Cash Flows from Financing Activities

For the fiscal year ended August 31, 2023, our net cash used for financing activities totaled $44.2 million. Our primary use of financing cash was $35.6 million used to purchase shares of our common stock, which consisted of $34.8 million used to purchase shares on the open market and $0.8 million used to purchase shares withheld for statutory taxes on share-based compensation awards. Excluding the impact of transferring $7.5 million of term loan debt from one lender to another, we used $9.0 million of cash for principal payments on our notes payable and financing obligations, $0.7 million to pay contingent consideration liabilities from previous business acquisitions, and $0.4 million to pay loan origination and legal fees incurred for the 2023 Credit Agreement. Partially offsetting these uses of cash were $1.5 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during fiscal 2023.

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At August 31, 2023, we have $15.7 million remaining on the current purchase authorization.

Our uses of financing cash in future periods are expected to include required payments on our notes payable and financing obligations and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to meet the obligations on our notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations in fiscal 2024 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023 we entered into a new five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, further business disruptions associated with the pandemic, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation – Associate and consultant compensation is our largest recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2023, we expensed approximately $172 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of sales. These associate costs include variable compensation such as commissions, incentives, and bonuses, and may fluctuate from year-to-year.

•Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $11 million (excluding compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2023.

•Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, and utilize various software. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $8 million for information technology software and hardware during fiscal 2023.

•Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2023, we paid $3.3 million in cash for income taxes during fiscal 2023. Our use of cash for income taxes in future periods depends upon our profitability and our ability to utilize tax assets such as net operating loss carryforwards and foreign income tax credits.

•Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2023 in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2024	2025	2026	2027	2028	Thereafter	Total
Required lease payments on
corporate campus	$4,031	$3,301	$-	$-	$-	$-	$7,332
Term loan payable to bank(1)	5,158	-	-	-	-	-	5,158
Strive contingent
compensation(2)	710	740	770	-	-	-	2,220
Strive note payable	835	835	835	-	-		2,505
Purchase obligations	3,265	-	-	-	-	-	3,265
Minimum operating lease
payments	607	179	38	22	7	-	853
	$14,606	$5,055	$1,643	$22	$7	$-	$21,333

(1)Payment amounts shown include interest at 6.9 percent, which is the current rate on our term loan obligation under the 2023 Credit Agreement.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts and may adversely impact our financial results. For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2023 would decrease our reported income from operations by approximately $0.4 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this Form 10-K.

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

We tested goodwill for impairment at August 31, 2023 at the reporting unit level using a qualitative approach. We determined that it was more likely than not that the fair value of each of our reporting units was more than their carrying values. This determination required judgment to estimate future cash flows and operating results and considered current operating results, expected future operating results, and various other factors such as macroeconomic conditions. Some of these factors are not within our control.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment analysis during fiscal 2023, we determined that no impairment existed at August 31, 2023, as we determined that it was more likely than not that each reportable operating segment’s estimated fair value exceeded its carrying value. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period. Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability. These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods. For instance, during fiscal 2023 we recorded immaterial increases to the fair value of our contingent consideration liability compared with $0.1 million of net increases in fiscal 2022 and $0.2 million of increases during fiscal 2021. Business acquisitions in future periods may increase the volatility and amount of these charges. Changes to the fair value of contingent consideration liabilities are recorded as a component of SG&A expenses.

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

We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. The determination of whether valuation allowances are needed on our deferred income tax assets contains uncertainties because we must project future income, including the use of tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. We regularly assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are necessary. These evaluations may produce additional volatility in our tax provision or benefit, net income or loss, and earnings or loss per share. For example, in consideration of the relevant accounting guidance, we reevaluated our deferred tax assets during fiscal 2020 and considered both positive and negative evidence in determining whether it is more likely than not that some portion or all of our deferred tax assets will be realized. Because of the cumulative pre-tax losses over the past three fiscal years, combined with the expected continued disruptions and negative impact to our business resulting from uncertainties related to the recovery from the pandemic, we were unable to overcome accounting guidance indicating that it is more-likely-than-not that insufficient taxable income will be available to realize all of our deferred tax assets before they expire, which are primarily foreign tax credit carryforwards and a portion of our net operating loss carryforwards. Accordingly, we increased the valuation allowance against our deferred tax assets in fiscal 2020. Due to better-than-expected results in fiscal 2022 and 2021, we reversed a substantial portion of these valuation allowances in those years.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, expected effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected benefits from the All Access Pass and the electronic delivery of our content, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2023, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass and Impact Platform; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. During the fiscal years ended August 31, 2023, 2022, and 2021, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

At August 31, 2023, our long-term obligations primarily consisted of a term loan payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on our term loan and revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.9 percent at August 31, 2023. If interest rates continue to increase, we will incur additional interest expense on our variable-rate loans in future periods. For example, a one percent increase in the effective interest rate on our unpaid term loan balance at August 31, 2023 would result in approximately $23,000 of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey and subsidiaries (the “Company”) as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2023, of the Company and our report dated November 13, 2023, expressed an unqualified opinion on those financial statements.

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

November 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2023 and 2022, the related consolidated income statements and statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 13, 2023

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2023	2022
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$38,230	$60,517
Accounts receivable, less allowance for doubtful accounts of $3,790 and $4,492	81,935	72,561
Inventories	4,213	3,527
Prepaid expenses	4,401	4,711
Other current assets	16,238	14,567
Total current assets	145,017	155,883

Property and equipment, net	10,039	9,798
Intangible assets, net	40,511	44,833
Goodwill	31,220	31,220
Deferred income tax assets	1,661	4,686
Other long-term assets	17,471	12,735
	$245,919	$259,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,835	$5,835
Current portion of financing obligation	3,538	3,199
Accounts payable	6,501	10,864
Deferred subscription revenue	95,386	85,543
Other deferred revenue	12,137	14,150
Accrued liabilities	28,252	34,205
Total current liabilities	151,649	153,796

Notes payable, less current portion	1,535	7,268
Financing obligation, less current portion	4,424	7,962
Other liabilities	7,617	7,116
Deferred income tax liabilities	2,040	199
Total liabilities	167,265	176,341

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	232,373	220,246
Retained earnings	99,802	82,021
Accumulated other comprehensive loss	(987)	(542)
Treasury stock at cost, 13,974 shares and 13,203 shares	(253,887)	(220,264)
Total shareholders’ equity	78,654	82,814
	$245,919	$259,155

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2023	2022	2021
In thousands, except per-share amounts

Net sales	$280,521	$262,841	$224,168
Cost of sales	67,031	60,929	51,266
Gross profit	213,490	201,912	172,902

Selling, general, and administrative	178,516	168,069	153,605
Depreciation	4,271	4,903	6,190
Amortization	4,342	5,266	5,006
Income from operations	26,361	23,674	8,101

Interest income	1,091	65	73
Interest expense	(1,583)	(1,675)	(2,099)
Income before income taxes	25,869	22,064	6,075
Benefit (provision) for income taxes	(8,088)	(3,634)	7,548
Net income	$17,781	$18,430	$13,623

Net income per share:
Basic	$1.30	$1.30	$0.97
Diluted	1.24	1.27	0.96

Weighted average number of common shares:
Basic	13,640	14,147	14,090
Diluted	14,299	14,555	14,143

COMPREHENSIVE INCOME:
Net income	$17,781	$18,430	$13,623
Foreign currency translation adjustments, net of income
tax benefit (provision) of $(80), $176, and $11	(445)	(1,251)	68
Comprehensive income	$17,336	$17,179	$13,691

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2023	2022	2021
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,781	$18,430	$13,623
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,613	10,169	11,196
Amortization of capitalized curriculum development costs	3,084	3,354	3,445
Deferred income taxes	4,748	121	(9,790)
Stock-based compensation expense	12,520	8,286	8,617
Change in the fair value of contingent consideration liabilities	7	68	193
Amortization of right-of-use operating lease assets	834	913	1,003
Changes in assets and liabilities, net of effect of acquired businesses:
Increase in accounts receivable, net	(9,452)	(2,406)	(14,266)
Decrease (increase) in inventories	(692)	(1,048)	463
Increase in prepaid expenses and other assets	(88)	(2,692)	(880)
Increase (decrease) in accounts payable and accrued liabilities	(9,541)	4,358	14,372
Increase in deferred revenue	8,806	14,245	19,788
Increase (decrease) in income taxes payable/receivable	(195)	138	273
Decrease in other liabilities	(687)	(1,682)	(1,860)
Net cash provided by operating activities	35,738	52,254	46,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,515)	(3,177)	(1,602)
Capitalized curriculum development costs	(9,035)	(2,154)	(2,504)
Acquisition of businesses, net of cash acquired	-	-	(10,209)
Net cash used for investing activities	(13,550)	(5,331)	(14,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable financing	7,500	-	-
Principal payments on notes payable	(13,335)	(5,835)	(5,000)
Principal payments on financing obligation	(3,199)	(2,887)	(2,600)
Purchases of common stock for treasury	(35,555)	(23,850)	(2,971)
Payment of contingent consideration liabilities	(736)	(1,434)	(1,981)
Cash paid for new secured credit agreement	(393)	-	-
Proceeds from sales of common stock held in treasury	1,539	1,336	1,073
Net cash used for financing activities	(44,179)	(32,670)	(11,479)
Effect of foreign currency exchange rates on cash and cash equivalents	(296)	(1,153)	(103)
Net increase (decrease) in cash and cash equivalents	(22,287)	13,100	20,280
Cash and cash equivalents at beginning of the year	60,517	47,417	27,137
Cash and cash equivalents at end of the year	$38,230	$60,517	$47,417

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,308	$3,210	$1,766
Cash paid for interest	1,501	1,655	2,069

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$548	$529	$399

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income (Loss)	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2020	27,056	$1,353	$211,920	$49,968	$641	(13,175)	$(204,429)
Issuance of common stock from
treasury			(5,213)			405	6,286
Purchase of treasury shares						(147)	(2,971)
Unvested share award			(436)			28	436
Stock-based compensation			8,617
Cumulative translation
adjustments					68
Net income				13,623
Balance at August 31, 2021	27,056	1,353	214,888	63,591	709	(12,889)	(200,678)
Issuance of common stock from
treasury			(2,719)			258	4,055
Purchase of treasury shares						(585)	(23,850)
Unvested share award			(209)			13	209
Stock-based compensation			8,286
Cumulative translation
adjustments					(1,251)
Net income				18,430
Balance at August 31, 2022	27,056	1,353	220,246	82,021	(542)	(13,203)	(220,264)
Issuance of common stock from
treasury			(127)			98	1,666
Purchase of treasury shares						(885)	(35,555)
Unvested share award			(266)			16	266
Stock-based compensation			12,520
Cumulative translation
adjustments					(445)
Net income				17,781

Balance at August 31, 2023	27,056	$1,353	$232,373	$99,802	$(987)	(13,974)	$(253,887)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, which consist of Franklin Development Corp., and our offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, Switzerland, and Austria. Intercompany balances and transactions are eliminated in consolidation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues, and expenses. Actual results could differ from those estimates.

Reclassifications

Due to stock-based compensation adjustments and modifications resulting from uncertainties during the COVID-19 pandemic, we separately disclosed share-based compensation expense on our consolidated income statements in prior periods. During fiscal 2023 we returned to our normal presentation and reclassified share-based compensation expense as a component of selling, general, and administrative expense in the accompanying consolidated income statements. Refer to Note 13 for more information on our stock-based compensation instruments.

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. Of our $38.2 million in cash at August 31, 2023, $12.0 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

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

AUGUST 31,	2023	2022
Finished goods	$4,204	$3,519
Raw materials	9	8
	$4,213	$3,527

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2023	2022
Deferred commissions	$14,426	$12,598
Other current assets	1,812	1,969
	$16,238	$14,567

We defer commission expense on subscription-based sales and recognize the commission expense with the recognition of the corresponding revenue.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 8), is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period. We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2023	2022
Land and improvements	$1,312	$1,312
Buildings	30,038	30,038
Machinery and equipment	495	543
Computer hardware and software	28,948	26,030
Furniture, fixtures, and leasehold
improvements	10,147	9,287
	70,940	67,210
Less accumulated depreciation	(60,901)	(57,412)
	$10,039	$9,798

We expense costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are recorded in income from operations. Depreciation of capitalized subscription portal costs is included in depreciation expense in the accompanying consolidated income statements and statements of comprehensive income.

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2023 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

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

During the annual impairment testing process, we have the option to first perform a qualitative assessment (commonly referred to as Step Zero) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. At August 31, 2023, we completed a Step

Zero assessment and concluded there were no indicators of impairment. Refer to Note 5, Intangible Assets and Goodwill for further information on our goodwill.

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

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2023, which totaled $9.0 million, was primarily to create new and refreshed offerings and content for the AAP and new offerings for our Education practice. Our capitalized curriculum spending increased in fiscal 2023 primarily due to less-than-expected spending in fiscal 2022 and fiscal 2021 as several development projects were delayed or suspended in the wake of the pandemic. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials, or a significant investment in new curriculum. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility have been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $10.9 million and $5.0 million at August 31, 2023 and 2022. Amortization of capitalized curriculum development costs is reported as a component of cost of sales in the accompanying consolidated income statements and statements of comprehensive income.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2023	2022
Accrued compensation	$17,974	$20,608
Other accrued liabilities	10,278	13,597
	$28,252	$34,205

Contingent Consideration Payments from Business Acquisitions

Business acquisitions may include contingent consideration payments based on various future financial measures related to the acquired entity. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in selling, general, and administrative expense in our consolidated income statements and statements of comprehensive income and may have a material impact on our operating results. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving various payment criteria.

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction losses totaled $0.1 million, $0.5 million, and $0.1 million for the fiscal years ended August 31, 2023, 2022, and 2021, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated income statements and statements of comprehensive income.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). For further information on revenue recognition, refer to Note 2, Revenue Recognition.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated income statements and statements of comprehensive income based upon their fair values over the requisite service period. For more information on our stock-based compensation plans, refer to Note 13.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $4.5 million, $4.8 million, and $4.0 million for the fiscal years ended August 31, 2023, 2022, and 2021.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Interest and penalties related to uncertain tax positions are recognized as components of income tax benefit or expense in our consolidated income statements and statements of comprehensive income.

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

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income is comprised of net income and other comprehensive income and loss items. Our other comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment, net of tax.

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

Royalties

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office. Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region. We recognize revenue on the upfront fees from the sale of a territory to a licensee over the term of the initial contract. Licensees are then required to pay us royalties based upon a percentage of their sales to clients. We recognize royalty income each reporting period based upon the sales information reported to us from our licensees. When sales information is not received from a particular licensee at the end of a reporting period, the Company estimates the amount of royalties to be received for the period that is being reported based upon prior forecasts and historical performance. These estimated royalties are recorded as revenue and are adjusted in the subsequent period. Refer to the disaggregated revenue information presented in Note 17, Segment Information, for our royalty revenues in the fiscal years presented in this report.

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

Contract Balances

As described above, our subscription revenue is generally recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred subscription revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are a component of our other deferred revenue. Our deferred subscription revenue and our other deferred revenue totaled $111.2 million at August 31, 2023 and $102.4 million at August 31, 2022, of which $3.7 million and $2.7 million were classified as components of other long-term liabilities at August 31, 2023 and August 31, 2022, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $99.0 million at August 31, 2023 and $88.1 million at August 31, 2022. During the fiscal years ended August 31, 2023 and 2022, we recognized $139.0 million and $123.1 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2023 we had $186.4 million of remaining performance obligations, including $99.0 million of deferred revenue related to our subscription offerings. The remaining performance obligation does not include other deferred revenue as amounts included in other deferred revenue include items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue. At August 31, 2023, we have $15.3 million of capitalized direct commissions, of which $14.4 million is included in other current assets and $0.9 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2023, we capitalized $23.5 million of commission costs to obtain revenue contracts and amortized $22.0 million of deferred commissions to selling, general, and administrative expense. At August 31, 2022, we had $13.8 million of capitalized direct commissions, of which $12.6 million was included in other current assets and $1.2 million in other long-term assets.

Refer to Note 17, Segment Information, to these consolidated financial statements for our disaggregated revenue information.

3. ACQUISITION OF STRIVE TALENT, INC.

On April 26, 2021 (the Closing Date), through our wholly owned subsidiary Franklin Covey Client Sales, Inc., we purchased all of the issued and outstanding stock of Strive Talent, Inc. (Strive), a San Francisco-based technology company which developed and marketed an innovative learning deployment platform. The Strive platform has greatly enhanced our All Access Pass subscription platform and has enabled improved deployment of our content, services, technology, and metrics to deliver behavioral impact at scale. The aggregate consideration for the purchase of Strive may total up to $20.0 million and is comprised of the following:

•Approximately $10.6 million was paid in cash on the Closing Date of the transaction, including $1.0 million placed in escrow for 18 months from the Closing Date to serve as the first source of funds to satisfy certain indemnification obligations of Strive.

•Approximately $4.2 million payable in equal cash payments on the first five anniversaries of the Closing Date (Note 7). The note payable is recorded at present value and accrues interest at 3.6 percent until the amount is paid in full.

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

•Approximately $1.0 million was paid 18 months following the Closing Date to stockholders and option holders of Strive who were still employed by the Company or its affiliates as of such 18-month date, subject to certain exceptions. The bonus payments were forfeited by the individuals if they voluntarily terminated their employment with the Company prior to the 18-month anniversary of the purchase. These payments were made shares of our common stock and the decision to pay these bonuses in shares of common stock was made at our discretion.

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

We have included the operating results of Strive in our financial statements since the Closing Date. However, the acquisition of Strive had an immaterial impact on our results of operations in fiscal 2021 and pro forma financial information for this acquisition was not deemed necessary. For the twelve months ended December 31, 2020, Strive had revenues of $1.3 million (unaudited) and an operating loss of $(1.1) million (unaudited). Strive did not meet the definition of a significant subsidiary as specified by Regulation S-X of the Securities and Exchange Commission. The major classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

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

The goodwill generated by the Strive acquisition is primarily attributable to the technology, content, and software development capabilities that complement our existing AAP subscription and was allocated to our operating segments based on relative fair value. None of the goodwill or intangible assets generated by the acquisition of Strive are expected to be deductible for income tax purposes. Acquisition costs totaled $0.3 million and were recorded in selling, general, and administrative expense in the accompanying consolidated income statement and statement of comprehensive income for the fiscal year ended August 31, 2021.

4. ACCOUNTS RECEIVABLE

Our trade accounts receivable are recorded at net realizable value, which includes an allowance for estimated credit losses as described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. Under the guidance found in ASC Topic 326, the “expected credit loss” model requires consideration of a broader range of information to estimate expected credit losses over the lives of our trade accounts receivable.

We maintain an allowance for credit losses related to our trade accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon consideration of various factors, including historical bad debts, current customer receivable balances, age of customer receivable balances, macroeconomic factors (such as risk and uncertainty generated by the pandemic), and the customers’ financial condition in relation to a representative pool of assets consisting of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Beginning balance	$4,492	$4,643	$4,159
Charged to costs and expenses	(66)	306	1,553
Deductions	(636)	(457)	(1,069)
Ending balance	$3,790	$4,492	$4,643

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. During fiscal 2023, we received payment from customers whose accounts we had previously reserved against because of potential pandemic related uncertainties. Accordingly, we reversed a portion of the allowance during fiscal 2023 to reflect these payments. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10 percent of our sales or accounts receivable in any year presented.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2023	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$49,802	$(43,910)	$5,892
License rights	31,758	(25,461)	6,297
Customer lists	15,982	(15,272)	710
Acquired technology	7,282	(3,200)	4,082
Trade names	1,883	(1,408)	475
Non-compete agreements and other	930	(875)	55
	107,637	(90,126)	17,511
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$130,637	$(90,126)	$40,511

AUGUST 31, 2022
Finite-lived intangible assets:
Acquired content	$49,964	$(42,501)	$7,463
License rights	32,077	(24,401)	7,676
Customer lists	16,140	(15,028)	1,112
Acquired technology	7,282	(2,479)	4,803
Trade names	1,883	(1,231)	652
Non-compete agreements and other	930	(803)	127
	108,276	(86,443)	21,833
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$131,276	$(86,443)	$44,833

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2023 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period
Acquired content	3 to 4 years	24 years
License rights	4 to 6 years	26 years
Customer lists	1 to 4 years	11 years
Acquired technology	6 years	6 years
Trade names	3 years	5 years
Non-compete agreements and other	4 to 6 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $4.3 million, $5.3 million, and $5.0 million for the fiscal years ended August 31, 2023, 2022, and 2021. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2024	$4,200
2025	4,030
2026	3,945
2027	3,110
2028	1,169

Goodwill

The acquisition of Strive in fiscal 2021 generated $7.0 million of goodwill which was allocated to the Direct Office and International Licensee segments based on their relative fair value. We performed our annual testing of goodwill in accordance with our accounting policies described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We completed a Step Zero assessment as of August 31, 2023 and concluded there were no indicators of impairment. We do not have any accumulated impairment charges against the carrying value of our goodwill. At each of August 31, 2023 and 2022, goodwill was allocated to our segments as shown below (in thousands):

Direct offices	$22,962
International licensees	5,928
Education practice	2,330
$31,220

6. SECURED CREDIT AGREEMENT

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). KeyBank will act as the sole administrative and collateral agent under the 2023 Credit Agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million will be available as a revolving line of credit or for future term loans. Principal payments on our existing term loan consist of quarterly principal payments of $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. These payment conditions on the term loan are essentially the same as the 2019 Credit Agreement.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable on the principal payment dates. Interest on all other borrowings is due the last day of each month. The interest rate for all borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio calculated at the end of each fiscal quarter. On August 31, 2023, the interest rate on our term loan and revolving line of credit was 6.9 percent and we are charged an unused credit commitment fee of 0.2 percent per annum, which is paid quarterly. The interest rate on our term loan at August 31, 2022 was 4.2 percent. The Leverage Ratio as defined by the 2023 Credit Agreement is Funded Debt to adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and determines the applicable interest rate as shown below:

Leverage Ratio	Interest Rate
Less than 1.00	SOFR plus 1.50%
Between 1.00 and 2.00	SOFR plus 1.75%
Between 2.01 and 2.50	SOFR plus 2.25%
Greater than 2.51	SOFR plus 2.75%

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. While any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement. At August 31, 2023, we believe that we were in compliance with the covenants and conditions of the 2023 Credit Agreement.

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

We did not have any borrowings on our revolving line of credit facilities at either of August 31, 2023 or 2022.

7. NOTES PAYABLE

At August 31, 2023 and 2022, our notes payable consisted of a term loan payable to a bank and a note payable to the former owners of Strive Talent, Inc. (Note 3). The note payable to the former owners of Strive is recorded at net present value and accrues interest at 3.6 percent until the obligation is paid in full. The balances and classification of our notes payable were as follows at the dates indicated (in thousands):

	Current Portion of Notes Payable		Notes Payable, Less Current Portion
	August 31,	August 31,	August 31,	August 31,
Description	2023	2022	2023	2022
Term loan payable	$5,000	$5,000	$-	$5,000
Strive acquisition note payable	835	835	1,535	2,268
	$5,835	$5,835	$1,535	$7,268

Principal payments of $1.25 million on our term loan payable under the 2023 Credit Agreement are due and payable on the last day of each March, June, September, and December until the term loan liability is fully repaid in 2024. Interest accrues on the term loans and is paid as discussed in Note 6 above. Under the terms of the Strive acquisition, we pay the former principal owner of Strive $0.8 million each April for the first five years following the acquisition. Principal payments on these notes payable are as follows over the next five years (in thousands):

YEAR ENDING	Term Loan	Strive Note
AUGUST 31,	Payable	Payable	Total
2024	$5,000	$835	$5,835
2025	-	835	835
2026	-	835	835
2027	-	-	-
	$5,000	$2,505	$7,505

8. FINANCING OBLIGATION

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2023	2022
Financing obligation payable in
monthly installments of $335 at
August 31, 2023, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$7,962	$11,161
Less current portion	(3,538)	(3,199)
Total financing obligation,
less current portion	$4,424	$7,962

Future principal maturities of our financing obligation were as follows at August 31, 2023 (in thousands):

YEAR ENDING
AUGUST 31,
2024	$3,538
2025	4,424
Thereafter	-
$7,962

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2024	$4,031
2025	3,301
Thereafter	-
Total future minimum financing
obligation payments	7,332
Less interest	(682)
Present value of future minimum
financing obligation payments	$6,650

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated. At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be offset and eliminated from our consolidated financial statements.

9. LEASES

Lessee Obligations

In the normal course of business, we lease office space, primarily for international sales administration offices, in commercial office complexes that are conducive to sales and administrative operations. We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories, and certain office equipment. These leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2023, we had operating leases with remaining terms ranging from less than one year to approximately five years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet
	Caption	Amount
Assets:
Operating lease right of use assets	Other long-term assets	$812

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	579
Long-Term:
Operating lease liabilities	Other long-term liabilities	233
		$812

Weighted Average Remaining Lease Term:
Operating leases (years)		1.6

Weighted Average Discount Rate:
Operating leases		5.0%

In fiscal 2023, we obtained $0.6 million of right-of-use operating lease assets in exchange for operating lease liabilities. Future minimum lease payments under our operating leases at August 31, 2023, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2024	$607
2025	179
2026	38
2027	22
2028	7
Thereafter	-
Total operating lease payments	853
Less imputed interest	(41)
Present value of operating lease liabilities	$812

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total rent expense recorded in selling, general, and administrative expense from our lease agreements totaled $1.2 million, $1.5 million, and $1.6 million for the fiscal years ended August 31, 2023, 2022, and 2021.

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants. These sublease agreements are accounted for as operating leases. We recognize sublease income on a straight-line basis over the life of the sublease agreement. The cost basis of our corporate campus is $37.1 million, which had a carrying value of $3.0 million at August 31, 2023. The following future minimum lease payments due to us from our sublease agreements at August 31, 2023, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2024	$2,197
2025	1,814
2026	-
Thereafter	-
$4,011

Sublease revenue totaled $2.4 million, $3.9 million, and $4.0 million during the fiscal years ended August 31, 2023, 2022, and 2021.

10. COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

We have a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $102,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. This warehousing contract expired on September 30, 2023. We are currently in the process of negotiating a new warehousing contract with this services provider.

During fiscal years ended August 31, 2023, 2022, and 2021, we expensed $2.7 million, $2.5 million, and $2.1 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.9 million, $1.7 million, and $1.4 million during the fiscal years ended August 31, 2023, 2022, and 2021, respectively. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2023, we had open purchase commitments totaling $3.3 million for products and services to be delivered primarily in fiscal 2024.

Letter of Credit

At August 31, 2023 and 2022, we had a standby letter of credit for $10,000. Nothing was drawn on this letter of credit at either August 31, 2023 or August 31, 2022.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2023, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

11. SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.

Treasury Stock

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. During fiscal 2023, we purchased 867,873 shares of our common stock on the open market for $34.7 million, including 857,608 shares for $34.3 million under the terms of the purchase plan approved in 2023. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

Purchases of common stock for treasury as presented on our consolidated statements of cash flows includes both shares purchased on the open market and shares withheld for statutory taxes on our stock-based compensation awards (Note 13) and include the applicable one percent excise tax. Shares withheld for income taxes are valued at the market price on the date the stock-based plan shares were distributed to participants. In fiscal 2023, we withheld 17,639 shares for statutory taxes with a cost basis of $0.8 million. During fiscal 2022, we purchased 499,411 shares of our common stock for $20.3 million in open market purchases and withheld 86,125 shares of common stock, with a cost basis of $3.5 million, for statutory taxes. The cost of common stock purchased for treasury in fiscal 2021 was entirely comprised of 147,092 shares withheld for income taxes on various stock-based compensation awards, which had a cost basis of $3.0 million.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into the following three levels based on reliability:

•Level 1 valuations are based on quoted prices in active markets for identical instruments that we can access at the measurement date.

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

The book values of our financial instruments at August 31, 2023 and 2022 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2023 or 2022, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2023, our debt obligations consisted primarily of a variable-rate term loan payable and a note payable to the former owners of Strive. Our term loan payable and revolving line of credit are negotiated components of our new 2023 Credit Agreement (Note 6), which was completed in March 2023 and replaced the 2019 Credit Agreement. Since the interest rate for any obligation on our 2023 Credit Agreement is variable, the applicable interest rates and other conditions related to the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

The acquisition price of Jhana Education (Jhana), which was completed in fiscal 2017, included total potential contingent consideration of $7.2 million through a specified measurement period, which lasted through July 2026. We measured the fair value of this contingent consideration liability at each reporting date based on a Monte Carlo simulation model. The fair value of the Jhana contingent consideration was a Level 3 measurement because we estimated consolidated Company and AAP sales over the measurement period. Changes to the fair value of the contingent consideration liabilities were recorded in selling, general, and administrative expenses in the accompanying consolidated income statements and statements of comprehensive income in the period of adjustment. The fair value of the contingent consideration liability from the acquisition of Jhana changed as follows during the fiscal year ended August 31, 2023 (in thousands):

		Change in
AUGUST 31,	2022	Fair Value	Payments	2023
Jhana contingent liability	$729	$7	$(736)	$-

At August 31, 2023, we have no further contingent consideration payable or other liabilities to the former owners of Jhana.

13. STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy. Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, stock options, fully vested stock awards, and employee stock purchase plan (ESPP) shares. The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized an additional 1,000,000 shares of common stock for issuance as stock-based payments. A more detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021. At August 31, 2023, the 2022 Plan had approximately 594,000 shares available for future grants.

Our ESPP is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2023, we had approximately 733,000 shares available for purchase by plan participants under the terms of the current shareholder approved ESPP.

The total compensation expense of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Performance awards	$10,767	$6,133	$7,298
Strive acquisition compensation	739	1,196	354
Unvested stock awards	700	673	700
Compensation cost of the ESPP	269	239	205
Fully vested stock awards	45	45	60
	$12,520	$8,286	$8,617

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. During fiscal 2023, we issued 114,214 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including the ESPP. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities.

We withheld 17,639 shares of our common stock, with a fair value of $0.8 million, for statutory income taxes during fiscal 2023.

At each quarterly or annual reporting date, we evaluate the number and probability of shares expected to vest in each of our performance-based long-term incentive plan (LTIP) awards and adjust our stock-based compensation expense to correspond with the number of shares expected to vest over the anticipated service period. Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020 and the uncertainties surrounding the recovery of the world’s economies and our business, we determined that nearly all LTIP award tranches based on qualified Adjusted EBITDA for outstanding LTIP awards would not vest before the end of the respective service periods. We therefore reversed the previously recognized stock-based compensation expense associated with these awards during fiscal 2020. On October 2, 2020, the Compensation Committee modified the terms of our performance-based LTIP award tranches to extend the service period of each financial-metric based tranche by two years and increase each qualified Adjusted EBITDA vesting target by $2.0 million. No time-based vesting LTIP tranches were modified. During the periods presented in this report, we reassessed the probability of awards vesting under the modified conditions and have expensed awards based on the new vesting requirements and expected financial results over the revised service periods.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to members of our senior management as long-term incentive-based compensation. These awards vest to the participants based upon the achievement of specified performance criteria. Compensation expense is recognized as we determine it is probable that the shares will vest. Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date. Based on current estimates and projections, we have $11.1 million of unrecognized compensation expense related to our performance awards at August 31, 2023. The following descriptions of our performance-based awards as of August 31, 2023 were adjusted for forfeitures.

Fiscal 2023 LTIP Award – On October 14, 2022, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2023 LTIP award was subsequently expanded with new grants for additional participants, which are expensed based on the market value of our common stock on the date of the grants. The fiscal 2023 LTIP award has two tranches, which consist of: 1) shares that vest after three years of service and 2) shares that vest based on the highest amount of rolling four quarter qualified Adjusted EBITDA earned in the three years ended August 31, 2025. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares granted in this tranche totals 26,682 shares. The number of shares that vest to participants for the amount of qualified Adjusted EBITDA achieved through August 31, 2025 is variable and may be 50 percent of the award or up to 200 percent of the participant’s award depending on the amount of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 80,018 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2023 LTIP totals 160,036 shares.

Fiscal 2022 LTIP Award – On February 4, 2022, the Compensation Committee granted an LTIP award to our executive officers and members of senior management. The fiscal 2022 LTIP award has two tranches, which consist of: 1) shares that vest after three years of service and 2) shares that vest based on the highest amount of rolling four quarter qualified Adjusted EBITDA in the three years ended August 31, 2024. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares granted in this tranche totals 24,138 shares. The number of shares that vest to participants for the amount of qualified Adjusted EBITDA achieved through August 31, 2024 is variable and may be 50 percent of the award or up to 200 percent of the participant’s award depending on the amount of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 72,397 shares.

The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2022 LTIP totals 144,794 shares.

Fiscal 2021 LTIP Award – On October 2, 2020, the Compensation Committee of the Board of Directors granted an LTIP award to our executive officers and members of senior management. The fiscal 2021 LTIP award had two tranches, which consisted of: 1) shares that vest after three years of service and 2) shares that vest based on the amount of rolling four quarter qualified Adjusted EBITDA achieved in the three-year measurement period ended August 31, 2023. Twenty-five percent of each participant’s award vested on August 31, 2023, after three years of service. We issued a total of 51,617 shares for this tranche of the 2021 LTIP award. We achieved the maximum payout parameter for the qualified Adjusted EBITDA tranche of the fiscal 2021 LTIP award and issued 309,660 shares of our common stock during the first quarter of fiscal 2024 to participants in the fiscal 2021 LTIP.

Fiscal 2020 LTIP Award – On October 18, 2019, the Compensation Committee granted a new LTIP award to our executive officers and members of senior management. The fiscal 2020 LTIP award has three tranches, which consist of the following: 1) shares that vest after three years of service; 2) shares that vest based on the achievement of specified levels of qualified Adjusted EBITDA; and 3) shares that vest based on the achievement of specified levels of subscription service sales. Twenty-five percent of each participant’s award vested on August 31, 2022, after three years of service. We issued a total of 23,701 shares for the time-based tranche of the 2020 LTIP award. The remaining two tranches of the award are based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the three-year period which originally ended August 31, 2022. As described above, the qualified Adjusted EBITDA vesting targets for the fiscal 2020 LTIP were increased by $2.0 million and the measurement period of the variable award tranches was extended to August 31, 2024. The number of shares that will vest to participants for these two tranches is variable and may be 50 percent of the award or up to 200 percent of the participant’s award. The number of shares that may be earned for achieving 100 percent of the performance-based objective totals 70,577 shares and the maximum number of shares that may be awarded in connection with these tranches currently totals 141,154 shares.

Fiscal 2019 LTIP Award – On October 1, 2018, the Compensation Committee granted a performance-based LTIP award to our executive officers and members of senior management. The fiscal 2019 LTIP award had three tranches, which consisted of the following: 1) shares that vest after three years of service; 2) shares that vest based on the amount of qualified Adjusted EBITDA achieved in the measurement period; and 3) shares that vest based on the amount of subscription service sales achieved in the measurement period. Twenty-five percent of each participant’s award vested on August 31, 2021, after three years of service. We issued a total of 34,605 shares for the time-based tranche of the 2019 LTIP award. The remaining two tranches of the fiscal 2019 award were based on the highest rolling four-quarter levels of qualified Adjusted EBITDA and subscription service sales achieved in the measurement period that originally ended August 31, 2021. During fiscal 2021, the fiscal 2019 LTIP award was modified by increasing the qualified Adjusted EBITDA vesting targets by $2.0 million and extending the measurement period by two years to August 31, 2023. We achieved the maximum payout parameters for the variable tranches of the fiscal 2019 LTIP award and issued 204,418 shares of our common stock during the first quarter of fiscal 2024 to participants in the 2019 LTIP.

Long-Term Incentive and Retention Equity Awards - On October 14, 2022, the Compensation Committee approved a new long-term incentive award, included in the LTIP award program, for client partners, managing client partners, managing directors, and certain other associates that management believes are critical to our long-term success. For sales-related personnel, their award amounts are based upon meeting minimum sales levels and determining the value of the award based on their total sales performance for the fiscal year. For the other associates, their award amount was approved by the Compensation Committee. One-third of these award shares vest each year over a three-year service period. During fiscal 2023, this award program granted 40,009 shares to eligible associates. These awards are expected to be granted annually by the Compensation Committee to retain these key associates.

Strive Acquisition Compensation – We structured two parts of the consideration for the fiscal 2021 acquisition of Strive (Note 3) as potentially payable in shares of our common stock. Each of the following amounts may be payable in shares of our common stock or cash at our sole discretion:

•Contingent Consideration – A maximum of $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year measurement period. We measure the contingent consideration each quarter and divide the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Shares are required to be distributed within 45 days following the end of each quarter. Through August 31, 2023, we have recognized $1.5 million of share-based compensation expense for the Strive contingent consideration payments.

•Bonus Payments – Approximately $1.0 million was payable 18 months following the Closing Date to stockholders and option holders of Strive who were still employed by us as of the 18-month date, subject to certain exceptions. We expensed these awards evenly over the 18-month service period and recognized $0.8 million of share-based compensation expense for these awards, which were paid in October 2022.

We have reserved 200,000 shares of our common stock from our 2019 Omnibus Plan for payment of this consideration related to the acquisition of Strive.

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. Omnibus Incentive Plans, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. For fiscal 2023, each eligible director received a whole-share grant equal to $120,000 with a one-year vesting period. The Board of Director unvested awards are generally granted in January (following the Annual Shareholders’ Meeting) of each year, and shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 15,882 shares, 13,260 shares, and 28,049 shares of our common stock to eligible members of the Board of Directors during fiscal 2023, fiscal 2022, and fiscal 2021 as unvested stock awards. The fair value of shares awarded to the directors was $0.7 million in each of fiscal 2023, fiscal 2022, and fiscal 2021 as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.3 million in fiscal 2023, $0.2 million in fiscal 2022, and $0.4 million in fiscal 2021. The following information applies to our unvested stock awards for the fiscal year ended August 31, 2023:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2022	13,260	$49.78
Granted	15,882	45.34
Forfeited	-	-
Vested	(13,260)	49.78
Unvested stock awards at
August 31, 2023	15,882	$45.34

At August 31, 2023, there was $0.2 million of unrecognized compensation cost left on our unvested stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from unvested stock awards totaled $0.2 million for each of the years ended August 31, 2023, 2022, and 2021. The intrinsic value of our unvested stock awards at August 31, 2023 was $0.7 million.

Stock Options

On January 12, 2021, our Chief Executive Officer (CEO) exercised his remaining stock options, which would have expired on January 14, 2021. After these stock options were exercised, we do not have any remaining stock options outstanding. These stock options were exercised on a net basis, meaning no cash was paid to exercise the options. For the 218,750 options exercised in fiscal 2021, we withheld 51,738 shares of our common stock with a fair value of $1.3 million for income taxes. The intrinsic value of options exercised in fiscal 2021 totaled $2.9 million and we recognized an income tax benefit of $0.7 million, of which $0.5 million was recognized upon the exercise of the options.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 40,141 shares, 36,960 shares, and 51,581 shares of our common stock during the fiscal years ended August 31, 2023, 2022, and 2021, which had a corresponding cost basis of $0.7 million in fiscal 2023, $0.6 million in fiscal 2022, and $0.8 million in fiscal 2021. We received cash proceeds for these shares from ESPP participants totaling $1.5 million in fiscal 2023; $1.3 million in fiscal 2022; and $1.1 million during fiscal 2021.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance. The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career. Three individuals qualified for these awards in each of fiscal 2023 and fiscal 2022 and four individuals qualified for these awards in the fiscal year ended August 31, 2021.

14. EMPLOYEE BENEFIT PLANS

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $3.0 million, $2.7 million, and $2.5 million during the fiscal years ended August 31, 2023, 2022, and 2021, respectively. We do not sponsor or participate in any defined-benefit pension plans.

15. INCOME TAXES

Our benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Current:
Federal	$-	$-	$-
State	(791)	(1,221)	(286)
Foreign	(2,389)	(2,202)	(1,773)
	(3,180)	(3,423)	(2,059)

Deferred:
Federal	1,545	(9,339)	2,869
State	225	(889)	13
Foreign	216	24	24
Operating loss carryforward	(7,201)	7,150	(3,058)
Valuation allowance	372	2,845	10,546
Foreign tax credit carryforward
reduction	(65)	(2)	(787)
	(4,908)	(211)	9,607
	$(8,088)	$(3,634)	$7,548

The allocation of our total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Net income	$(8,088)	$(3,634)	$7,548
Other comprehensive income	(80)	176	11
	$(8,168)	$(3,458)	$7,559

Income before income taxes was generated as follows (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
United States	$23,574	$21,152	$6,834
Foreign	2,295	912	(759)
	$25,869	$22,064	$6,075

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements and statements of comprehensive income were as follows:

YEAR ENDED
AUGUST 31,	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal effect	(4.7)	(3.9)	(1.6)
Valuation allowance	1.4	12.9	173.6
Foreign tax credit carryforward
reduction	(0.3)	-	(13.0)
Executive stock options	-	-	7.7
Foreign jurisdictions tax differential	(0.2)	(1.1)	(4.0)
Tax differential on income subject
to both U.S. and foreign taxes	(1.4)	(0.2)	(0.7)
Uncertain tax positions	(0.9)	(0.8)	(3.0)
Non-deductible executive compensation	(3.6)	(5.5)	(5.8)
Non-deductible meals and entertainment	(0.7)	(0.1)	(0.2)
Other stock-based compensation	(0.4)	2.5	-
Other	0.5	0.7	(7.8)
	(31.3)%	(16.5)%	124.2%

Our effective income tax expense rate for fiscal 2023 of 31.3 percent was higher than the statutory tax rate primarily due to tax expense of $0.9 million for non-deductible executive compensation and $0.4 million in tax differential on income subject to both U.S. and foreign taxes, which were partially offset by a $0.4 million decrease in the valuation allowance against our deferred income tax assets.

The effective income tax expense rate for fiscal 2022 of 16.5 percent was lower than the statutory tax rate primarily due to a $2.8 million decrease in the valuation allowance against our deferred income tax assets and a $0.6 million benefit for share-based compensation deductions in excess of the corresponding book expense. These tax benefits were partially offset by tax expense of $1.2 million for non-deductible executive compensation.

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

Our strong financial performance during fiscal 2021 produced cumulative three-year pre-tax income through August 31, 2021. Because of better-than-expected earnings during fiscal 2021, as well as a favorable outlook for future earnings, particularly from sales of our All Access Pass, we reduced the valuation allowance against our deferred tax assets by $10.5 million during fiscal 2021. In fiscal 2022, we reduced the valuation allowance against our deferred tax assets by $2.8 million, due primarily to foreign tax credits claimed on our fiscal 2021 U.S. federal income tax return which we previously concluded would expire unused. In fiscal 2023, we reduced the valuation allowance against our deferred tax assets by $0.4 million, due primarily to reversals of certain foreign subsidiaries’ valuation allowances.

We are subject to the anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI) under the Tax Cut and Jobs Act of 2017. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the Period Cost Method). We recorded income tax expense of $0.2 million in fiscal 2023, an insignificant amount of income tax expense in fiscal 2022 and no income tax expense in fiscal 2021 under the GILTI provisions. During fiscal 2019, we recorded income tax expense of $0.3 million under GILTI. However, IRS guidance issued after we filed our fiscal 2019 federal income tax return allowed us to amend the return and reverse the GILTI tax previously recorded. Accordingly, we recorded a $0.3 million benefit for this reversal during fiscal 2021.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$6,505	$11,334
Foreign income tax credit
carryforward	4,253	4,096
Stock-based compensation	4,222	2,503
Sale and financing of corporate
headquarters	1,899	2,638
Deferred revenue	1,677	1,596
Bonus and other accruals	1,517	2,094
Capitalized development costs	1,236	-
Inventory and bad debt reserves	1,094	1,533
Other	458	605
Total deferred income tax assets	22,861	26,399
Less: valuation allowance	(1,313)	(1,685)
Net deferred income tax assets	21,548	24,714

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,522)	(5,478)
Intangibles step-ups – finite lived	(2,541)	(3,186)
Self-constructed tangible assets	(5,476)	(3,811)
Intangible asset amortization	(4,189)	(3,851)
Deferred commissions	(3,598)	(3,187)
Unremitted earnings of foreign
subsidiaries	(521)	(388)
Property and equipment depreciation	(80)	(326)
Total deferred income tax liabilities	(21,927)	(20,227)
Net deferred income taxes	$(379)	$4,487

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2023	2022
Long-term assets	$1,661	$4,686
Long-term liabilities	(2,040)	(199)
Net deferred income tax asset	$(379)	$4,487

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2023 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2015	2034	$1,491	$(1,428)	$(63)	$-
December 31, 2016	2035	3,052	-	(908)	2,144
July 15, 2017	2036	1,117	-	-	1,117
		5,660	(1,428)	(971)	3,261
Acquired NOL - Strive
December 31, 2018	No Expiration	947	(295)	(652)	-
December 31, 2019	No Expiration	869	-	(869)	-
December 31, 2020	No Expiration	1,133	-	(160)	973
April 25, 2021	No Expiration	553	-	-	553
		3,502	(295)	(1,681)	1,526

August 31, 2022	No Expiration	40,996	-	(27,790)	13,206
		$50,158	$(1,723)	$(30,442)	$17,993

Certain operating loss carryforwards in the table above were obtained through the fiscal 2017 acquisition of Jhana Education (Jhana) and the fiscal 2021 acquisition of Strive (Note 3).

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2023 and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively. The state net operating loss carryforwards acquired through the purchase of Jhana stock expire between August 31, 2034 and August 31, 2036. The state net operating loss carryforwards acquired through the purchase of Strive stock expire between August 31, 2038 and August 31, 2041. The state net operating loss carryforwards generated in fiscal 2022 primarily expire on August 31, 2042.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2023 (in thousands):

Credit Generated in			Credits Used	Credits	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	Reduced in	in Current	Carried
August 31,	August 31,	Generated	Years	Current Year	Year	Forward
2018	2028	$1,727	$(965)	$(21)	$-	$741
2019	2029	1,578	(234)	-	-	1,344
2020	2030	1,010	(147)	(18)	-	845
2022	2032	1,216	-	(25)	-	1,191
2023	2033	1,061	-	-	(929)	132
		$6,592	$(1,346)	$(64)	$(929)	$4,253

As previously explained, during fiscal 2020 we significantly increased the valuation allowance on our deferred income tax assets. During fiscal 2021 we reversed nearly all of the valuation allowance amounts that we recorded in fiscal 2020. The remaining valuation allowance at August 31, 2021 related primarily to the foreign tax credit carryforward from fiscal 2011, which we expected to expire in fiscal 2022, and losses of certain foreign subsidiaries. During fiscal 2022 we were able to utilize the foreign tax credit carryforward from 2011. The remaining valuation allowance at August 31, 2022 related primarily to the losses of certain foreign subsidiaries. During fiscal 2023 we reversed the valuation allowance for certain foreign subsidiaries and increased the valuation allowance for certain other foreign subsidiaries, resulting in a net decrease in our total valuation allowance. The remaining valuation allowance at August 31, 2023 relates primarily to the losses of certain foreign subsidiaries which we currently expect will expire unused.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Beginning balance	$1,685	$4,530	$15,076
Charged to costs and expenses	212	683	394
Deductions	(584)	(3,528)	(10,940)
Ending balance	$1,313	$1,685	$4,530

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income will be adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2023.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Beginning balance	$1,597	$1,594	$1,640
Additions based on tax positions
related to the current year	188	77	349
Additions for tax positions in
prior years	290	207	79
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(186)	-	(188)
Other reductions for tax positions of
prior years	(271)	(281)	(286)
Ending balance	$1,618	$1,597	$1,594

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.3 million at each of August 31, 2023 and 2022. Included in the ending balance of gross unrecognized tax benefits at August 31, 2023 is $1.2 million related to individual states’ net operating loss carryforwards. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties increased our income tax expense by $0.1 million in each of fiscal 2023 and 2022 and had an insignificant effect on our income taxes in fiscal 2021. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets was $0.4 million on August 31, 2023 and $0.3 million on August 31, 2022. During the next 12 months, we expect an immaterial change in our unrecognized tax benefits.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2016-2023	Australia, Canada, and Japan
2016-2023	China
2018-2023	Germany, Switzerland, and Austria
2019-2023	United Kingdom, Singapore
2019-2023	United States – state and local income tax
2020-2023	United States – federal income tax

16. EARNINGS PER SHARE

The following schedule shows the calculation of earnings per share (EPS) for the periods presented (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2023	2022	2021
Numerator for basic and
diluted earnings per share:
Net income	$17,781	$18,430	$13,623

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,640	14,147	14,090
Effect of dilutive securities:
Stock-based compensation
awards	659	408	53
Diluted weighted average shares
outstanding	14,299	14,555	14,143

EPS Calculations:
Net income per share:
Basic	$1.30	$1.30	$0.97
Diluted	1.24	1.27	0.96

17. SEGMENT INFORMATION

Reportable Segments

Our sales are primarily comprised of training and consulting services and our internal reporting structure is comprised of three reportable operating segments and a corporate services group. Our internal reporting structure and reportable segments are organized primarily around the client channels which produce the Company’s revenues. The following is a brief description of our reportable segments:

•Direct Offices – This segment includes our sales personnel that serve the United States and Canada; our international sales offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, Switzerland, and Austria; our governmental sales channel; our coaching operations; and our books and audio sales channel.

•International Licensees – This segment is primarily comprised of our international licensees’ royalty revenues.

•Education Practice – This group includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•Corporate and Other – Our corporate and other information includes royalty revenue from Franklin Planner Corporation, leasing operations, shipping and handling revenues, and certain corporate administrative expenses.

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

We account for our segment information on the same basis as the accompanying consolidated financial statements (in thousands).

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2023	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$194,021	$156,915	$44,198
International licensees	11,645	10,507	5,874
	205,666	167,422	50,072
Education Division	69,736	44,418	7,426
Corporate and eliminations	5,119	1,650	(9,432)
Consolidated	$280,521	$213,490	$48,066

Fiscal Year Ended
August 31, 2022
Enterprise Division:
Direct offices	$183,845	$148,051	$37,497
International licensees	10,551	9,382	4,964
	194,396	157,433	42,461
Education Division	61,852	41,206	8,408
Corporate and eliminations	6,593	3,273	(8,672)
Consolidated	$262,841	$201,912	$42,197

Fiscal Year Ended
August 31, 2021
Enterprise Division:
Direct offices	$159,608	$129,416	$27,948
International licensees	9,036	7,727	3,586
	168,644	137,143	31,534
Education Division	48,902	32,771	4,818
Corporate and eliminations	6,622	2,988	(8,394)
Consolidated	$224,168	$172,902	$27,958

A reconciliation of Adjusted EBITDA to consolidated net income is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Segment Adjusted EBITDA	$57,498	$50,869	$36,352
Corporate expenses	(9,432)	(8,672)	(8,394)
Consolidated Adjusted EBITDA	48,066	42,197	27,958
Stock-based compensation	(12,520)	(8,286)	(8,617)
Increase in contingent
consideration liabilities	(7)	(68)	(193)
Restructuring costs	(565)	-	-
Gain from insurance settlement	-	-	150
Government COVID assistance	-	-	299
Business acquisition costs	-	-	(300)
Depreciation	(4,271)	(4,903)	(6,190)
Amortization	(4,342)	(5,266)	(5,006)
Income from operations	26,361	23,674	8,101
Interest income	1,091	65	73
Interest expense	(1,583)	(1,675)	(2,099)
Income before income taxes	25,869	22,064	6,075
Benefit (provision) for income taxes	(8,088)	(3,634)	7,548
Net income	$17,781	$18,430	$13,623

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2023	2022	2021
Americas	$233,479	$218,863	$182,954
Asia Pacific	28,640	26,835	28,621
Europe/Middle East/Africa	18,402	17,143	12,593
	$280,521	$262,841	$224,168

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals. Subscription sales include revenues from our subscription services such as the All Access Pass and Leader in Me membership. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement obtained in fiscal 2020. Leases and other revenue is primarily comprised of lease revenues from sub-leases for space at our corporate headquarters campus and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2023	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$93,700	$97,992	$2,329	$-	$194,021
International licensees	428	1,327	9,890	-	11,645
	94,128	99,319	12,219	-	205,666
Education Division	26,803	39,662	3,271	-	69,736
Corporate and eliminations	-	-	1,250	3,869	5,119
Consolidated	$120,931	$138,981	$16,740	$3,869	$280,521

Fiscal Year Ended
August 31, 2022
Enterprise Division:
Direct offices	$93,324	$88,055	$2,466	$-	$183,845
International licensees	429	1,281	8,841	-	10,551
	93,753	89,336	11,307	-	194,396
Education Division	25,134	34,037	2,681	-	61,852
Corporate and eliminations	-	-	1,194	5,399	6,593
Consolidated	$118,887	$123,373	$15,182	$5,399	$262,841

Fiscal Year Ended
August 31, 2021
Enterprise Division:
Direct offices	$84,111	$72,789	$2,708	$-	$159,608
International licensees	1,085	-	7,951	-	9,036
	85,196	72,789	10,659	-	168,644
Education Division	19,747	26,742	2,413	-	48,902
Corporate and eliminations	-	-	1,396	5,226	6,622
Consolidated	$104,943	$99,531	$14,468	$5,226	$224,168

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2023, we had wholly owned direct offices that serve clients in Australia, New Zealand, China, Japan, the United Kingdom, Ireland, Germany, Switzerland, and Austria. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2023	2022
United States/Canada	$25,538	$24,179
China	1,504	1,375
Japan	1,024	983
United Kingdom	782	425
Germany, Switzerland, and Austria	223	102
Australia	100	155
	$29,171	$27,219

18. RELATED PARTY TRANSACTIONS

CoveyLink

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.7 million, $1.8 million, and $1.5 million during the fiscal years ended August 31, 2023, 2022, and 2021. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $1.4 million, $0.8 million, and $0.6 million for payment on these presentations during the fiscal years ended August 31, 2023, 2022 and 2021. We had $0.3 million accrued for these royalties and speaking fees at each of August 31, 2023 and 2022, which were included as components of accrued liabilities on our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2023, 2022, and 2021, we expensed $0.1 million for these royalties. We had $0.1 million and an insignificant amount accrued to this executive officer at August 31, 2023 and 2022, respectively, as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings. During the fiscal years ended August 31, 2023, 2022, and 2021 we paid $0.2 million, $0.3 million, and $0.8 million to this company for services provided.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2023, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2024. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

The Board of Directors has determined that two of the Audit Committee members, Mr. Donald J. McNamara and Mr. Efrain Rivera, are “financial experts” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. McNamara and Mr. Rivera are “independent directors” as defined by the NYSE.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	1,272(1)(2)	$-	1,327(3)(4)

(1)Excludes 15,882 shares of unvested stock awards that are subject to forfeiture.

(2)Amount includes 1,272,280 performance share awards that may be awarded under the terms of various long-term incentive plans, including stock-based compensation plans associated with the acquisition of Strive in fiscal 2021. The number of shares eventually awarded to participants through our long-term incentive plans is generally variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2023 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)Amount is comprised of the remaining shares authorized under our 2022 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2023 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)At August 31, 2023, we had approximately 733,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report:

1.Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2023, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2023 and 2022

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2023, 2022, and 2021

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(16)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(6)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(8)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(13)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(7)
10.5	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(7)
10.6*	Form of Change in Control Severance Agreement	(9)
10.7*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(10)
10.8*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(11)
10.9	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.10	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.11	First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020	(14)
10.12	Separation Agreement and General Release between Scott J. Miller and Franklin Covey Co., dated November 2, 2020	(15)
10.13	Independent Contractor Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.14	Intellectual Property Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.15	Consent and Second Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated April 26, 2021	(16)
10.16*	Franklin Covey Co. 2022 Omnibus Incentive Plan	(17)
10.17	Credit Agreement by and between KeyBank National Association and Franklin Covey Co., dated March 27, 2023	(18)

10.18	Security Agreement by and among KeyBank National Association and the subsidiary guarantors party thereto, dated March 27, 2023	(18)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		éé
101.SCH	Inline XBRL Taxonomy Extension Schema		éé
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	Inline Taxonomy Extension Definition Linkbase		éé
101.LAB	Inline Taxonomy Extension Label Linkbase		éé
101.PRE	Inline Extension Presentation Linkbase		éé
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		éé

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

(9)Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**

(10)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**

(11)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**

(12)Incorporated by reference to Report on Form 8-K filed with the Commission on August 8, 2019.**

(13)Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 2, 2019.**

(14)Incorporated by reference to Report on Form 8-K filed with the Commission on July 10, 2020.**

(15)Incorporated by reference to Report on Form 8-K filed with the Commission on November 5, 2020.**

(16)Incorporated by reference to Report on Form 8-K filed with the Commission on April 29, 2021.**

(17)Incorporated by reference to Report on Form 8-K filed with the Commission on January 14, 2022.**

(18)Incorporated by reference to Report on Form 8-K filed with the Commission on March 30, 2023.**

éé Filed herewith and attached to this report.

* Indicates a management contract or compensatory plan or agreement.

** Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2023.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board of Directors	November 13, 2023
Robert A. Whitman
/s/ Anne H. Chow	Director	November 13, 2023
Anne H. Chow
/s/ Craig Cuffie	Director	November 13, 2023
Craig Cuffie
/s/ Donald J. McNamara	Director	November 13, 2023
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 13, 2023
Joel C. Peterson
/s/ Nancy Phillips	Director	November 13, 2023
Nancy Phillips
/s/ Efrain Rivera	Director	November 13, 2023
Efrain Rivera
/s/ Derek van Bever	Director	November 13, 2023
Derek van Bever
/s/ Paul S. Walker	President, Chief Executive Officer, and Director	November 13, 2023
Paul S. Walker
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 13, 2023
Stephen D. Young