Form 10-Q
period 2023-11-30
FRANKLIN COVEY CO
filed 2024-01-09
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,286,172 shares of Common Stock, $0.05 par value per share, as of December 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,959	$38,230
Accounts receivable, less allowance for doubtful accounts of $3,753 and $3,790	59,860	81,935
Inventories	4,117	4,213
Prepaid expenses and other current assets	19,306	20,639
Total current assets	117,242	145,017

Property and equipment, net	9,517	10,039
Intangible assets, net	39,443	40,511
Goodwill	31,220	31,220
Deferred income tax assets	1,679	1,661
Other long-term assets	19,721	17,471
	$218,822	$245,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,585	$5,835
Current portion of financing obligation	3,627	3,538
Accounts payable	5,667	6,501
Deferred subscription revenue	83,484	95,386
Other deferred revenue	16,023	12,137
Accrued liabilities	21,300	28,252
Total current liabilities	134,686	151,649

Notes payable, less current portion	1,556	1,535
Financing obligation, less current portion	3,478	4,424
Other liabilities	7,590	7,617
Deferred income tax liabilities	1,011	2,040
Total liabilities	148,321	167,265

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	224,701	232,373
Retained earnings	104,653	99,802
Accumulated other comprehensive loss	(936)	(987)
Treasury stock at cost, 13,782 shares and 13,974 shares	(259,270)	(253,887)
Total shareholders’ equity	70,501	78,654
	$218,822	$245,919

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2023	2022
	(unaudited)

Net sales	$68,399	$69,369
Cost of sales	16,122	16,627
Gross profit	52,277	52,742

Selling, general, and administrative	44,786	44,012
Depreciation	1,091	1,246
Amortization	1,071	1,092
Income from operations	5,329	6,392

Interest income	288	81
Interest expense	(341)	(410)
Income before income taxes	5,276	6,063
Income tax provision	(425)	(1,396)
Net income	$4,851	$4,667

Net income per share:
Basic	$0.37	$0.34
Diluted	0.36	0.32

Weighted average number of common shares:
Basic	13,244	13,877
Diluted	13,636	14,507

COMPREHENSIVE INCOME
Net income	$4,851	$4,667
Foreign currency translation adjustments,
net of income taxes of $0 and $0	51	(130)
Comprehensive income	$4,902	$4,537

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,851	$4,667
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,162	2,338
Amortization of capitalized curriculum costs	691	843
Stock-based compensation	2,897	2,735
Deferred income taxes	(1,048)	393
Change in fair value of contingent consideration liabilities	-	7
Amortization of right-of-use operating lease assets	199	203
Changes in assets and liabilities:
Decrease in accounts receivable, net	22,097	15,144
Decrease in inventories	100	38
Decrease in prepaid expenses and other assets	996	2,306
Decrease in accounts payable and accrued liabilities	(7,984)	(14,098)
Decrease in deferred revenue	(7,981)	(11,501)
Increase in income taxes payable	557	31
Decrease in other long-term liabilities	(99)	(89)
Net cash provided by operating activities	17,438	3,017

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,072)	(1,240)
Curriculum development costs	(2,668)	(974)
Net cash used for investing activities	(3,740)	(2,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,250)	(1,250)
Principal payments on financing obligation	(855)	(774)
Purchases of common stock for treasury	(16,308)	(835)
Payment of contingent consideration liabilities	-	(429)
Proceeds from sales of common stock held in treasury	356	367
Net cash used for financing activities	(18,057)	(2,921)
Effect of foreign currency exchange rates on cash and cash equivalents	88	(247)
Net decrease in cash and cash equivalents	(4,271)	(2,365)
Cash and cash equivalents at the beginning of the period	38,230	60,517
Cash and cash equivalents at the end of the period	$33,959	$58,152

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$822	$836
Cash paid for interest	337	372

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$45	$213
Acquisition of right-of-use operating lease assets for operating lease liabilities	121	128

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2023	27,056	$1,353	$232,373	$99,802	$(987)	(13,974)	$(253,887)
Issuance of common stock from
treasury			(10,569)			601	10,925
Purchases of common shares
for treasury						(409)	(16,308)
Stock-based compensation			2,897
Cumulative translation
adjustments					51
Net income				4,851
Balance at November 30, 2023	27,056	$1,353	$224,701	$104,653	$(936)	(13,782)	$(259,270)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, the Leader in Me membership, and other intellectual property licenses; digital online learning; onsite training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or meeting in a centralized location. We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter ended November 30, 2023 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2024, or for any future periods.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2023	2023
Finished goods	$4,109	$4,204
Raw materials	8	9
	$4,117	$4,213

NOTE 3 – PURCHASES OF COMMON STOCK FOR TREASURY

Our purchases of common stock during the first quarter of fiscal 2024 were comprised of shares withheld on stock-based compensation awards and open market purchases. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Shares purchased during the first quarter of fiscal 2024 consisted of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	252	$10,333
Open market purchases	157	5,975
	409	$16,308

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any of our common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. On November 30, 2023, we had $9.8 million remaining on this Board approved purchase plan.

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred revenue totaled $103.3 million at November 30, 2023 and $111.2 million at August 31, 2023, of which $3.8 million and $3.7 million were classified as components of other long-term liabilities at November 30, 2023, and August 31, 2023, respectively. The amount of deferred revenue that was generated from subscription offerings totaled $87.2 million at November 30, 2023 and $99.0 million at August 31, 2023. During the quarter ended November 30, 2023, we recognized $36.6 million of previously deferred subscription revenue.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At November 30, 2023, we had $169.7 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2023	2022
Long-term incentive awards	$2,464	$2,339
Strive acquisition compensation	195	166
Unvested stock awards	180	165
Employee stock purchase plan	58	65
	$2,897	$2,735

During the quarter ended November 30, 2023, we issued 600,717 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

Fiscal 2024 Long-Term Incentive Plan Award

On October 6, 2023, the Compensation Committee granted a new Long-Term Incentive Plan (the 2024 LTIP) award to our executive officers and members of senior management. The fiscal 2024 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2024 LTIP award shares vest to participants on August 31, 2026. The number of shares that may be earned by participants at the end of the service period totals 28,272 shares. The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2024 LTIP award are earned based on the highest rolling four-quarter level of qualified Adjusted EBITDA achieved in the three-year measurement period ending on August 31, 2026. The number of shares that will vest to participants for this tranche is variable and may be 50% of the award (minimum award threshold) or up to 200% of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100% of the performance-based objective totals 84,784 shares. The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2024 LTIP totals 169,568 shares.

Annual Long-Term Incentive Performance and Retention Plan

In fiscal 2023, we introduced a new long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. These awards are generally based on the achievement of specified sales goals, are granted following the completion of the fiscal year, and one-third of the shares vest on August 31 of each year following the grant. We granted a total of 48,740 unvested share units in the first quarter of fiscal 2024 to participants in this long-term incentive plan for achievements in fiscal 2023, which will vest over the next three years. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2023, we issued 9,697 shares of our common stock to participants in the ESPP.

NOTE 6 – NET INCOME PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2023	2022
Numerator for basic and
diluted income per share:
Net income	$4,851	$4,667

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,244	13,877
Effect of dilutive securities:
Stock-based compensation awards	392	630
Diluted weighted average
shares outstanding	13,636	14,507

EPS Calculations:
Net income per share:
Basic	$0.37	$0.34
Diluted	0.36	0.32

NOTE 7 – SEGMENT INFORMATION

Segment Information

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our Direct Office and International Licensee segments and the Education Division, which is comprised of our Education practice. Based on the applicable guidance, our operations consist of three reportable segments and one corporate services group. The following is a brief description of our reportable segments:

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

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income excluding interest, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as restructuring costs. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
November 30, 2023	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$49,215	$39,501	$11,687
International licensees	3,378	3,052	1,896
	52,593	42,553	13,583
Education practice	14,744	9,380	42
Corporate and eliminations	1,062	344	(2,656)
Consolidated	$68,399	$52,277	$10,969

Quarter Ended
November 30, 2022

Enterprise Division:
Direct offices	$50,167	$39,921	$11,250
International licensees	3,278	2,977	1,831
	53,445	42,898	13,081
Education practice	14,350	9,175	281
Corporate and eliminations	1,574	669	(1,890)
Consolidated	$69,369	$52,742	$11,472

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2023	2022
Segment Adjusted EBITDA	$13,625	$13,362
Corporate expenses	(2,656)	(1,890)
Consolidated Adjusted EBITDA	10,969	11,472
Stock-based compensation	(2,897)	(2,735)
Restructuring	(581)	-
Increase in the fair value of
contingent consideration liabilities	-	(7)
Depreciation	(1,091)	(1,246)
Amortization	(1,071)	(1,092)
Income from operations	5,329	6,392
Interest income	288	81
Interest expense	(341)	(410)
Income before income taxes	5,276	6,063
Income tax provision	(425)	(1,396)
Net income	$4,851	$4,667

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2023	2022

Americas	$56,357	$56,743
Asia Pacific	7,221	7,458
Europe/Middle East/Africa	4,821	5,168
	$68,399	$69,369

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2023	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$22,126	$26,498	$591	$-	$49,215
International licensees	231	332	2,815	-	3,378
	22,357	26,830	3,406	-	52,593
Education practice	3,734	9,757	1,253	-	14,744
Corporate and eliminations	-	-	313	749	1,062
Consolidated	$26,091	$36,587	$4,972	$749	$68,399

Quarter Ended
November 30, 2022

Enterprise Division:
Direct offices	$26,217	$23,490	$460	$-	$50,167
International licensees	143	352	2,783	-	3,278
	26,360	23,842	3,243	-	53,445
Education practice	4,500	9,183	667	-	14,350
Corporate and eliminations	-	-	315	1,259	1,574
Consolidated	$30,860	$33,025	$4,225	$1,259	$69,369

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 as filed with the SEC on November 13, 2023.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concept of Adjusted EBITDA which is a non-GAAP financial measure. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items, including infrequently occurring items such as restructuring costs. We reference this non-GAAP measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 7, Segment Information, to our condensed consolidated financial statements.

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

Our consolidated sales for the quarter ended November 30, 2023, exceeded previous expectations and totaled $68.4 million compared with $69.4 million in the first quarter of fiscal 2023. First quarter sales performance included the following:

oSubscription and subscription services sales reached $54.8 million, a 4% increase over the first quarter of fiscal 2023. For the rolling four quarters ended November 30, 2023, subscription and subscription service sales reached a record level of $224.7 million, a $13.6 million, or 6%, increase over the corresponding period of the prior year.

oAll Access Pass (AAP) subscription sales grew 13% compared with the first quarter of fiscal 2023 and AAP subscription and subscription services sales grew 5% compared with the prior year. For the rolling four quarters ended November 30, 2023, AAP subscription and subscription services sales increased 6% to $160.0 million compared with $151.0 million for the rolling four quarters ended November 30, 2022. During the first quarter of fiscal 2024, AAP subscription revenue retention levels in the United States and Canada remained strong and were greater than 90%.

oEducation Division revenues grew 3% to $14.7 million in the first quarter of fiscal 2024 primarily due to increased international education royalties and increased membership subscription revenues in the quarter.

Education membership subscription revenue increased 6% compared with the prior year primarily due to increased annual membership sales recognized and the delivery of contracted coaching and training days from new schools engaged in fiscal 2023. During the first quarter of fiscal 2024, the Education Division delivered nearly 200 more training and coaching days than the prior year, which are recognized as they are delivered.

oThe sum of billed subscription and unbilled deferred subscription revenue at November 30, 2023 grew 12%, or over $18 million, to $169.7 million, compared with $151.6 million at November 30, 2022. We continue to be pleased with the growth of multi-year contracts and the overall increase in deferred subscription revenue, which provide a strong base for future sales growth. At November 30, 2023, 54% of our AAP contracts are for at least two years, compared with 48% at November 30, 2022, and the percentage of contracted amounts represented by multi-year contracts increased to 60% from 55% in the first quarter of the prior year.

oLease revenues on our corporate campus decreased by $0.5 million as certain tenants’ leases expired in mid-fiscal 2023. We are actively seeking new tenants for available space at our corporate headquarters campus.

The following is a summary of consolidated financial highlights from our first quarter of fiscal 2024:

•Sales – Our consolidated sales for the first quarter of fiscal 2024 were essentially even with the prior year at $68.4 million. Increased AAP subscription sales in the first quarter through the Company’s Direct Office segment were offset by decreased add-on services revenue and legacy onsite programs compared with the prior year’s record-breaking add-on services revenue and delivered days. Direct Office sales for the first quarter of fiscal 2024 were $49.2 million compared with $50.2 million in the prior year. International licensee revenues increased 3% compared with the prior year primarily due to increased AAP sales and royalty revenue. Foreign exchange rates had an immaterial impact on the Company’s sales and operating results during the first quarter of fiscal 2024. Education Division revenues increased 3% to $14.7 million compared with $14.4 million in fiscal 2023. This growth was primarily due to increased international royalties and increased membership subscription revenues in the quarter and was partially offset by decreased sales of certain materials which are now included in the Leader in Me membership. We have initiated a corresponding price increase which is expected to more than offset the inclusion of these materials in the membership. Education membership subscription revenue increased 6% compared with the prior year primarily due to increased Annual Membership sales recognized and contracted coaching and training days delivered from new schools engaged in fiscal 2023. During the first quarter of fiscal 2024, the Education Division delivered nearly 200 more training and coaching days than the prior year, which are recognized as they are delivered. Subleasing revenues on our corporate campus decreased $0.5 million due to the expiration of third-party leases during the second half of fiscal 2023.

At November 30, 2023, we had $87.2 million of deferred subscription revenue on our balance sheet, a 14%, or $10.5 million, increase compared with deferred subscription revenue at November 30, 2022. On November 30, 2023, we had $82.5 million of unbilled deferred revenue compared with $74.9 million of unbilled deferred revenue on November 30, 2022. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts) and excluded from our balance sheet.

•Cost of Sales/Gross Profit – For the quarter ended November 30, 2023, our cost of sales totaled $16.1 million compared with $16.6 million in the first quarter of the prior year. Gross profit for the first quarter of fiscal 2024 was $52.3 million compared with $52.7 million in the first quarter of fiscal 2023. Our gross margin for the first quarter of fiscal 2024 remained strong and increased to 76.4% of sales compared with 76.0% in the prior year. Cost of goods sold and gross profit each decreased primarily due to lower sales as previously described.

•Operating Expenses – Our operating expenses for the first quarter of fiscal 2024 increased $0.6 million compared with the prior year, which was due to a $0.8 million increase in selling, general, and administrative (SG&A) expenses. Increased SG&A expense was partially offset by decreased depreciation and amortization expense compared with the prior year. Our SG&A expenses increased primarily due to $0.6 million of severance costs related to restructuring activity and $0.2 million of increased non-cash stock-based compensation expense. The increase in stock-based compensation is primarily due to increased use of equity-based compensation to attract and retain key personnel.

•Income Taxes – Our income tax expense for the quarter ended November 30, 2023, was $0.4 million on pre-tax income of $5.3 million, which resulted in an effective tax rate of 8.1%, compared with an effective rate of 23.0% in the first quarter of fiscal 2023. Our effective tax rate for the first quarter of fiscal 2024 was lower than the effective rate in the prior year primarily due to a $3.2 million tax benefit for stock-based compensation deductions that exceeded the corresponding expense for book purposes, which was partially offset by $2.1 million of tax expense for the non-deductible portion of stock-based compensation paid to executives. These factors produced a net benefit of $1.1 million or 21% in the first quarter of fiscal 2024.

•Operating Income, Net Income, and Adjusted EBITDA – Our income from operations for the quarter ended November 30, 2023, was $5.3 million compared with $6.4 million in the prior year, which reflected the above noted factors. Due to the reduced effective income tax rate discussed above, our net income for the first quarter of fiscal 2024 increased 4% to $4.9 million, or $0.36 per diluted share, compared with $4.7 million, or $0.32 per diluted share, in fiscal 2023. Our Adjusted EBITDA for the quarter ended November 30, 2023, was $11.0 million, compared with $11.5 million in the first quarter of the prior year.

•Cash Flows - Our cash flows from operating activities increased to $17.4 million compared with $3.0 million in the first quarter of fiscal 2023. The increase was primarily due to favorable changes in working capital and featured strong collections of accounts receivable.

•Purchases of Common Stock – During the first quarter of fiscal 2024, we purchased 408,596 shares of our common stock for $16.3 million, including 251,686 shares withheld for income taxes on stock-based compensation awards and 156,910 shares purchased on the open market under the terms of a Board of Director approved purchase plan (see Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements).

•Liquidity and Financial Position – Even after the purchase of $16.3 million of common stock during the first quarter of 2024, and $51.0 million over the rolling four quarters ended November 30, 2023, our liquidity and financial position remained strong. At November 30, 2023, we had nearly $100 million of available liquidity which consisted of $34.0 million of cash and our undrawn $62.5 million line of credit.

Further details regarding our results for the quarter ended November 30, 2023 are provided throughout the following management’s discussion and analysis.

Quarter Ended November 30, 2023 Compared with the Quarter Ended November 30, 2022

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

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2023	Sales	2022	Sales	Change
Sales	$49,215	100.0	$50,167	100.0	$(952)
Cost of sales	9,714	19.7	10,246	20.4	(532)
Gross profit	39,501	80.3	39,921	79.6	(420)
SG&A expenses	27,814	56.5	28,671	57.2	(857)
Adjusted EBITDA	$11,687	23.7	$11,250	22.4	$437

For the first quarter of fiscal 2024, our Direct Office segment revenue was $49.2 million compared with $50.2 million in the prior year. Our AAP subscription sales grew 13% compared with the first quarter of fiscal 2023. For the rolling four quarters ended November 30, 2023, AAP subscription and subscription services sales increased 6% to $160.0 million compared with $151.0 million for the rolling four quarters ended November 30, 2022. During the first quarter of fiscal 2024, AAP subscription revenue retention levels remained strong and were greater than 90%. However, subscription sales growth in the first quarter was offset by decreased add-on services and legacy onsite presentation revenue in the Company’s domestic and international offices. Add-on services and days delivered reached record high levels in the first quarter of fiscal 2023. We remain confident that the strength and durability of our AAP offering, our principle-based content, and our subscription business model will help our clients solve difficult issues and will continue to drive growth in future periods. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 12%, or over $18 million, to $169.7 million, compared with $151.6 million at November 30, 2022. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a strong base for revenue growth in future periods. The fluctuation of foreign exchange rates had an immaterial impact on our Direct Office sales and operating results for the quarter ended November 30, 2023.

Gross Profit. Gross profit decreased primarily due to decreased sales as previously described. Direct Office gross margin remained strong and was 80.3% compared with 79.6% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense decreased primarily due to decreased associate costs resulting from lower variable compensation resulting from decreased sales in the quarter.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2023	Sales	2022	Sales	Change
Sales	$3,378	100.0	$3,278	100.0	$100
Cost of sales	326	9.7	301	9.2	25
Gross profit	3,052	90.3	2,977	90.8	75
SG&A expenses	1,156	34.2	1,146	35.0	10
Adjusted EBITDA	$1,896	56.1	$1,831	55.9	$65

Sales. International licensee sales are primarily comprised of royalty revenues. In the first quarter of fiscal 2024, our international licensees’ revenue grew 3%, which was primarily attributable to increased AAP sales, royalty revenues, and service sales as certain of our licensee partners had increased sales during the quarter. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow during fiscal 2024, difficult macroeconomic conditions, such as slowing economic growth and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had an immaterial impact on international licensee sales and operating results during the quarter ended November 30, 2023.

Gross Profit. Gross profit increased primarily due to increased licensee revenues as previously described. Gross margin remained strong at 90.3% compared with 90.8% in the first quarter of fiscal 2023.

SG&A Expense. International licensee SG&A expenses were essentially even with the prior year.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2023	Sales	2022	Sales	Change
Sales	$14,744	100.0	$14,350	100.0	$394
Cost of sales	5,364	36.4	5,175	36.1	189
Gross profit	9,380	63.6	9,175	63.9	205
SG&A expenses	9,338	63.3	8,894	62.0	444
Adjusted EBITDA	$42	0.3	$281	2.0	$(239)

Sales. Education Division sales for the quarter ended November 30, 2023, increased 3%, or $0.4 million, compared with the prior year. This growth was primarily due to increased international royalties and increased membership subscription revenues in the quarter and was partially offset by decreased sales of certain materials which are now included in the Leader in Me membership. We have initiated a corresponding price increase which is expected to more than offset the inclusion of these materials in the membership. Education membership subscription revenue increased 6% compared with the prior year primarily due to increased annual membership sales recognized and delivery of contracted coaching and training days from new schools engaged in fiscal 2023. During the first quarter of fiscal 2024, the Education Division delivered nearly 200 more training and coaching days than the prior year, which are recognized as they are delivered. We continue to be pleased with the strength and momentum of our Education Division, which added a record 791 new Leader in Me schools during fiscal 2023. We believe this positive momentum generated in fiscal 2023 and in the first quarter of fiscal 2024 will continue through the remainder of fiscal 2024.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin remained strong at 63.6% of sales compared with 63.9% in the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans.

Other Operating Expense Items

Depreciation – Depreciation expense for the quarter ended November 30, 2023, was $1.1 million compared with $1.2 million in the corresponding quarter of fiscal 2023, and decreased primarily due to the full depreciation of certain assets. We currently expect depreciation expense will total approximately $5.8 million in fiscal 2024. Our estimated depreciation expense is somewhat dependent on leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease agreement in fiscal 2025. Therefore, our fiscal 2024 depreciation expense may fluctuate from current expectations.

Amortization – Amortization expense during the first quarter of fiscal 2024 was consistent with the prior year at $1.1 million. We currently expect definite-lived intangible asset amortization expense will total $4.2 million during fiscal 2024.

Interest Income – Our interest income increased over the first quarter of fiscal 2023 primarily due to increased interest rates.

Interest Expense – Our interest expense decreased $0.1 million compared with the prior year primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax expense for the quarter ended November 30, 2023, was $0.4 million on pre-tax income of $5.3 million, for an effective tax rate of 8.1%, compared with an effective rate of 23.0% in the first quarter of the prior year when we recorded income tax expense of $1.4 million on pre-tax income of $6.1 million.

Our effective tax rate for the first quarter of fiscal 2024 was lower than the effective rate for the first quarter of fiscal 2023 primarily due to a $3.2 million tax benefit for stock-based compensation deductions in the first quarter of fiscal 2024 exceeding the corresponding expense for book purposes, which was partially offset by $2.1 million of tax expense for the non-deductible portion of stock-based compensation paid to executives. These factors produced a net benefit of $1.1 million or 21% in the first quarter of fiscal 2024.

We currently expect our effective income tax rate for the full fiscal 2024 year to be approximately 30%, including a net benefit of 2% for stock-based compensation, compared with the net benefit of 21% for stock-based compensation recognized in the first quarter.

We paid $0.8 million in cash for income taxes during the first quarter of fiscal 2024. We anticipate that our total cash paid for income taxes over the coming one to two years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At November 30, 2023, our cash and cash equivalents totaled $34.0 million, with no borrowings on our $62.5 million revolving credit facility. Of our $34.0 million of cash at November 30, 2023, $12.3 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, purchases of common stock, debt payments, capital expenditures (including curriculum development), and working capital expansion.

In fiscal 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. Principal payments on our current term loan consist of quarterly payments totaling $1.25 million that are due and payable on the last business day of each March, June, September, and December until the term loan obligation is repaid. The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable when the term loan principal payments are due and payable. Interest on all other borrowings is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined 2023 Credit Agreement.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At November 30, 2023, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

In addition to our term-loan obligation, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2023.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, payments for direct costs necessary to conduct training programs, to fund working capital changes, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first quarter of fiscal 2024 increased $14.4 million to $17.4 million compared with $3.0 million in the first quarter of the prior year. The difference was primarily attributable to favorable changes in working capital during the first quarter related to strong collections of accounts receivable, less cash used to pay seasonally high year-end accounts payable and accrued liabilities, and a smaller first-quarter change in deferred revenue compared with the prior year. Through November 30, 2023, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments. We currently anticipate that our cash flows from operating activities will remain strong during the remainder of fiscal 2024.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first quarter of fiscal 2024, our cash used for investing activities totaled $3.7 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the quarter ended November 30, 2023, we spent $2.7 million on the development of our various offerings and related content. We are expecting to launch new and significantly refurbished offerings related to The 7 Habits of Highly Effective People and The Speed of Trust in fiscal 2024. We believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $7.1 million in fiscal 2024.

Our purchases of property and equipment in the first quarter of fiscal 2024 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment may total as much as $8.0 million in fiscal 2024. Our purchases of property and equipment in fiscal 2024 are highly dependent upon leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease in fiscal 2025. Therefore, our capital expenditures for property and equipment may fluctuate from current expectations.

Cash Flows Used For Financing Activities

During the quarter ended November 30, 2023, our net cash used for financing activities totaled $18.1 million. Our primary use of financing cash was $16.3 million used to purchase shares of our common stock, including $10.3 million used for shares withheld for income taxes on stock-based compensation awards which were distributed during the quarter ended November 30, 2023 (refer to Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements). We also used $2.1 million of cash for principal payments on our notes payable and financing obligation during the quarter. Partially offsetting these uses of cash were $0.4 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during the first quarter of fiscal 2024.

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At November 30, 2023, we had $9.8 million remaining on the current purchase authorization.

Our uses of financing cash during fiscal 2024 are expected to include required payments on our term loan and financing obligation, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet the obligations on our notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations during the remainder of fiscal 2024 and in fiscal 2025 from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023, we entered into the 2023 Credit Agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on November 13, 2023 (our Annual Report). During the first quarter of fiscal 2024, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in accordance with GAAP. For information on our critical accounting policies, see “Critical Accounting Estimates” in the Management’s Discussion and Analysis included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended August 31, 2023. Please refer to those disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2024, expected and lingering effects from the COVID-19 pandemic, including effects on how we conduct our business and our results of operations, the timing and duration of the recovery from the COVID-19 pandemic, future training and consulting sales activity, expected increases in onsite presentation revenue and delivered days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2023, our long-term obligations primarily consisted of a term loan payable, a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.9% at November 30, 2023. If interest rates increase over the remainder of fiscal 2024, we may incur additional expense on our variable-rate loans in future periods. However, a 1% increase in the effective interest rate on our unpaid term loan balance at November 30, 2023 would add an immaterial amount of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2023.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Refer to Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended August 31, 2023 for a detailed description of our significant risk factors. There have been no significant changes to these risk factors during the first quarter of fiscal 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2023 to September 30, 2023	-	$-	-	$15,740

October 1, 2023 to October 31, 2023	-	$-	-	$15,740

November 1, 2023 to November 30, 2023	156,910	$38.08	156,910	$9,765

Total Common Shares	156,910	$38.08	156,910	9,765

(1)On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. Amounts shown include the applicable 1% excise tax on purchases of common stock for treasury.

(2)Amounts shown in the table exclude 251,686 shares of common stock that were withheld for income taxes on stock-based compensation awards which were distributed during the quarter ended November 30, 2023. These shares were valued at market price on the date the shares were withheld. The shares withheld for income taxes had a weighted average cost of $41.06 per share.

Item 5. OTHER INFORMATION

During the quarter ended November 30, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

FRANKLIN COVEY CO.

Date: January 9, 2024	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 9, 2024	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)