Form 10-Q
period 2024-02-29
FRANKLIN COVEY CO
filed 2024-04-05
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,266,000 shares of Common Stock, $0.05 par value per share, as of March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 29,	August 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,904	$38,230
Accounts receivable, less allowance for doubtful accounts of $3,392 and $3,790	57,153	81,935
Inventories	4,196	4,213
Prepaid expenses and other current assets	20,182	20,639
Total current assets	122,435	145,017

Property and equipment, net	8,708	10,039
Intangible assets, net	38,371	40,511
Goodwill	31,220	31,220
Deferred income tax assets	1,655	1,661
Other long-term assets	19,544	17,471
	$221,933	$245,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,335	$5,835
Current portion of financing obligation	3,718	3,538
Accounts payable	7,734	6,501
Deferred subscription revenue	82,365	95,386
Other deferred revenue	22,012	12,137
Accrued liabilities	19,301	28,252
Total current liabilities	138,465	151,649

Notes payable, less current portion	1,577	1,535
Financing obligation, less current portion	2,515	4,424
Other liabilities	7,492	7,617
Deferred income tax liabilities	1,057	2,040
Total liabilities	151,106	167,265

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	225,776	232,373
Retained earnings	105,527	99,802
Accumulated other comprehensive loss	(1,075)	(987)
Treasury stock at cost, 13,801 shares and 13,974 shares	(260,754)	(253,887)
Total shareholders’ equity	70,827	78,654
	$221,933	$245,919

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Net sales	$61,336	$61,756	$129,736	$131,125
Cost of sales	14,485	14,546	30,607	31,173
Gross profit	46,851	47,210	99,129	99,952

Selling, general, and administrative	40,771	42,338	84,976	86,350
Restructuring costs	1,726	-	2,307	-
Impairment of asset	928	-	928	-
Depreciation	913	951	2,005	2,196
Amortization	1,071	1,093	2,142	2,185
Income from operations	1,442	2,828	6,771	9,221

Interest income	301	362	589	442
Interest expense	(328)	(409)	(669)	(819)
Income before income taxes	1,415	2,781	6,691	8,844
Income tax provision	(541)	(1,042)	(966)	(2,438)
Net income	$874	$1,739	$5,725	$6,406

Net income per share:
Basic	$0.07	$0.13	$0.43	$0.46
Diluted	0.06	0.12	0.42	0.44

Weighted average number of common shares:
Basic	13,263	13,900	13,253	13,888
Diluted	13,484	14,533	13,560	14,520

COMPREHENSIVE INCOME
Net income	$874	$1,739	$5,725	$6,406
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	(139)	146	(88)	16
Comprehensive income	$735	$1,885	$5,637	$6,422

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 29,	February 28,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,725	$6,406
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,146	4,381
Amortization of capitalized curriculum costs	1,501	1,648
Impairment of asset	928	-
Stock-based compensation	4,265	6,050
Deferred income taxes	(978)	1,130
Change in fair value of contingent consideration liabilities	-	7
Amortization of right-of-use operating lease assets	403	411
Changes in assets and liabilities:
Decrease in accounts receivable, net	24,694	19,050
Decrease in inventories	11	71
Decrease in prepaid expenses and other assets	27	1,333
Decrease in accounts payable and accrued liabilities	(7,497)	(16,823)
Decrease in deferred revenue	(3,014)	(11,674)
Increase (decrease) in income taxes payable	191	(455)
Decrease in other long-term liabilities	(190)	(327)
Net cash provided by operating activities	30,212	11,208

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,716)	(2,644)
Curriculum development costs	(3,770)	(5,277)
Net cash used for investing activities	(5,486)	(7,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,500)	(2,500)
Principal payments on financing obligation	(1,728)	(1,562)
Purchases of common stock for treasury	(18,413)	(4,665)
Payment of contingent consideration liabilities	-	(736)
Proceeds from sales of common stock held in treasury	684	739
Net cash used for financing activities	(21,957)	(8,724)
Effect of foreign currency exchange rates on cash and cash equivalents	(95)	41
Net increase (decrease) in cash and cash equivalents	2,674	(5,396)
Cash and cash equivalents at the beginning of the period	38,230	60,517
Cash and cash equivalents at the end of the period	$40,904	$55,121

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,644	$1,604
Cash paid for interest	615	738

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$109	$141
Acquisition of right-of-use operating lease assets for operating lease liabilities	128	448

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2023	27,056	$1,353	$232,373	$99,802	$(987)	(13,974)	$(253,887)
Issuance of common stock from
treasury			(10,569)			601	10,925
Purchases of common shares
for treasury						(409)	(16,308)
Stock-based compensation			2,897
Cumulative translation
adjustments					51
Net income				4,851
Balance at November 30, 2023	27,056	1,353	224,701	104,653	(936)	(13,782)	(259,270)

Issuance of common stock from
treasury			143			10	185
Purchases of common shares
for treasury						(52)	(2,105)
Stock-based compensation			1,368
Unvested stock award			(436)			23	436
Cumulative translation
adjustments					(139)
Net income				874
Balance at February 29, 2024	27,056	$1,353	$225,776	$105,527	$(1,075)	(13,801)	$(260,754)

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

The results of operations for the quarter and two quarters ended February 29, 2024 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2024, or for any future periods.

Accounting Pronouncement Issued and Not Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on reportable segment disclosure requirements primarily related to enhanced disclosures about significant segment expenses. In addition, the amendments improve interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We have not yet completed our analysis of the requirements of ASU 2023-07, but we expect to be able to comply with the new disclosure and other guidelines within the required time frame.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides guidance to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the effective income tax rate reconciliation and income taxes paid. This new guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public companies, the guidance in ASU 2023-09 is effective for annual periods beginning after December 15, 2024. While we have not yet completed our full analysis of the new income tax guidance, we do not currently expect significant challenges in adopting its provisions, which primarily focus on income tax disclosures.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 29,	August 31,
	2024	2023
Finished goods	$4,196	$4,204
Raw materials	-	9
	$4,196	$4,213

NOTE 3 – PURCHASES OF COMMON STOCK FOR TREASURY

Our purchases of common stock during the first two quarters of fiscal 2024 were comprised of shares withheld on stock-based compensation awards and open market purchases. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Shares purchased in fiscal 2024 through February 29, 2024 consisted of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	252	$10,333
Open market purchases	209	8,080
	461	$18,413

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any of our common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. On February 29, 2024, we had $7.7 million remaining on this Board approved purchase plan.

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred subscription revenue and other deferred revenue totaled $108.1 million at February 29, 2024 and $111.2 million at August 31, 2023, of which $3.7 million was classified as components of other long-term liabilities at each of February 29, 2024, and August 31, 2023. The amount of deferred revenue that was generated from subscription offerings totaled $86.1 million at February 29, 2024 and $99.0 million at August 31, 2023. During the quarter and two quarters ended February 29, 2024, we recognized $35.6 million and $72.2 million of previously deferred subscription revenue, respectively.

Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services. Deferred revenue is recognized in sales as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract. Our Leader in Me membership offering is bifurcated into a portal membership obligation and a coaching delivery obligation. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed. The combined contract amount is recorded in deferred subscription revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of a Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described in our annual report on Form 10-K for the fiscal year ended August 31, 2023.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At February 29, 2024, we had $158.8 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include other deferred revenue, as amounts included in other deferred revenue contain items such as deposits that are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Long-term incentive awards	$889	$2,866	$3,353	$5,204
Strive acquisition compensation	190	200	385	366
Unvested stock awards	220	175	400	340
Employee stock purchase plan	69	74	127	140
	$1,368	$3,315	$4,265	$6,050

During the quarter and two quarters ended February 29, 2024, we issued 32,967 shares and 633,684 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

At each reporting date, we reassess the probable number of shares that are expected to vest under the terms of our long-term incentive plan (LTIP) awards. At February 29, 2024, our reassessment resulted in a $1.6 million cumulative reduction to stock-based compensation expense for long-term incentive awards primarily from changes in the number of shares expected to vest to participants in the fiscal 2024 and fiscal 2023 LTIP awards.

Fiscal 2024 Long-Term Incentive Plan Award

On October 6, 2023, the Organization and Compensation Committee granted a new Long-Term Incentive Plan (the 2024 LTIP) award to our executive officers and members of senior management. The fiscal 2024 LTIP award has two tranches, one with a time-based vesting condition and one with a performance-based vesting condition as described below:

•Time-Based Award Shares – Twenty-five percent of the 2024 LTIP award shares vest to participants on August 31, 2026. The number of shares that may be earned by participants at the end of the service period totals 26,749 shares (adjusted for forfeitures). The number of shares awarded in this tranche does not fluctuate based on the achievement of financial measures.

•Performance-Based Award Shares – The remaining shares of the fiscal 2024 LTIP award are earned based on the highest rolling four-quarter level of qualified Adjusted EBITDA achieved in the three-year measurement period ending on August 31, 2026. The number of shares that will vest to participants for this tranche is variable and may be 50% of the award (minimum award threshold) or up to 200% of the participant’s award (maximum threshold) depending on the level of qualified Adjusted EBITDA achieved. The number of shares that may be earned for achieving 100% of the performance-based objective totals 80,217 shares (adjusted for forfeitures). The maximum number of shares that may be awarded in connection with the performance-based tranche of the 2024 LTIP totals 160,434 shares.

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

Fiscal 2024 Board of Director Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is normally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2024 award, each eligible director received a whole-share grant equal to $120,000 with a one year vesting period. Our Board of Director unvested stock award activity during the two quarters ended February 29, 2024 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2023	15,882	$45.34
Granted	23,136	41.50
Forfeited	-	-
Vested	(15,882)	45.34
Unvested stock awards at
February 29, 2024	23,136	$41.50

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 29, 2024, we issued 9,831 shares and 19,528 shares of our common stock to participants in the ESPP.

NOTE 6 – RESTRUCTURING

During the quarter ended February 29, 2024, we commenced a plan to restructure certain areas of our operations to sharpen the focus of our efforts and resources on plans and initiatives to drive additional growth in the future. As a result of this restructuring plan, we reduced our workforce by approximately 50 associates and incurred severance charges totaling $1.7 million. Approximately $1.2 million of the restructuring expense is attributable to the Direct Office segment, $0.4 million is attributable to the Education segment, and $0.1 million is attributable to corporate functions. We intend to invest the resources from this restructuring in initiatives to drive growth in both divisions. The restructuring liability is included in accrued liabilities in our condensed consolidated balance sheet at February 29, 2024 and accrued amounts are expected to be paid in the third and fourth quarters of fiscal 2024.

During the first quarter of fiscal 2024, we also restructured certain areas of our operations in the Direct Offices segment. We incurred a $0.6 million charge for these restructured operations. All accrued costs related to this restructuring activity were paid in the second quarter of fiscal 2024.

NOTE 7 – IMPAIRED ASSET

In a prior period, we initiated the development of a student leadership assessment. However, due to societal changes in perception regarding the collection of student information and potential legal challenges, we determined that it was in the best interest of the Company to suspend further development of the student leadership assessment and impair the associated asset. Approximately $0.6 million of the capitalized costs were for software and were previously included in property and equipment, and $0.3 million was included in capitalized development, which is included in our other long-term assets. The student leadership assessment was being developed solely for use in our Education Division.

NOTE 8 – EARNINGS PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Numerator for basic and
diluted income per share:
Net income	$874	$1,739	$5,725	$6,406

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,263	13,900	13,253	13,888
Effect of dilutive securities:
Stock-based compensation awards	221	633	307	632
Diluted weighted average
shares outstanding	13,484	14,533	13,560	14,520

EPS Calculations:
Net income per share:
Basic	$0.07	$0.13	$0.43	$0.46
Diluted	0.06	0.12	0.42	0.44

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

We have determined that the Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income excluding interest, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as restructuring costs and impaired asset charges. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Sales to
Quarter Ended	External		Adjusted
February 29, 2024	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$42,960	$35,514	$9,122
International licensees	2,748	2,374	1,342
	45,708	37,888	10,464
Education practice	14,579	8,597	(529)
Corporate and eliminations	1,049	366	(2,487)
Consolidated	$61,336	$46,851	$7,448

Quarter Ended
February 28, 2023

Enterprise Division:
Direct offices	$43,646	$35,854	$9,641
International licensees	2,935	2,659	1,541
	46,581	38,513	11,182
Education practice	14,198	8,392	(622)
Corporate and eliminations	977	305	(2,373)
Consolidated	$61,756	$47,210	$8,187

Two Quarters Ended
February 29, 2024

Enterprise Division:
Direct offices	$92,175	$75,015	$20,809
International licensees	6,126	5,426	3,238
	98,301	80,441	24,047
Education practice	29,323	17,977	(487)
Corporate and eliminations	2,112	711	(5,142)
Consolidated	$129,736	$99,129	$18,418

Two Quarters Ended
February 28, 2023

Enterprise Division:
Direct offices	$93,812	$75,775	$20,890
International licensees	6,213	5,635	3,372
	100,025	81,410	24,262
Education practice	28,549	17,568	(341)
Corporate and eliminations	2,551	974	(4,262)
Consolidated	$131,125	$99,952	$19,659

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Segment Adjusted EBITDA	$9,935	$10,560	$23,560	$23,921
Corporate expenses	(2,487)	(2,373)	(5,142)	(4,262)
Consolidated Adjusted EBITDA	7,448	8,187	18,418	19,659
Stock-based compensation	(1,368)	(3,315)	(4,265)	(6,050)
Restructuring costs	(1,726)	-	(2,307)	-
Impaired asset	(928)	-	(928)	-
Increase in the fair value of
contingent consideration liabilities	-	-	-	(7)
Depreciation	(913)	(951)	(2,005)	(2,196)
Amortization	(1,071)	(1,093)	(2,142)	(2,185)
Income from operations	1,442	2,828	6,771	9,221
Interest income	301	362	589	442
Interest expense	(328)	(409)	(669)	(819)
Income before income taxes	1,415	2,781	6,691	8,844
Income tax provision	(541)	(1,042)	(966)	(2,438)
Net income	$874	$1,739	$5,725	$6,406

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Americas	$51,399	$51,638	$107,756	$108,380
Asia Pacific	5,757	5,925	12,978	13,383
Europe/Middle East/Africa	4,180	4,193	9,002	9,362
	$61,336	$61,756	$129,736	$131,125

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 29, 2024	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$16,589	$25,932	$439	$-	$42,960
International licensees	85	324	2,339	-	2,748
	16,674	26,256	2,778	-	45,708
Education practice	3,932	9,508	1,139	-	14,579
Corporate and eliminations	-	-	313	736	1,049
Consolidated	$20,606	$35,764	$4,230	$736	$61,336

Quarter Ended
February 28, 2023

Enterprise Division:
Direct offices	$19,086	$23,711	$849	$-	$43,646
International licensees	43	343	2,549	-	2,935
	19,129	24,054	3,398	-	46,581
Education practice	4,110	8,860	1,228	-	14,198
Corporate and eliminations	-	-	308	669	977
Consolidated	$23,239	$32,914	$4,934	$669	$61,756

Two Quarters Ended
February 29, 2024

Enterprise Division:
Direct offices	$38,714	$52,431	$1,030	$-	$92,175
International licensees	316	657	5,153	-	6,126
	39,030	53,088	6,183	-	98,301
Education practice	7,666	19,265	2,392	-	29,323
Corporate and eliminations	-	-	626	1,486	2,112
Consolidated	$46,696	$72,353	$9,201	$1,486	$129,736

Two Quarters Ended
February 28, 2023

Enterprise Division:
Direct offices	$45,303	$47,201	$1,308	$-	$93,812
International licensees	186	695	5,332	-	6,213
	45,489	47,896	6,640	-	100,025
Education practice	8,610	18,044	1,895	-	28,549
Corporate and eliminations	-	-	624	1,927	2,551
Consolidated	$54,099	$65,940	$9,159	$1,927	$131,125

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

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concept of Adjusted EBITDA which is a non-GAAP financial measure. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items, including infrequently occurring items such as restructuring and impaired asset costs. We reference this non-GAAP measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 9, Segment Information, to our condensed consolidated financial statements.

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

Our consolidated sales for the quarter ended February 29, 2024, were in line with our previous expectations and totaled $61.3 million compared with $61.8 million in the second quarter of fiscal 2023. Second quarter sales performance included the following:

oEnterprise Division revenues totaled $45.7 million compared with $46.6 million in the second quarter of fiscal 2023. Increased AAP revenues in the quarter were offset primarily by decreased legacy training program sales, decreased subscription services, and reduced international licensee revenues. AAP subscription sales grew 9% compared with the second quarter of fiscal 2023 and AAP subscription and subscription services sales grew 6% compared with the prior year. For the rolling four quarters ended February 29, 2024, AAP subscription and subscription services sales increased 5% to $162.1 million compared with $154.4 million for the rolling four quarters ended February 28, 2023. During the first two quarters of fiscal 2024, AAP subscription revenue retention levels in the United States and Canada remained strong and were greater than 90%.

oEducation Division revenues in the second quarter grew 3% to $14.6 million and were primarily driven by increased membership subscription revenues and sales of classroom and related training materials. Education membership subscription and subscription services revenue increased 4% compared with the prior year primarily due to increased annual membership revenue from new schools engaged in fiscal 2023. Delivered service days remained strong and during the second quarter of fiscal 2024 the Education Division delivered nearly 100 more training and coaching days than the prior year, which are recognized as sales when they are delivered.

oSubscription and subscription services sales reached $50.3 million, a 5% increase over the second quarter of the prior year. For the rolling four quarters ended February 29, 2024, subscription and subscription service sales reached a record level of $227.3 million, a $10.0 million, or 5%, increase over the rolling four quarters ended February 28, 2023.

oThe sum of billed subscription and unbilled deferred subscription revenue at February 29, 2024 grew 9%, or $13.0 million, to $158.8 million, compared with $145.8 million at February 28, 2023. We continue to be pleased with the growth of multi-year contracts and the overall increase in deferred subscription revenue, which provide a strong base for future sales growth. At February 29, 2024, 56% of our AAP contracts are for at least two years, compared with 50% at February 28, 2023, and the percentage of contracted amounts represented by multi-year contracts increased to 62% from 57% at the end of the second quarter of fiscal 2023.

The following is a summary of consolidated financial highlights from our second quarter of fiscal 2024:

•Sales – Our consolidated sales for the second quarter of fiscal 2024 were $61.3 million compared with $61.8 million in the prior year. Direct Office sales for the second quarter of fiscal 2024 were $43.0 million compared with $43.6 million in the prior year. Increased AAP subscription sales in the second quarter through our Direct Office segment were offset by decreased legacy onsite programs and subscription add-on services revenue compared with the prior year. International licensee revenues decreased 6% compared with fiscal 2023 primarily due to decreased royalty revenue. Foreign exchange rates had a $0.3 million unfavorable impact on our sales and a $0.2 million adverse impact on our operating results during the second quarter of fiscal 2024. Education Division revenues increased 3% to $14.6 million compared with $14.2 million in fiscal 2023. This growth was primarily due to increased membership subscription revenues and sales of classroom and related training materials. Education membership subscription and subscription services revenue increased 4% compared with the prior year primarily due to increased Annual Membership revenue from new schools engaged in fiscal 2023. Delivery of contracted training and coaching days remains strong and during the second quarter of fiscal 2024 the Education Division delivered nearly 100 more training and coaching days than the prior year, which are recognized as sales when they are delivered.

At February 29, 2024, we had $86.1 million of deferred subscription revenue on our balance sheet, a 13%, or $9.9 million, increase compared with deferred subscription revenue at February 28, 2023. On February 29, 2024, we had $72.7 million of unbilled deferred revenue compared with $69.7 million of unbilled deferred revenue on February 28, 2023. Unbilled deferred revenue represents business that is contracted but unbilled (primarily from multiyear subscription contracts) and excluded from our balance sheet.

•Cost of Sales/Gross Profit – For the second quarter of fiscal 2024, our cost of sales was consistent with the prior year at $14.5 million. Gross profit for the quarter ended February 29, 2024, was $46.9 million compared with $47.2 million in the corresponding period of fiscal 2023. Our gross margin for the second quarter of fiscal 2024 remained strong and was consistent with the prior year at 76.4% of sales. Cost of goods sold and gross profit each decreased primarily due to sales performance as previously described.

•Operating Expenses – Our operating expenses for the quarter ended February 29, 2024, increased $1.0 million compared with the prior year, which was primarily due to $1.7 million of restructuring expenses (see Note 6 – Restructuring to our condensed consolidated financial statements) and a $0.9 million impaired asset charge (see Note 7 – Impaired Asset to our condensed consolidated financial statements). These increases were partially offset by a $1.6 million decrease in stock-based compensation expense resulting from the February 2024 reassessment of long-term incentive plan award shares expected to vest (see Note 5 – Stock-Based Compensation to our condensed consolidated financial statements) and decreased depreciation and amortization expense.

•Income Taxes – Our income tax provision for the quarter ended February 29, 2024, was $0.5 million compared with $1.0 million in the second quarter of fiscal 2023. Our effective tax rate for the second quarter was generally consistent with the prior year at 38.2% in fiscal 2024, compared with 37.5% in fiscal 2023. The effective tax rates for the second quarters of both fiscal 2024 and 2023 were higher than statutory rates primarily due to non-deductible executive compensation and additional income tax related to foreign earnings.

•Operating Income, Net Income, and Adjusted EBITDA – Our income from operations for the quarter ended February 29, 2024, was $1.4 million compared with $2.8 million in the prior year, which reflected the above noted factors. Net income for the second quarter of fiscal 2024 was $0.9 million, or $0.06 per diluted share, compared with $1.7 million, or $0.12 per diluted share, in fiscal 2023. Our Adjusted EBITDA for the quarter ended February 29, 2024, was $7.4 million, compared with $8.2 million in the second quarter of the prior year.

•Cash Flows – Our cash flows from operating activities increased to $30.2 million compared with $11.2 million in the first two quarters of fiscal 2023. The increase was primarily due to favorable changes in working capital and featured strong collections of accounts receivable and reduced payments for accounts payable and accrued liabilities.

•Purchases of Common Stock – During the first two quarters of fiscal 2024, we purchased 460,609 shares of our common stock for $18.4 million, including 251,686 shares withheld for income taxes on stock-based compensation awards and 208,923 shares purchased on the open market under the terms of a Board of Director approved purchase plan (see Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements).

•Liquidity and Financial Position – Even after the purchase of $18.4 million of common stock during the first two quarters of 2024, our liquidity and financial position remained strong. At February 29, 2024, we had over $103 million of available liquidity which consisted of $40.9 million of cash and our undrawn $62.5 million line of credit.

Further details regarding our results for the quarter and two quarters ended February 29, 2024 are provided throughout the following management’s discussion and analysis.

Quarter Ended February 29, 2024 Compared with the Quarter Ended February 28, 2023

Enterprise Division

Direct Offices Segment

The Direct Office segment includes our sales personnel that serve clients in the United States and Canada; our directly owned international offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, Switzerland, and Austria; and other groups such as our government services and books and audio department.

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$42,960	100.0	$43,646	100.0	$(686)
Cost of sales	7,446	17.3	7,792	17.9	(346)
Gross profit	35,514	82.7	35,854	82.1	(340)
SG&A expenses	26,392	61.4	26,213	60.1	179
Adjusted EBITDA	$9,122	21.2	$9,641	22.1	$(519)

Sales. For the second quarter of fiscal 2024, our Direct Office segment revenue was $43.0 million compared with $43.6 million in the prior year. During the second quarter, our AAP subscription sales grew 9% compared with the second quarter of fiscal 2023 and AAP subscription and subscription services grew 6% to $37.5 million for the quarter. For the quarter ended February 29, 2024, AAP subscription revenue retention levels remained strong and were greater than 90%. Consistent with the first quarter, subscription sales growth in the second quarter was offset by decreased legacy onsite presentation and subscription add-on services revenue in the Company’s domestic and international offices. Add-on services and days delivered reached record high levels in the first quarter of fiscal 2023 and have trended downward in subsequent quarters. However, our booking pace for the second half of fiscal 2024 is improving and we expect to see subscription services growth later in fiscal 2024. Foreign direct office sales continue to be impacted by weak economic conditions in many of the countries in which we operate, and sales were flat in the second quarter compared with the prior year. We remain confident that the strength and durability of our AAP offering, our principle-based content, and our subscription business model will help our clients solve difficult issues and will continue to drive growth in future periods. The sum of deferred subscription revenue on our balance sheet combined with unbilled multi-year contracts entered into, increased 9%, or $13.0 million, to a second-quarter record $158.8 million, compared with $145.8 million at February 28, 2023. We believe the continued increase in invoiced AAP and other subscription sales, which are initially recognized on the balance sheet, provide a strong base for revenue growth in future periods. The fluctuation of foreign exchange rates had a $0.2 million adverse impact on our Direct Office sales and operating results for the quarter ended February 29, 2024.

Gross Profit. Gross profit decreased primarily due to sales performance as previously described. Direct Office gross margin remained strong and increased to 82.7% of sales compared with 82.1% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense increased primarily due to increased associate and travel costs compared with the prior year.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$2,748	100.0	$2,935	100.0	$(187)
Cost of sales	374	13.6	276	9.4	98
Gross profit	2,374	86.4	2,659	90.6	(285)
SG&A expenses	1,032	37.6	1,118	38.1	(86)
Adjusted EBITDA	$1,342	48.8	$1,541	52.5	$(199)

Sales. International licensee sales are primarily comprised of royalty revenues. In the second quarter of fiscal 2024, our international licensees’ revenue decreased by 6%, which was primarily due to an 8% decrease in royalty revenues, and a 7% decrease in our share of AAP revenue during the quarter, which was partially offset by increased licensee support revenues. Licensee royalties declined primarily due to economic challenges and staffing issues in certain of the countries in which our licensees operate. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow during fiscal 2024, difficult macroeconomic conditions, such as slowing economic growth and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.1 million adverse impact on international licensee sales and operating results for the quarter ended February 29, 2024.

Gross Profit. Gross profit decreased due to licensee revenue performance as previously described. Licensee gross margin was 86.4% compared with 90.6% in the second quarter of fiscal 2023 and declined primarily due to the mix of revenue recognized during the third quarter, which included less royalty revenue than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased primarily due to cost savings initiatives enacted during the second quarter of fiscal 2024.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$14,579	100.0	$14,198	100.0	$381
Cost of sales	5,982	41.0	5,806	40.9	176
Gross profit	8,597	59.0	8,392	59.1	205
SG&A expenses	9,126	62.6	9,014	63.5	112
Adjusted EBITDA	$(529)	(3.6)	$(622)	(4.4)	$93

Sales. Education Division sales for the quarter ended February 29, 2024, increased 3%, or $0.4 million, compared with the prior year. This growth was primarily due to increased membership subscription revenues in the quarter and increased sales of classroom and training materials. Education subscription and subscription services revenues increased 4% compared with the prior year primarily due to increased annual membership revenue recognized from new schools engaged in fiscal 2023. The delivery of training and coaching days remained strong, and during the second quarter of fiscal 2024 the Education Division delivered nearly 100 more training and coaching days than the prior year, which are recognized in sales as they are delivered. We continue to be pleased with the strength and momentum of our Education Division, which added a record 791 new Leader in Me schools during fiscal 2023. We believe this positive momentum generated in fiscal 2023 and in the first half of fiscal 2024 will continue through the remainder of fiscal 2024. At February 29, 2024, we had over 3,600 schools using the Leader in Me program in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin remained strong at 59.0% of sales compared with 59.1% in the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans.

Other Operating Expense Items

Depreciation – Depreciation expense for the second quarter of fiscal 2024 was $0.9 million, compared with $1.0 million in the second quarter of fiscal 2023, and decreased primarily due to the full depreciation of certain assets. We currently expect depreciation expense to total approximately $5.0 million in fiscal 2024. Our estimated depreciation expense is somewhat dependent on leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease agreement in fiscal 2025. Therefore, our fiscal 2024 depreciation expense may differ from current expectations.

Amortization – Amortization expense during the quarter ended February 29, 2024, was consistent with the second quarter of the prior year at $1.1 million. We currently expect definite-lived intangible asset amortization expense will total $4.2 million during fiscal 2024.

Interest Expense – Our interest expense decreased $0.1 million compared with the second quarter of the prior year primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the quarter ended February 29, 2024, was $0.5 million compared with $1.0 million in the second quarter of fiscal 2023. Our effective tax rate for the second quarter of fiscal 2024 was generally consistent with the prior year at 38.2% compared with 37.5% percent in fiscal 2023. The effective tax rates for the second quarters of both fiscal 2024 and 2023 were higher than statutory rates primarily due to non-deductible executive compensation and additional income tax related to foreign earnings.

Two Quarters Ended February 29, 2024 Compared with the Two Quarters Ended February 28, 2023

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$92,175	100.0	$93,812	100.0	$(1,637)
Cost of sales	17,160	18.6	18,037	19.2	(877)
Gross profit	75,015	81.4	75,775	80.8	(760)
SG&A expenses	54,206	58.8	54,885	58.5	(679)
Adjusted EBITDA	$20,809	22.6	$20,890	22.3	$(81)

Sales. For the first two quarters of fiscal 2024, our Direct Office segment revenue was $92.2 million compared with $93.8 million in the first half of fiscal 2023. During fiscal 2024, our AAP subscription sales grew 11% to $53.1 million compared with the first two quarters of fiscal 2023 and our AAP subscription and subscription services grew 5% compared with the prior year. For the rolling four quarters ended February 29, 2024, AAP subscription and subscription services sales increased 5% to $162.1 million compared with $154.4 million for the rolling four quarters ended February 28, 2023. During the first two quarters of fiscal 2024, AAP subscription revenue retention levels remained strong and were greater than 90%. However, subscription sales growth in our Direct Offices for the first two quarters of fiscal 2024 was offset by decreased legacy onsite presentation and add-on subscription services revenue in both of the Company’s domestic and international offices. Our booking pace for subscription services in the second half of fiscal 2024 has strengthened and we expect improved subscription service sales later in the fiscal year. Foreign direct office sales in the first half of fiscal 2024 were adversely impacted by continued weak economic conditions in many of the countries in which we operate, and sales in these offices decreased by $0.6 million compared with the first half of the prior year. The fluctuation of foreign exchange rates had a $0.3 million adverse impact on our Direct Office sales and a $0.2 million unfavorable impact on our Direct Office operating results for the first two quarters of fiscal 2024.

Gross Profit. Gross profit decreased primarily due to sales performance as previously described. Direct Office gross margin remained strong and increased to 81.4% of sales compared with 80.8% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense decreased primarily due to decreased associate costs resulting from lower variable compensation resulting from decreased sales in fiscal 2024.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$6,126	100.0	$6,213	100.0	$(87)
Cost of sales	700	11.4	578	9.3	122
Gross profit	5,426	88.6	5,635	90.7	(209)
SG&A expenses	2,188	35.7	2,263	36.4	(75)
Adjusted EBITDA	$3,238	52.9	$3,372	54.3	$(134)

Sales. During the first two quarters of fiscal 2024, our international licensees’ revenue decreased by 1%, which was primarily due to a 3% decrease in royalty revenues. Decreased royalty revenue was partially offset by increased licensee support revenues during the first half of fiscal 2024. Foreign exchange rates had an insignificant impact on international licensee sales and operating results during the two quarters ended February 29, 2024.

Gross Profit. Gross profit decreased primarily due to lower licensee revenues as previously discussed. Gross margin was 88.6% compared with 90.7% in the first half of fiscal 2023 and decreased primarily due to the mix of revenue recognized during fiscal 2024, which included less royalty revenue and more licensee support revenues than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased by $0.1 million compared with the prior year primarily due to efforts to reduce operating expenses in the international licensee segment that were initiated during the second quarter.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 29,	% of	February 28,	% of
	2024	Sales	2023	Sales	Change
Sales	$29,323	100.0	$28,549	100.0	$774
Cost of sales	11,346	38.7	10,981	38.5	365
Gross profit	17,977	61.3	17,568	61.5	409
SG&A expenses	18,464	63.0	17,909	62.7	555
Adjusted EBITDA	$(487)	(1.7)	$(341)	(1.2)	$(146)

Sales. Education Division sales for the two quarters ended February 29, 2024, increased 3%, or $0.8 million, compared with the first two quarters of fiscal 2023. Fiscal 2024 growth was primarily driven by increased membership subscription revenues and higher international royalties, which were partially offset by decreased sales of classroom and training materials. Education subscription and subscription services revenues increased 2% compared with the prior year primarily due to increased annual membership revenue recognized and delivery of contracted coaching and training days from new schools engaged in fiscal 2023. During the first two quarters of fiscal 2024, the Education Division delivered nearly 300 more training and coaching days than the prior year, which are recognized as sales when they are delivered. We continue to be pleased with the Education Division performance and believe the momentum generated in fiscal 2023 and in the first half of fiscal 2024 will continue through the remainder of fiscal 2024.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin remained strong at 61.3% compared with 61.5% in fiscal 2023.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans.

Other Operating Expense Items

Depreciation – Depreciation expense for the first two quarters of fiscal 2024 was $2.0 million, compared with $2.2 million in the first half of fiscal 2023, and decreased primarily due to the full depreciation of certain assets.

Amortization – Amortization expense during the first half of fiscal 2024 was $2.1 million compared with $2.2 million in the corresponding period of the prior year. Amortization expense decreased primarily due the full amortization of certain intangible assets generated from previous business acquisitions.

Interest Income – Our interest income increased $0.1 million over the first two quarters of fiscal 2023 primarily due to increased interest rates on our cash balances.

Interest Expense – Our interest expense decreased $0.2 million compared with the first half of the prior year primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the first two quarters of fiscal 2024 was $1.0 million on pre-tax income of $6.7 million, for an effective tax rate of 14.4%, compared with an effective rate of 27.6% through February 28, 2023, when we recorded income tax expense of $2.4 million on pre-tax income of $8.8 million.

Our effective tax rate for the first two quarters of fiscal 2024 was lower than the effective rate for the first half of fiscal 2023 primarily due to a $3.2 million tax benefit for stock-based compensation deductions in the first quarter of fiscal 2024 that exceeded the corresponding expense for book purposes, which was partially offset by $2.2 million of tax expense for the non-deductible portion of stock-based compensation paid to executives. These stock-based compensation factors produced a net benefit of $1.0 million or 15.1%, in the first two quarters of fiscal 2024.

We currently expect our effective income tax rate for the full fiscal 2024 year to be approximately 30%, including a net benefit of 2% for stock-based compensation, compared with the effective rate of 14.4% for the first two quarters of fiscal 2024, including the net benefit of 15.1% for stock-based compensation discussed above.

During the first half of fiscal 2024 we paid $1.6 million of cash for income taxes. We anticipate that our total cash paid for income taxes over the coming one to two years will be less than our total income tax provision to the extent we are able to utilize net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At February 29, 2024, our cash and cash equivalents totaled $40.9 million, with no borrowings on our $62.5 million revolving credit facility. Of our $40.9 million of cash at February 29, 2024, $11.6 million was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, purchases of common stock, debt payments, capital expenditures (including curriculum development), and working capital expansion.

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

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At February 29, 2024, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

In addition to our term-loan obligation, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 29, 2024.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, payments for direct costs necessary to conduct training programs, to fund working capital changes, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first half of fiscal 2024 increased $19.0 million to $30.2 million compared with $11.2 million in the first two quarters of fiscal 2023. The difference was primarily attributable to favorable changes in working capital during the first two quarters of fiscal 2024 and featured strong collections of accounts receivable, less cash used to pay seasonally high year-end accounts payable and accrued liabilities, and a smaller change in deferred revenue compared with the prior year. Through February 29, 2024, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments. We currently anticipate that our cash flows from operating activities will remain strong during the remainder of fiscal 2024.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first two quarters of fiscal 2024, our cash used for investing activities totaled $5.5 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

Through February 29, 2024, we spent $3.8 million on the development of our various offerings and related content. We are expecting to launch new and significantly refurbished offerings in fiscal 2024 and we believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $7.1 million in fiscal 2024.

Our purchases of property and equipment in the first two quarters of fiscal 2024 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment may total as much as $8.0 million in fiscal 2024. However, our purchases of property and equipment in fiscal 2024 are highly dependent upon leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease in fiscal 2025. Therefore, our capital expenditures for property and equipment may differ from current expectations.

Cash Flows Used For Financing Activities

During the first two quarters of fiscal 2024, our net cash used for financing activities totaled $22.0 million. Our primary use of financing cash was $18.4 million used to purchase shares of our common stock, including $10.3 million used for shares withheld for income taxes on stock-based compensation awards which were distributed during the first quarter (refer to Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements). We also used $4.2 million of cash for principal payments on our notes payable and financing obligation during the first half of fiscal 2024. Partially offsetting these uses of cash were $0.7 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during fiscal 2024.

On February 14, 2023, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At February 29, 2024, we had $7.7 million remaining on the current purchase authorization.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on November 13, 2023 (our Annual Report). During the first two quarters of fiscal 2024, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our condensed consolidated financial statements for a description of new accounting pronouncements that may impact us.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, our financial performance during fiscal 2024, future training and consulting sales activity, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 29, 2024, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, a fixed-rate note payable from the purchase of Strive Talent, Inc., a term loan payable, and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.9% at February 29, 2024. If interest rates increase over the remainder of fiscal 2024, we may incur additional expense on our variable-rate loans in future periods. However, a 1% increase in the effective interest rate on our unpaid term loan balance at February 29, 2024 would add an immaterial amount of additional interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 29, 2024.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Refer to Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended August 31, 2023 for a detailed description of our significant risk factors. There have been no significant changes to these risk factors during the first two quarters of fiscal 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2023 to December 31, 2023	-	$-	-	$9,765

January 1, 2024 to January 31, 2024	52,013	$40.47	52,013	$7,660

February 1, 2024 to February 29, 2024	-	$-	-	$7,660

Total Common Shares	52,013	$40.47	52,013	$7,660

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

Item 5. OTHER INFORMATION

During the quarter ended February 29, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

FRANKLIN COVEY CO.

Date: April 5, 2024	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 5, 2024	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)