Form 10-Q
period 2024-05-31
FRANKLIN COVEY CO
filed 2024-07-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,094,424 shares of Common Stock, $0.05 par value per share, as of June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,574	$38,230
Accounts receivable, less allowance for doubtful accounts of $3,111 and $3,790	60,424	81,935
Inventories	4,644	4,213
Prepaid expenses and other current assets	18,389	20,639
Total current assets	120,031	145,017

Property and equipment, net	8,631	10,039
Intangible assets, net	38,808	40,511
Goodwill	31,220	31,220
Deferred income tax assets	1,636	1,661
Other long-term assets	20,645	17,471
	$220,971	$245,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,085	$5,835
Current portion of financing obligation	3,810	3,538
Accounts payable	6,185	6,501
Deferred subscription revenue	80,092	95,386
Customer deposits	22,204	12,137
Accrued liabilities	22,215	28,252
Total current liabilities	136,591	151,649

Notes payable, less current portion	761	1,535
Financing obligation, less current portion	1,533	4,424
Other liabilities	8,076	7,617
Deferred income tax liabilities	1,847	2,040
Total liabilities	148,808	167,265

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	228,612	232,373
Retained earnings	111,248	99,802
Accumulated other comprehensive loss	(1,250)	(987)
Treasury stock at cost, 13,969 shares and 13,974 shares	(267,800)	(253,887)
Total shareholders’ equity	72,163	78,654
	$220,971	$245,919

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Revenue	$73,373	$71,441	$203,109	$202,565
Cost of revenue	17,167	17,208	47,773	48,380
Gross profit	56,206	54,233	155,336	154,185

Selling, general, and administrative	45,110	45,641	130,088	131,991
Restructuring costs	701	-	3,008	-
Impairment of asset	-	-	928	-
Depreciation	990	934	2,994	3,131
Amortization	1,062	1,086	3,204	3,270
Income from operations	8,343	6,572	15,114	15,793

Interest income	268	362	857	804
Interest expense	(247)	(354)	(916)	(1,173)
Income before income taxes	8,364	6,580	15,055	15,424
Income tax provision	(2,643)	(2,017)	(3,609)	(4,455)
Net income	$5,721	$4,563	$11,446	$10,969

Net income per share:
Basic	$0.43	$0.33	$0.87	$0.79
Diluted	0.43	0.32	0.85	0.76

Weighted average number of common shares:
Basic	13,160	13,621	13,222	13,799
Diluted	13,378	14,273	13,499	14,437

COMPREHENSIVE INCOME
Net income	$5,721	$4,563	$11,446	$10,969
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	(175)	(139)	(263)	(123)
Comprehensive income	$5,546	$4,424	$11,183	$10,846

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,446	$10,969
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,198	6,401
Amortization of capitalized curriculum costs	2,340	2,385
Impairment of asset	928	-
Stock-based compensation	7,092	9,357
Deferred income taxes	(169)	2,399
Change in fair value of contingent consideration liabilities	-	7
Amortization of right-of-use operating lease assets	596	633
Changes in assets and liabilities:
Decrease in accounts receivable, net	21,436	17,071
Increase in inventories	(434)	(1,050)
Decrease in prepaid expenses and other assets	2,032	3,415
Decrease in accounts payable and accrued liabilities	(8,305)	(12,615)
Decrease in deferred revenue and customer deposits	(5,154)	(11,901)
Increase (decrease) in income taxes payable	628	(621)
Decrease in other long-term liabilities	(249)	(503)
Net cash provided by operating activities	38,385	25,947

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,618)	(3,545)
Curriculum development costs	(5,195)	(6,841)
Net cash used for investing activities	(7,813)	(10,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable	-	7,500
Principal payments on notes payable	(4,585)	(12,085)
Principal payments on financing obligation	(2,618)	(2,366)
Purchases of common stock for treasury	(25,844)	(29,672)
Payment of contingent consideration liabilities	-	(736)
Cash paid to obtain new credit agreement	-	(393)
Proceeds from sales of common stock held in treasury	1,077	1,162
Net cash used for financing activities	(31,970)	(36,590)
Effect of foreign currency exchange rates on cash and cash equivalents	(258)	(159)
Net decrease in cash and cash equivalents	(1,656)	(21,188)
Cash and cash equivalents at the beginning of the period	38,230	60,517
Cash and cash equivalents at the end of the period	$36,574	$39,329

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,962	$2,452
Cash paid for interest	931	1,158

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$111	$21
Acquisition of right-of-use operating lease assets for operating lease liabilities	1,042	504
Acquisition of content rights financed by accrued liabilities	1,500	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2023	27,056	$1,353	$232,373	$99,802	$(987)	(13,974)	$(253,887)
Issuance of common stock from
treasury			(10,569)			601	10,925
Purchases of common shares
for treasury						(409)	(16,308)
Stock-based compensation			2,897
Cumulative translation
adjustments					51
Net income				4,851
Balance at November 30, 2023	27,056	1,353	224,701	104,653	(936)	(13,782)	(259,270)

Issuance of common stock from
treasury			143			10	185
Purchases of common shares
for treasury						(52)	(2,105)
Stock-based compensation			1,368
Unvested stock award			(436)			23	436
Cumulative translation
adjustments					(139)
Net income				874
Balance at February 29, 2024	27,056	1,353	225,776	105,527	(1,075)	(13,801)	(260,754)

Issuance of common stock from
treasury			8			20	385
Purchases of common shares
for treasury						(188)	(7,431)
Stock-based compensation			2,828
Cumulative translation
adjustments					(175)
Net income				5,721
Balance at May 31, 2024	27,056	$1,353	$228,612	$111,248	$(1,250)	(13,969)	$(267,800)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, the Leader in Me membership, and other intellectual property licenses; digital online learning; onsite training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or meeting in a centralized location. We believe that our clients are able to utilize our content to create cultures which produce high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The results of operations for the quarter and three quarters ended May 31, 2024 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2024, or for any future periods.

Accounting Pronouncement Issued and Not Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure primarily by requiring entities to provide more disaggregated expense information about their reportable segments. The new guidance also improves interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We have not yet completed our analysis of the requirements of ASU 2023-07, but we expect to be able to comply with the new disclosure and other guidelines within the required time frame.

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

	May 31,	August 31,
	2024	2023
Finished goods	$4,644	$4,204
Raw materials	-	9
	$4,644	$4,213

NOTE 3 – PURCHASES OF COMMON STOCK FOR TREASURY

Our purchases of common stock during the first three quarters of fiscal 2024 were comprised of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if so elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Shares purchased in fiscal 2024 through May 31, 2024 consisted of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	252	$10,333
Open market purchases	397	15,511
	649	$25,844

On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under the new board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. All shares purchased during the three quarters ended May 31, 2024, were made under the previously existing purchase plan.

NOTE 4 – REVENUE RECOGNITION

Contract Balances

Our deferred subscription revenue and customer deposits totaled $106.0 million at May 31, 2024 and $111.2 million at August 31, 2023, of which $3.7 million was classified as components of other long-term liabilities at each of May 31, 2024, and August 31, 2023. The amount of deferred revenue that was generated from subscription offerings totaled $83.8 million at May 31, 2024 and $99.0 million at August 31, 2023. During the quarter and three quarters ended May 31, 2024, we recognized $36.7 million and $108.9 million of previously deferred subscription revenue, respectively.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At May 31, 2024, we had $153.2 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 9, Segment Information, to these condensed consolidated financial statements for our disaggregated revenue information.

NOTE 5 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Long-term incentive awards	$2,355	$2,871	$5,707	$8,074
Strive acquisition compensation	165	190	550	556
Unvested stock awards	240	180	640	520
Employee stock purchase plan	68	66	195	207
	$2,828	$3,307	$7,092	$9,357

During the quarter and three quarters ended May 31, 2024, we issued 20,346 shares and 654,030 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

At each reporting date, we reassess the probable number of shares that are expected to vest under the terms of our long-term incentive plan (LTIP) awards. At the end of the second quarter of fiscal 2024, our reassessment resulted in a $1.6 million cumulative reduction to stock-based compensation expense for long-term incentive awards primarily from changes in the number of shares expected to vest to participants in the fiscal 2024 and fiscal 2023 LTIP awards.

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

Fiscal 2024 Board of Director Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plans, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is normally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2024 award, each eligible director received a whole-share grant equal to $120,000 with a one year vesting period. Our Board of Director unvested stock award activity during the three quarters ended May 31, 2024 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2023	15,882	$45.34
Granted	23,136	41.50
Forfeited	-	-
Vested	(15,882)	45.34
Unvested stock awards at
May 31, 2024	23,136	$41.50

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2024, we issued 12,102 shares and 31,630 shares of our common stock to participants in the ESPP.

NOTE 6 – RESTRUCTURING

During the second quarter of fiscal 2024, we commenced a plan to restructure certain areas of our operations to sharpen the focus of our efforts and resources on plans and initiatives to drive additional growth in the future. As a result of this restructuring plan, we reduced our workforce by approximately 50 associates and incurred severance charges totaling $1.7 million. During the quarter ended May 31, 2024, we incurred an additional $0.7 million of severance and legal expense to complete the plan initiated in the second quarter. Approximately $1.9 million of the restructuring expense is attributable to the Direct Office segment, $0.4 million is attributable to the Education segment, and $0.1 million is attributable to corporate functions. We intend to invest the resources from this restructuring in initiatives to drive growth in both divisions. The restructuring liability of $0.6 million is included in accrued liabilities in our condensed consolidated balance sheet at May 31, 2024 and accrued amounts are expected to be paid through the second quarter of fiscal 2024.

During the first quarter of fiscal 2024, we also restructured certain areas of our operations in the Direct Offices segment. We incurred a $0.6 million charge for these restructured operations. All accrued costs related to this restructuring activity were paid in the second quarter of fiscal 2024.

NOTE 7 – IMPAIRED ASSET

In a prior period, we initiated the development of a student leadership assessment. However, due to societal changes in perception regarding the collection of student information and potential legal challenges, during the second quarter of fiscal 2024 we determined that it was in the best interest of the Company to suspend further development of the student leadership assessment and impair the associated asset. Approximately $0.6 million of the capitalized costs were for software and were previously included in property and equipment, and $0.3 million was included in capitalized development, which is included in our other long-term assets. The student leadership assessment was being developed solely for use in our Education Division.

NOTE 8 – EARNINGS PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Numerator for basic and
diluted income per share:
Net income	$5,721	$4,563	$11,446	$10,969

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,160	13,621	13,222	13,799
Effect of dilutive securities:
Stock-based compensation awards	218	652	277	638
Diluted weighted average
shares outstanding	13,378	14,273	13,499	14,437

EPS Calculations:
Net income per share:
Basic	$0.43	$0.33	$0.87	$0.79
Diluted	0.43	0.32	0.85	0.76

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

We account for the following segment information on the same basis as the accompanying condensed consolidated financial statements (in thousands).

	Revenue From
Quarter Ended	External		Adjusted
May 31, 2024	Customers	Gross Profit	EBITDA

Enterprise Division:
Direct offices	$49,334	$40,172	$12,170
International licensees	2,701	2,435	1,334
	52,035	42,607	13,504
Education practice	20,079	13,179	3,080
Corporate and eliminations	1,259	420	(2,660)
Consolidated	$73,373	$56,206	$13,924

Quarter Ended
May 31, 2023

Enterprise Division:
Direct offices	$50,382	$40,425	$11,322
International licensees	2,835	2,549	1,415
	53,217	42,974	12,737
Education practice	17,082	10,929	1,649
Corporate and eliminations	1,142	330	(2,487)
Consolidated	$71,441	$54,233	$11,899

Three Quarters Ended
May 31, 2024

Enterprise Division:
Direct offices	$141,509	$115,186	$32,978
International licensees	8,826	7,861	4,571
	150,335	123,047	37,549
Education practice	49,402	31,157	2,593
Corporate and eliminations	3,372	1,132	(7,802)
Consolidated	$203,109	$155,336	$32,340

Three Quarters Ended
May 31, 2023

Enterprise Division:
Direct offices	$144,194	$116,199	$32,212
International licensees	9,048	8,184	4,787
	153,242	124,383	36,999
Education practice	45,631	28,497	1,309
Corporate and eliminations	3,692	1,305	(6,750)
Consolidated	$202,565	$154,185	$31,558

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Segment Adjusted EBITDA	$16,584	$14,386	$40,142	$38,308
Corporate expenses	(2,660)	(2,487)	(7,802)	(6,750)
Consolidated Adjusted EBITDA	13,924	11,899	32,340	31,558
Stock-based compensation	(2,828)	(3,307)	(7,092)	(9,357)
Restructuring costs	(701)	-	(3,008)	-
Impaired asset	-	-	(928)	-
Increase in the fair value of
contingent consideration liabilities	-	-	-	(7)
Depreciation	(990)	(934)	(2,994)	(3,131)
Amortization	(1,062)	(1,086)	(3,204)	(3,270)
Income from operations	8,343	6,572	15,114	15,793
Interest income	268	362	857	804
Interest expense	(247)	(354)	(916)	(1,173)
Income before income taxes	8,364	6,580	15,055	15,424
Income tax provision	(2,643)	(2,017)	(3,609)	(4,455)
Net income	$5,721	$4,563	$11,446	$10,969

Revenue by Category

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023

Americas	$62,084	$59,456	$169,840	$167,835
Asia Pacific	6,460	7,418	19,438	20,801
Europe/Middle East/Africa	4,829	4,567	13,831	13,929
	$73,373	$71,441	$203,109	$202,565

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2024	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
Direct offices	$22,682	$26,028	$624	$-	$49,334
International licensees	58	303	2,340	-	2,701
	22,740	26,331	2,964	-	52,035
Education practice	9,117	10,397	565	-	20,079
Corporate and eliminations	-	-	313	946	1,259
Consolidated	$31,857	$36,728	$3,842	$946	$73,373

Quarter Ended
May 31, 2023

Enterprise Division:
Direct offices	$24,808	$25,033	$541	$-	$50,382
International licensees	89	321	2,425	-	2,835
	24,897	25,354	2,966	-	53,217
Education practice	6,456	9,971	655	-	17,082
Corporate and eliminations	-	-	313	829	1,142
Consolidated	$31,353	$35,325	$3,934	$829	$71,441

Three Quarters Ended
May 31, 2024

Enterprise Division:
Direct offices	$61,398	$78,457	$1,654	$-	$141,509
International licensees	374	959	7,493	-	8,826
	61,772	79,416	9,147	-	150,335
Education practice	16,783	29,662	2,957	-	49,402
Corporate and eliminations	-	-	939	2,433	3,372
Consolidated	$78,555	$109,078	$13,043	$2,433	$203,109

Three Quarters Ended
May 31, 2023

Enterprise Division:
Direct offices	$70,112	$72,233	$1,849	$-	$144,194
International licensees	276	1,016	7,756	-	9,048
	70,388	73,249	9,605	-	153,242
Education practice	15,065	28,015	2,551	-	45,631
Corporate and eliminations	-	-	936	2,756	3,692
Consolidated	$85,453	$101,264	$13,092	$2,756	$202,565

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

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concept of Adjusted EBITDA which is a non-GAAP financial measure. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items, including infrequently occurring items such as restructuring and impaired asset costs. We reference this non-GAAP measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 9, Segment Information, to our condensed consolidated financial statements.

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

Our consolidated revenue for the quarter ended May 31, 2024, increased to $73.4 million compared with $71.4 million in the prior year. Third quarter fiscal 2024 revenue performance included the following:

oEnterprise Division revenues for the third quarter of fiscal 2024 totaled $52.0 million compared with $53.2 million in fiscal 2023. Increased All Access Pass (AAP) revenues in the third quarter were offset by decreased legacy training program revenue and reduced international direct office and licensee revenues. AAP subscription revenue grew 4% compared with the third quarter of fiscal 2023 and AAP subscription plus subscription services revenue grew 3% compared with the prior year. During the first three quarters of fiscal 2024, AAP subscription revenue retention levels in the United States and Canada remained strong and were greater than 90%.

oEducation Division revenues grew 18% to $20.1 million in the third quarter of fiscal 2024 primarily due to increased classroom materials revenue, due in part to a new initiative with a state that began in the third quarter, and increased membership subscription revenues. Delivery of training and coaching days remained strong during the third quarter of fiscal 2024, as the Education Division delivered nearly 100 more training and coaching days than the prior year.

oOur consolidated subscription and subscription services revenues reached $60.8 million, a 6% increase over the third quarter of fiscal 2023. For the rolling four quarters ended May 31, 2024, subscription and subscription service revenue reached $230.6 million, an $8.4 million, or 4%, increase over the rolling four quarters ended May 31, 2023.

oConsolidated deferred subscription revenue at May 31, 2024 increased 15% to $83.8 million compared with $72.7 million at May 31, 2023. At May 31, 2024, 55% of our AAP contracts are for at least two years, compared with 50% at May 31, 2023, and the percentage of contracted amounts represented by multi-year contracts increased to 60% from 57% at May 31, 2023.

oUnbilled deferred subscription revenue at May 31, 2024, grew to $69.4 million compared with $68.2 million at May 31, 2023. We believe the continued growth of our deferred subscription revenue balances provide a solid foundation for revenue growth in future periods.

The following is a summary of other consolidated financial highlights from our third quarter of fiscal 2024:

•Cost of Revenue/Gross Profit – For the quarter ended May 31, 2024, our cost of revenue was consistent with the prior year at $17.2 million. Gross profit for the quarter ended May 31, 2024, was $56.2 million compared with $54.2 million in the third quarter of fiscal 2023. Our gross margin for the third quarter of fiscal 2024 remained strong and increased to 76.6% of revenue compared with 75.9% in the prior year. The improvement was primarily due to a change in the mix of services provided and products sold compared with the prior year.

•Operating Expenses – Our operating expenses for the third quarter of fiscal 2024 increased $0.2 million compared with the prior year, which was primarily due to $0.7 million of additional restructuring expenses (refer to Note 6 – Restructuring to our condensed consolidated financial statements), and was partially offset by decreased selling, general, and administrative (SG&A) expenses.

•Income Taxes – Our income tax provision for the quarter ended May 31, 2024, was $2.6 million compared with $2.0 million in the third quarter of fiscal 2023. Our effective tax rate for the third quarter of fiscal 2024 was generally consistent with the prior year at 31.6% compared with 30.7% in fiscal 2023. The effective tax rates for the third quarters of both fiscal 2024 and 2023 were higher than statutory rates primarily due to non-deductible executive compensation, non-deductible meals and entertainment expense, and additional income tax expense related to foreign earnings.

•Operating Income, Net Income, and Adjusted EBITDA – Our income from operations for the quarter ended May 31, 2024, increased 27%, or $1.8 million, to $8.3 million compared with $6.6 million in the prior year, which reflected the above noted factors. Net income for the third quarter of fiscal 2024 increased 25% to $5.7 million, or $0.43 per diluted share, compared with $4.6 million, or $0.32 per diluted share, in the prior year. Our Adjusted EBITDA for the quarter ended May 31, 2024, increased 17%, or $2.0 million, to $13.9 million, compared with $11.9 million in the third quarter of fiscal 2023. For the three quarters ended May 31, 2024, our Adjusted EBITDA increased to $32.3 million, compared with $31.6 million in the prior year.

•Cash Flows – Our cash flows from operating activities for the first three quarters of fiscal 2024 increased to $38.4 million compared with $25.9 million in the first three quarters of fiscal 2023. The increase was primarily due to favorable changes in working capital and featured strong collections of accounts receivable and reduced payments for accounts payable and accrued liabilities.

•Purchases of Common Stock – During the quarter ended May 31, 2024, we purchased 188,373 shares of our common stock on the open market for $7.4 million. Over the first three quarters of fiscal 2024, we purchased approximately 649,000 shares of our common stock for $25.8 million (see Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements).

•Liquidity and Financial Position – Even after the purchase of $25.8 million of common stock during the first three quarters of 2024, our liquidity and financial position remained strong. At May 31, 2024, we had nearly $100 million of available liquidity which consisted of $36.6 million of cash and our undrawn $62.5 million line of credit.

Further details regarding our results for the quarter and three quarters ended May 31, 2024, are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2024 Compared with the Quarter Ended May 31, 2023

Enterprise Division

Direct Offices Segment

The Direct Office segment includes our personnel that serve clients in the United States and Canada; our directly owned international offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, Switzerland, and Austria; and other groups such as our government services and books and audio department.

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$49,334	100.0	$50,382	100.0	$(1,048)
Cost of revenue	9,162	18.6	9,957	19.8	(795)
Gross profit	40,172	81.4	40,425	80.2	(253)
SG&A expenses	28,002	56.8	29,103	57.8	(1,101)
Adjusted EBITDA	$12,170	24.7	$11,322	22.5	$848

Revenue. For the quarter ended May 31, 2024, our Direct Office segment revenue totaled $49.3 million compared with $50.4 million in fiscal 2023. During the third quarter of fiscal 2024, our AAP subscription revenue grew 4% compared with the prior year and AAP subscription plus subscription services revenues grew 3% to $42.6 million for the quarter. During the third quarter our AAP subscription revenue retention levels remained strong and were greater than 90%. Consistent with the first and second quarters of fiscal 2024, subscription revenue growth in the third quarter was offset by decreased legacy onsite presentations in the Company’s domestic and international offices. However, add-on services in our domestic sales operations increased slightly in the third quarter and the booking pace for future add-on services strengthened during the quarter. Foreign direct office revenue performance during the third quarter was primarily impacted by decreased revenues in China, which declined 39% compared with the prior year. Our China office revenue continues to be adversely impacted by current Chinese governmental actions and initiatives. Revenue increased at all of our other international direct office locations, which partially offset decreased China revenue. Despite a challenging and uncertain economic environment, we remain confident in the strength and durability of our AAP offering, our principle-based content, and our subscription business model in both our domestic and international markets. We believe the combination of these strengths will continue to help our clients solve difficult issues and will continue to drive growth and stakeholder value in future periods. The fluctuation of foreign exchange rates had a $0.3 million adverse impact on our Direct Office revenue and a $0.2 million unfavorable impact on its operating results for the quarter ended May 31, 2024.

Gross Profit. Gross profit decreased primarily due to sales performance as previously described. Direct Office gross margin remained strong and increased to 81.4% of sales compared with 80.2% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services provided and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense decreased primarily due to less associate costs resulting from decreased headcount and lower variable compensation on less revenue compared with the prior year.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$2,701	100.0	$2,835	100.0	$(134)
Cost of revenue	266	9.8	286	10.1	(20)
Gross profit	2,435	90.2	2,549	89.9	(114)
SG&A expenses	1,101	40.8	1,134	40.0	(33)
Adjusted EBITDA	$1,334	49.4	$1,415	49.9	$(81)

Revenue. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. In the third quarter of fiscal 2024, our international licensees’ revenue decreased by 5%, which was primarily due to a 4% decrease in royalty revenues and a small decrease in our share of AAP revenue during the quarter. Licensee royalty revenue declined primarily due to economic challenges in certain of the countries in which our licensees operate and staffing issues at some of the licensee operations. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow during fiscal 2024, difficult macroeconomic conditions, such as slowing economic growth and regional conflicts may negatively impact our licensees’ operations and our royalty revenues in future periods. Foreign exchange rates had a $0.1 million adverse impact on international licensee revenues and operating results for the quarter ended May 31, 2024.

Gross Profit. Gross profit decreased due to licensee revenue performance as previously described. International licensee gross margin was generally consistent with the prior year at 90.2% compared with 89.9% in fiscal 2023.

SG&A Expense. International licensee SG&A expenses decreased slightly due to cost savings initiatives enacted during the third quarter of fiscal 2024.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$20,079	100.0	$17,082	100.0	$2,997
Cost of revenue	6,900	34.4	6,153	36.0	747
Gross profit	13,179	65.6	10,929	64.0	2,250
SG&A expenses	10,099	50.3	9,280	54.3	819
Adjusted EBITDA	$3,080	15.3	$1,649	9.7	$1,431

Revenue. Education Division revenue for the quarter ended May 31, 2024, increased 18%, or $3.0 million, compared with the prior year. This growth was primarily due to increased sales of classroom and training materials, due in part to a new initiative with a state that began in the third quarter, and increased membership subscription revenues. We invoiced $4.9 million related to this new state-wide initiative in the third quarter, which included $1.4 million of classroom and training materials. Training materials are recognized in revenue upon shipment of the product. Education subscription and subscription services revenues in the third quarter of fiscal 2024 increased 13% compared with the prior year. In addition, the delivery of training and coaching days remained strong, and during the third quarter of fiscal 2024 the Education Division delivered nearly 100 more training and coaching days than the prior year, which are recognized as revenue when they are delivered. We continue to be pleased with the strength and momentum of our Education Division, which added a record 791 new Leader in Me schools during fiscal 2023. We believe this positive momentum generated in fiscal 2023 and in the first three quarters of fiscal 2024 will continue through the remainder of fiscal 2024. At May 31, 2024, we had over 3,800 schools using the Leader in Me program in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to revenue growth as previously described. Education segment gross margin remained strong and increased to 65.6% of sales compared with 64.0% in the prior year and increased primarily due to improved margins on classroom and training materials and a change in the mix of services delivered and products sold during the quarter.

SG&A Expenses. Education SG&A expenses increased primarily due to increased commissions on higher revenue, new personnel, and changes to compensation plans.

Other Operating Expense Items

Depreciation – Depreciation expense for the quarter ended May 31, 2024, was $1.0 million, compared with $0.9 million in the quarter ended May 31, 2023, and increased primarily due to new assets acquired or put into service during the third quarter of fiscal 2024. We currently expect depreciation to total approximately $4.4 million in fiscal 2024. Our estimated depreciation expense is somewhat dependent on leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease agreement in fiscal 2025. Therefore, our fiscal 2024 depreciation expense may differ from current expectations.

Amortization – Amortization expense during the quarter ended May 31, 2024, was consistent with the third quarter of fiscal 2023 at $1.1 million. We currently expect definite-lived intangible asset amortization expense will total $4.3 million during fiscal 2024.

Interest Expense – Our interest expense decreased $0.1 million compared with the third quarter of the prior year due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the quarter ended May 31, 2024, was $2.6 million compared with $2.0 million in the third quarter of fiscal 2023. Our effective tax rate for the third quarter of fiscal 2024 was generally consistent with the prior year at 31.6% compared with 30.7% in fiscal 2023. The effective tax rates for the third quarters of both fiscal 2024 and 2023 were higher than statutory rates primarily due to non-deductible executive compensation, non-deductible meals and entertainment expense, and additional income tax expense related to foreign earnings.

Three Quarters Ended May 31, 2024 Compared with the Three Quarters Ended May 31, 2023

Enterprise Division

Direct Offices Segment

The following comparative information is for our Direct Offices segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$141,509	100.0	$144,194	100.0	$(2,685)
Cost of revenue	26,323	18.6	27,995	19.4	(1,672)
Gross profit	115,186	81.4	116,199	80.6	(1,013)
SG&A expenses	82,208	58.1	83,987	58.2	(1,779)
Adjusted EBITDA	$32,978	23.3	$32,212	22.3	$766

Revenue. Through the first three quarters of fiscal 2024, our Direct Office segment revenue was $141.5 million compared with $144.2 million in fiscal 2023. During fiscal 2024, our AAP subscription revenue grew 8% to $79.4 million compared with the first three quarters of fiscal 2023 and our AAP subscription plus subscription services revenues grew 5% to $121.6 million compared with the prior year. During the first three quarters of fiscal 2024, AAP subscription revenue retention levels remained strong and were greater than 90%. Increased subscription revenue growth in our Direct Offices during the first three quarters of fiscal 2024 was offset by decreased legacy onsite presentation and add-on subscription services revenue in both the Company’s domestic and international offices. However, the booking pace for subscription services strengthened in the third quarter of fiscal 2024 and we are confident that subscription service sales will improve in the fourth quarter and into fiscal 2025. Foreign direct office sales in the first three quarters of fiscal 2024 were adversely impacted by decreased revenue in our China operations and by weak economic conditions in many of the countries in which we operate. Fiscal 2024 revenue from our China office decreased by 20% compared with the prior year and the other international direct officers were essentially flat compared with fiscal 2023. The fluctuation of foreign exchange rates had a $0.6 million adverse impact on our Direct Office revenue and a $0.4 million unfavorable impact on our Direct Office operating results in the first three quarters of fiscal 2024.

Gross Profit. Gross profit decreased primarily due to sales performance as previously described. Direct Office gross margin remained strong and increased to 81.4% of sales compared with 80.6% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense decreased primarily due to decreased associate costs resulting from lower variable compensation on decreased revenue and reduced headcount compared with the prior year.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$8,826	100.0	$9,048	100.0	$(222)
Cost of revenue	965	10.9	864	9.5	101
Gross profit	7,861	89.1	8,184	90.5	(323)
SG&A expenses	3,290	37.3	3,397	37.5	(107)
Adjusted EBITDA	$4,571	51.8	$4,787	52.9	$(216)

Revenue. During the first three quarters of fiscal 2024, our international licensees’ revenue decreased by 3%, which was due to a 3% decrease in royalty revenues. Decreased royalty revenue was partially offset by increased licensee support revenues during the first three quarters of fiscal 2024. Foreign exchange rates had a $0.2 million adverse impact on international licensee sales and operating results for the three quarters ended May 31, 2024.

Gross Profit. Gross profit decreased primarily due to lower licensee revenues as previously discussed. Gross margin was 89.1% compared with 90.5% in the first three quarters of fiscal 2023 and decreased primarily due to the mix of revenue recognized during fiscal 2024, which included less royalty revenue and more licensee support revenues than in the prior year.

SG&A Expense. International licensee SG&A expenses decreased by $0.1 million compared with the prior year primarily due to efforts to reduce operating expenses in the international licensee segment that were initiated during fiscal 2024.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$49,402	100.0	$45,631	100.0	$3,771
Cost of revenue	18,245	36.9	17,134	37.5	1,111
Gross profit	31,157	63.1	28,497	62.5	2,660
SG&A expenses	28,564	57.8	27,188	59.6	1,376
Adjusted EBITDA	$2,593	5.2	$1,309	2.9	$1,284

Revenue. Education Division revenue through May 31, 2024, increased 8%, or $3.8 million, compared with the first three quarters of fiscal 2023. Fiscal 2024 growth was primarily driven by increased revenues from classroom and training materials, membership subscriptions, and international royalties. Education subscription and subscription services revenues increased 6% compared with the prior year. Delivery of coaching and training days also remained strong during the first three quarters of fiscal 2024, as the Education Division delivered over 300 more training and coaching days than in fiscal 2023. We continue to be pleased with the Education Division performance and believe the momentum generated in fiscal 2023 and in the first three quarters of fiscal 2024 will continue in the fourth quarter and contribute to a strong finish to fiscal 2024.

Gross Profit. Education Division gross profit increased primarily due to sales growth as previously described. Education segment gross margin remained strong during fiscal 2024 and increased to 63.1% compared with 62.5% in fiscal 2023. The increase was primarily attributable to a change in the mix of services delivered and products sold during the fiscal year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel, changes to compensation plans, and increased commission on higher revenue.

Other Operating Expense Items

Depreciation – Depreciation expense for the three quarters ended May 31, 2024, was $3.0 million, compared with $3.1 million in the corresponding period of fiscal 2023, and decreased primarily due to the full depreciation of certain assets.

Amortization – Amortization expense for the first three quarters of fiscal 2024 was $3.2 million compared with $3.3 million in the corresponding period of the prior year. Amortization expense decreased primarily due to the full amortization of certain intangible assets generated from previous business acquisitions.

Interest Expense – Our interest expense decreased $0.3 million compared with the first three quarters of fiscal 2023 primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the first three quarters of fiscal 2024 was $3.6 million on pre-tax income of $15.1 million, for an effective tax rate of 24.0%, compared with an effective rate of 28.9% for the three quarters ended May 31, 2023, when we recorded income tax expense of $4.5 million on pre-tax income of $15.4 million. Our effective tax rate for the first three quarters of fiscal 2024 was lower than the effective rate in fiscal 2023 primarily due to a $3.2 million tax benefit for stock-based compensation deductions in the first quarter of fiscal 2024 that exceeded the corresponding expense for book purposes, which was partially offset by $2.2 million of tax expense for the non-deductible portion of stock-based compensation paid to executives. These stock-based compensation factors produced a net benefit of $1.0 million, or 6.6%, in the first three quarters of fiscal 2024.

We currently expect our effective income tax rate for the full fiscal 2024 year to be approximately 30%, including a net benefit of 2% from stock-based compensation, compared with the effective rate of 24.0% for the first three quarters of fiscal 2024, including the net benefit of 6.6% for stock-based compensation discussed above.

During the first three quarters of fiscal 2024 we paid $3.0 million of cash for income taxes. During the fourth quarter of fiscal 2024, we expect to pay significantly less cash for income taxes than our income tax provision for the quarter as we expect to utilize nearly all of our remaining U.S. domestic net operating loss carryforwards and foreign tax credit carryforwards. In fiscal 2025 and in subsequent years, we expect that our cash paid for income taxes will approximate our total income tax provision for each year.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

On May 31, 2024, our cash and cash equivalents totaled $36.6 million, with no borrowings on our $62.5 million revolving credit facility. Our cash balance on May 31, 2024, included $12.7 million which was held at our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our revolving line of credit facility. Our primary uses of liquidity include payments for operating activities, purchases of common stock, debt payments, capital expenditures (including curriculum development), and working capital expansion.

In fiscal 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. Principal payments on our current term loan consist of quarterly payments totaling $1.25 million that are due and payable on the last business day of each March, June, September, and

December until the term loan obligation is repaid. The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement is due and payable when the term loan principal payments are due and payable. Interest on all other borrowings is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined in the 2023 Credit Agreement.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At May 31, 2024, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

In addition to our term-loan obligation, we have a long-term rental agreement on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2024.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, payments for direct costs necessary to conduct training programs, to fund working capital changes, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first three quarters of fiscal 2024 increased $12.4 million to $38.4 million compared with $25.9 million in the first three quarters of the prior year. The difference was primarily attributable to favorable changes in working capital during the first three quarters of fiscal 2024 and featured strong collections of accounts receivable, less cash used to pay seasonally high year-end accounts payable and accrued liabilities, and a smaller change in deferred revenue compared with the prior year. Through May 31, 2024, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments. We currently anticipate that our cash flows from operating activities will remain strong during the remainder of fiscal 2024.

Cash Flows Used For Investing Activities and Capital Expenditures

During the three quarters ended May 31, 2024, our cash used for investing activities totaled $7.8 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

Through May 31, 2024, we spent $5.2 million on the development of our various offerings and related content. We are expecting to launch new and significantly refurbished offerings in fiscal 2024 and in future years, and we believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $7.1 million in fiscal 2024.

Our purchases of property and equipment in the first three quarters of fiscal 2024 consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $4.0 million in fiscal 2024. However, our purchases of property and equipment in fiscal 2024 and 2025 are highly dependent upon leasehold improvements that may be necessary on our corporate campus as we approach the end of the master lease in June 2025. While we do not have an asset retirement obligation as we exit the campus lease, we are required to maintain infrastructure and repair or replace any broken or inoperable equipment. Therefore, our capital expenditures for property and equipment may differ from this estimate.

Cash Flows Used For Financing Activities

Through May 31, 2024, our net cash used for financing activities totaled $32.0 million. Our primary use of financing cash was $25.8 million used to purchase shares of our common stock, including $10.3 million used for shares withheld for income taxes on stock-based compensation awards which were distributed during the first quarter (refer to Note 3, Purchases of Common Stock for Treasury, to our condensed consolidated financial statements). We also used $7.2 million of cash for principal payments on our notes payable and financing obligation during the first three quarters of fiscal 2024. Partially offsetting these uses of cash were $1.1 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of stock during fiscal 2024.

On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. As of May 31, 2024, we had not purchased any shares under this new plan and had the full $50.0 million available on the current purchase authorization.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Contractual Obligations

These material cash requirements are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on November 13, 2023 (our Annual Report). During the first three quarters of fiscal

2024, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2024, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have experienced significant volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2024, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, a fixed-rate note payable from the purchase of Strive Talent, Inc., a term loan payable, and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans and our revolving line of credit facility, and the prevailing interest rates on these instruments. The effective interest rate on our term loans payable and line of credit facility is variable and was 6.9% at May 31, 2024. If interest rates increase over the remainder of fiscal 2024, we may incur additional expense on our variable-rate loans in future periods. However, a 1% increase in the effective interest rate on our unpaid term loan balance on May 31, 2024, would only add an immaterial amount of additional interest expense to our expected total interest expense over the next 12 months. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2024.

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

PART II. OTHER INFORMATION

Item 1A.RISK FACTORS

Refer to Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended August 31, 2023 for a detailed description of our significant risk factors. There have been no significant changes to these risk factors during the first three quarters of fiscal 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2024 to March 31, 2024	-	$-	-	$7,660

April 1, 2024 to April 30, 2024	188,373	$39.45	188,373	$50,000

May 1, 2024 to May 31, 2024	-	$-	-	$50,000

Total Common Shares	188,373	$39.45	188,373	$50,000

(1)On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. All shares purchased during the quarter ended May 31, 2024 were made under the previously existing purchase plan. Amounts shown include the applicable 1% excise tax on purchases of common stock for treasury.

Item 5. OTHER INFORMATION

During the quarter ended May 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

FRANKLIN COVEY CO.

Date: July 8, 2024	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 8, 2024	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)