Form 10-K
period 2024-08-31
FRANKLIN COVEY CO
filed 2024-11-12
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

__________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

As of February 29, 2024, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $430.2 million, which was based upon the closing price of $38.18 per share as reported by the New York Stock Exchange.

As of October 31, 2024, the Registrant had 13,184,271 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 24, 2025, are incorporated by reference in Part III of this Form 10-K.

Franklin Covey Co.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Statements about future sales, costs, margins, cost savings, foreign currency exchange rates, earnings, cash flows, initiatives, strategy, objectives, targets, expectations, growth, or profitability are forward-looking statements based on management’s estimates, assumptions, and projections. Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed by us with the Securities and Exchange Commission (SEC) and elsewhere. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

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

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net sales for the fiscal year ended August 31, 2024 totaled $287.2 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

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

In our Education Division, we offer the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes the use of Franklin Covey’s proprietary intellectual property. The Leader in Me online service provides access to digital versions of student leadership guides, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program. Our offerings are delivered to educators and students through a network of experienced coaches and consultants who assist schools with the implementation of the Leader in Me program. The coaches and consultants who serve in the Education Division are primarily former educators, from teachers to principals, who have a deep understanding of the current challenges facing both educators and students and understand how the Leader in Me program can effectively address these challenges. We believe that the tools and resources available through the Leader in Me membership provide measurable results that are designed to develop student leadership, improve school culture, and increase academic proficiency.

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

Following the launch of our AAP subscription service and Leader in Me membership, we have consistently sought to improve the technology, content, and overall client experience with these offerings. Bob Whitman, our former Chief Executive Officer and current Chairman of our board of directors (Board of Directors) described our commitment to continued development as, “We don’t want to fall in love with our current solutions, we want to ‘fall in love with problems’ and keep working to find solutions that help people make real progress.” We believe that continued investments in technology, content, and personnel are key to subscription service renewals and the future growth of our offerings.

In addition to the internal development of our offerings, we have on occasion sought to grow our sales through acquisitions of businesses and content licenses, and opening new international offices. Over the past few years, our growth investment efforts have included the following:

•Increased Investment in Content and Delivery Platforms – Over the past couple of years, we have significantly increased our investments in content and delivery platforms. In fiscal 2024 we invested in significant revisions to our flagship The 7 Habits of Highly Effective People offering, which launched in early fiscal 2025, on new Leader in Me content, and for enhancements to our Impact Platform. During fiscal 2024 we also acquired a license for The Teacher Believed in Me content, which is expected to provide new opportunities for growth in our Leader in Me membership and related offerings. We believe continuing investments in our content and offerings are critical to our growth and ability to attract and retain clients.

•Integration of Artificial Intelligence (AI) – With the rapid rise of AI, we believe there will be an increasing premium on human leadership and interaction to leverage AI in the workplace. We believe these skills will include the ability to set vision, focus teams, serve customers, and communicate effectively with human co-workers and AI interfaces. We are strengthening our platforms and offerings to leverage the quickly changing capabilities and opportunities related to AI to improve and customize the learning experience for our clients. We believe that AI provides an opportunity for growth and improvement of the overall learning experience associated with our content and offerings.

•New Direct Office in France – In early fiscal 2025, we opened a new direct office operation in France, which was previously served by a licensee partner. We believe converting our operations in France from a licensee partnership to direct ownership will provide additional growth in revenue and operating income in future periods.

We seek to consistently deliver world-class content with the broadest and deepest distribution capabilities through the most flexible content delivery modalities and expect to make additional investments in technology, content, and personnel in fiscal 2025 and in future periods as market conditions allow. These investments may include hiring additional personnel, the acquisition of license rights, and business acquisitions. For further information regarding our business development, refer to the section entitled, “Key Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Our Associates

We have 1,084 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

Our Industry and Competitors

According to the Training magazine 2024 U.S. Training Industry Survey, U.S. training expenditures are estimated to total $98 billion, which is a slight decrease from 2023’s estimate of $102 billion. As such, we believe there is ample room for revenue growth and increased market share within our industry. While the training industry is highly fragmented and includes a wide variety of training and service providers of varying sizes, we believe that our content and variety of available delivery methods are competitive advantages for us in the marketplace. According to the Training magazine 2024 U.S. Training Industry Survey, the number one training priority of respondents is to “increase effectiveness” of employees and a significant majority of companies in the survey reported that they used a blended approach to training delivery, combining online methods with classroom lectures, whether instructor-led or virtual. We believe our integrated principle-centered training offerings measurably improve effectiveness, and that the All Access Pass and Leader in Me membership allow for flexible delivery of training content to meet our client’s objectives.

The training industry is a highly competitive and rapidly changing global marketplace and we compete with a variety of organizations of assorted sizes that offer services comparable with ours. Based upon our annual revenue, we believe that we are a significant competitor in the performance skills and education market. Other significant comparative companies that compete with our Enterprise Division include: Development Dimension International, Crucial Learning, Korn Ferry, Udemy Business, GP Strategies, Cornerstone, and LinkedIn Learning, among others. Our Education Division competes with entities such as: 7 Mindsets, Capturing Kids Hearts, Second Step, Responsive Classroom, and Character Strong.

We believe that the principal competitive factors in the industry in which we compete include the following:

•Quality of the content in our offerings, services, and solutions

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

We have a relatively broad base of clients, which includes thousands of organizational, governmental, educational, and individual clients in both the United States and in other countries that are served through our directly owned operations. We have thousands of additional organizational clients throughout the world which are served through our global licensee partner network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty. Our clients are in a broad array of industries, and we are not dependent on a single client or industry group. During the periods presented in this report, none of our clients were responsible for more than 10% of our consolidated revenues.

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for 744 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business and we regularly review the status of our trademarks and renew them to prevent the trademark protection from lapsing.

We claim 265 registered copyrights, and own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video media. We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein. We place trademark and copyright notices on our instructional, marketing, and advertising materials. In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees. Additionally, we actively monitor and seek to eliminate unauthorized use of our intellectual property.

Our Products and Sustainability

We offer nearly all of our training materials and related accessories in digital format. If a client chooses to use paper-based materials in their training programs, we also offer printed materials. Our printed training materials are primarily comprised of paper, which we believe is a renewable and sustainable resource and all of our primary printer’s paper suppliers are Forest Stewardship Council (FSC) certified. We purchase our training materials and related products from vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available. Our training materials are primarily warehoused and distributed from an independent warehouse facility located in Des Moines, Iowa.

Seasonality

Our fourth quarter of each fiscal year may have higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education Division (when school administrators and faculty have professional development days) and to increased sales that typically occur during that quarter from year-end incentive programs. Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.

Human Capital Resources

Our mission is to “enable greatness in people and organizations everywhere,” which is also the cornerstone of our culture. We aim to “win” with our associates by realizing the greatness within our FranklinCovey team members through two key strategies: First, strengthening our winning culture by building a brand to attract and retain achievers with heart and creating a more robust and intentional plan to engage our employees in the new world of work. Second, enhance our talent management and build an even higher-performing organization by recruiting and developing associates’ current and future skills and refining our leadership pipeline. Our mission is what guides us in our endeavors.

We have historically attracted “mission-driven” people who care deeply about making a difference in the world. Our approach is to ensure accountability for each of us to take responsibility for our mission and culture. Accountability and responsibility are also reinforced through the roles of the Chief People Officer, the Director of Learning, Development, and Inclusion, and our Diversity, Equity, and Inclusion (DEI) Council.

A Culture of Belonging at Franklin Covey

To fulfill our mission and the goal of winning with associates, we must attract, develop, and retain highly qualified associates for each role in the organization. We currently have 1,084 associates worldwide dedicated to providing the best service possible for our clients and for each other. Our goal is to have every associate feel they are a valued member of a winning team doing meaningful work in an environment of trust, where their contributions are recognized and appreciated. To accomplish this ideal outcome, we continuously focus on attracting, developing, and retaining talent while looking through the lens of diversity, equity, and inclusion in each area.

Talent Management, Development, and Retention

The Chief People Officer strengthens the connection between our strategic intent and tactical systems and processes needed to grow our talent and organization globally. The Chief People Officer oversees the HR Operations, Talent Management, Learning, Development, & Inclusion functions. Our People Strategy envisions our intent to be the workplace of choice for achievers with heart, bookended by business strategy and business results. Our Talent Management Ecosystem framework clarifies the cyclical activities to align annual planning, merit, and performance management.

Our recruiting and hiring efforts cast a wide net when looking for candidates by partnering with many groups and agencies, including alumni organizations, multiple diversity job boards, career fairs, and conferences. We also have a comprehensive onboarding process, where during an associate’s first 90 days, they complete a three-part Company orientation, which includes The 7 Habits of Highly Effective People, the operating system of our culture.

Our associates have unlimited access to our content and training through the AAP, where they can experience the same high-quality solutions available to our clients. Professional and personal development is an essential need for employees, so Learning Development and Inclusion ensures multiple ways for individual contributors and managers to engage with our content, just as our clients do. Our AAP content is organized into high-value asynchronous on-demand micro-courses and facilitator-led courses across four categories — Developing Leaders, Improving Individual Effectiveness, Building a Winning Culture, and Achieving Breakthrough Results. Internally, our associates have completed 5,714 hours in our All-Access Pass, including 2,800 hours of Microlearning, 420 hours of Application Challenges, and 454 hours of video lessons. Our consultants delivered 126 courses for our associates, which total 1,008 facilitated learning hours.

Building an environment that encourages lifelong learning and development is essential for us to maintain a high level of service and to achieve our goal of having every associate feel they can bring their whole selves to work. We believe Franklin Covey is one of the world’s premier training and consulting organizations. Throughout our annual planning and review, our associates, in partnership with their managers, complete the Win-Win Performance Agreement to set achievement goals that guide regular performance conversations. By completing a Talent Profile, we know the developmental interest areas of our associates as we engage in succession planning at all levels of the organization.

Talented people are always in high demand, even more so in an environment where employees are reconsidering whether an employer suits their values, not just their financial concerns. As a remote-first employer, we are hyper-focused on relationship-building as a critical driver of engagement. To engage and retain our associates, it is crucial to continually focus on making sure our associates are highly engaged and feel valued. Our leaders highlight, acknowledge, and celebrate associate accomplishments–personal and professional–while ensuring employees understand that they have easy access to each of their leaders. We are committed to this engagement and will continue to prioritize it in the future.

Diversity, Equity & Inclusion

The DEI Council demonstrates our commitment to diversity, equity, and inclusion by providing input, insight, feedback, and guidance on our DEI initiatives. This multidisciplinary council is comprised of approximately 35 associates from across our organization, ensuring a wide range of perspectives. The DEI Council sponsors our Mentorship and Contribution Conversations programs, as well as a growing number of Employee Resource Groups (ERGs).

Our ERGs are employee-led networks serving historically underinvested and underrepresented associates and allies. They offer safe spaces for people to come together based on a shared interest in a specific dimension of equity and inclusion while actively working to enhance career opportunities, build cultural competence, and foster community within the organization. Our ERGs represent and support our diverse workforce, facilitate networking, and foster connections and engagement within the organization. All associates are welcome to join any ERG, regardless of how they self-identify. Franklin Covey currently supports eight ERGs.

Total Rewards

The first step in accountability for our people strategy comes from the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors. The Compensation Committee has made talent stewardship a standing agenda item at Board committee meetings, demonstrating our unwavering commitment to nurturing and retaining top talent. The Compensation Committee is actively involved in determining best practices and implementing new and innovative ways to help us continually improve in attracting, developing, and retaining top talent for Franklin Covey. The Compensation Committee’s efforts include the following:

•Our compensation plans are audited periodically to assess ongoing pay equity.

•We provide a generous personal time off benefit and a flexible and inclusive holiday schedule, reflecting the diversity of our workforce and the celebration of various cultural and religious affiliations.

•We offer 100% salary continuance for up to 12 weeks in a rolling 12-month period for qualifying medical leave and provide many other employee-minded benefits.

•Through our Employee Assistance Program (EAP), we provide U.S. employees and their families with free and confidential support for mental health, legal, and financial concerns.

Our focus on people, not just as human capital assets but as whole persons, has been a hallmark of Franklin Covey for decades, understanding that people are a company’s most valuable investment and that culture is an organization’s ultimate competitive advantage.

Our Winning Culture strategic pillar is both a cultural value and a business approach. Its primary three elements are: The Whole Person, Trust, and Inclusion. Our associates operate from the knowledge that they are partners in creating a balanced and beneficial work environment because they are seen as whole people who offer their best efforts and ideas for our most important goals in ways that bring out the best in themselves and others.

Government Contracts

Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to the fund the agencies contracting for our offerings and products. Additionally, our contracts at the state and local levels, including contracts with school districts and other public educational institutions, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty.

Information About Our Executive Officers

Effective September 1, 2023, Robert A. Whitman transitioned from his roles as both Executive Chairman and Chairman of the Board of Directors to serve solely as our Chairman of the Board of Directors. Mr. Whitman held the role of

Executive Chairman from September 1, 2021 through August 31, 2023. On September 1, 2021, Paul S. Walker was appointed President and Chief Executive Officer of Franklin Covey as Robert A. Whitman transitioned from his role as Chief Executive Officer to Executive Chairman and Chairman of the Board of Directors as described above. Unless noted in the biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2024.

M. Sean Covey, 60, currently serves as President of the Franklin Covey Education Division, and has led the growth of this division from its infancy to its status today. The Education Division works with thousands of education entities throughout the world in the K-12 and Higher Education markets. Mr. Covey previously ran the Franklin Covey international licensee network and has been an executive officer since September 2008. Sean also served as the Executive Vice-President of Innovations from 2003 to 2018, where he led the development of many of our offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores. Previous to Franklin Covey, Mr. Covey worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution, The Leader in Me, and the international bestseller The 7 Habits of Highly Effective Teens. Mr. Covey graduated from Brigham Young University (BYU) with a Bachelor’s degree in English and later earned an MBA from Harvard Business School. While at BYU, Sean was the quarterback for the football team where he earned several honors and led his team to two bowl games. Sean is also the founder and chairman of “Bridle Up Hope,” a global non-profit organization with a mission to inspire hope, confidence, and resilience in young women through equestrian training, life skills development, and service.

Jennifer C. Colosimo, 55, has served as the President of the Enterprise Division since September 2020 and was appointed an executive officer in January 2021. Ms. Colosimo began her career with Andersen Consulting (now Accenture) in 1991 and joined Franklin Covey in 1996 and served in various roles including Client Partner, Delivery Consultant, Chief Operations Officer, and head of the Leadership Practice until 2011. During this time, Ms. Colosimo coauthored the book, Great Work, Great Career with Dr. Stephen R. Covey. From May 2011 through April 2016, Ms. Colosimo led teams responsible for culture, learning, and corporate social responsibility with DaVita and several private equity-backed organizations. Ms. Colosimo returned to Franklin Covey in April 2016 as the Senior Vice-President of Sales and Operations in the United States and Canada. Jennifer sits on the Audit and Finance Committee of the Women’s Foundation of Colorado and was a board member of the Girl Scouts of Colorado for 10 years. Ms. Colosimo completed her Bachelor of Science at the University of Utah and received a Master of Science from Purdue University. Ms. Colosimo has also completed post-graduate work on Authentic Leadership and Executive Coaching through the Harvard Business School and Columbia University, respectively.

Colleen Dom, 62, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice-President, Ms. Dom served as Vice-President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Ms. Dom worked in retail management and in the financial investment industry.

Meisha R. Sherman, 54, was appointed as an Executive Vice-President and our Chief People Officer on February 14, 2023. Ms. Sherman has over 30 years in human resources with a focus on creating high-trust, high-performing cultures. Her career spans many industries, including wellness, dental, technology, government aerospace defense, consulting, and banking and finance. Ms. Sherman has led in Fortune 10 to Fortune 1000 companies including Mindbody, Envista Corporation, Danaher Corporation, Hewlett Packard, Raytheon Technologies, Alert Staffing, Remedy, and Bank of America. During her career, Ms. Sherman has held executive leadership roles such as Chief People Officer; Vice-President, Global Human Resources; and Global Director, Executive Leadership and Organizational Development. Meisha served in the United States Army for six years and was responsible for the recruitment, development, and retention of soldiers. Today, she continues to serve those in military service and veterans in partnership with the USO, San Diego. She also serves as immediate past Board Chair of California Coast Credit Union and is Chairwoman of the Board of Neighborhood House Association (NHA). Ms. Sherman earned an MBA from Pepperdine University Graziadio School of Business and Management and a bachelor’s degree in interdisciplinary studies from California State University Dominguez Hills, graduating magna cum laude.

Paul S. Walker, 49, currently serves as the Company’s President and Chief Executive Officer, and was appointed to our Board of Directors effective July 1, 2023. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice-President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when Paul was appointed President and Chief Operating Officer. During his time at Franklin Covey, Mr. Walker has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Stephen D. Young, 71, joined Franklin Covey as Executive Vice-President of Finance, was appointed Chief Accounting Officer and Controller in January 2001, Chief Financial Officer in November 2002, and Corporate Secretary in March 2005. Prior to joining us, he served as Senior Vice-President of Finance, Chief Financial Officer, and director of international operations for Weider Nutrition for seven years; as Vice-President of Finance at First Health for ten years; and as an auditor at Fox and Company, a public accounting firm, for four years. Mr. Young has more than 40 years of accounting and management experience and is a Certified Public Accountant. Mr. Young was awarded a Bachelor of Science in Accounting from Brigham Young University.

Available Information

We regularly file reports with the Securities and Exchange Commission (the SEC). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The SEC also maintains electronic versions of the Company’s reports, proxy and information statements, and other information that the Company files with the SEC on its website at www.sec.gov.

The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.franklincovey.com. These reports are provided through our website as soon as is reasonably practicable after we file or furnish these reports with the SEC. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K or any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

Our industry and business environment, domestic and international economic conditions, geopolitical circumstances, changing social standards, cybersecurity, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating Franklin Covey Co.

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

Training Industry and Strategic Risks

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

Our business depends on renewals of subscription-based offerings and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such offerings will lead to a decrease in our revenues.

A large portion of our success depends on our ability to generate renewals of our subscription-based offerings, which primarily consist of the AAP and Leader in Me membership, and produce new sales of our offerings and products to both new and existing clients. Currently, the majority of our revenue is generated from subscription-based offerings and related materials sales. Generating new sales of our subscription-based offerings and products, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our subscription contracts are typically for periods of 12 months or longer. Our ability to maintain contract renewals is subject to numerous factors, including:

•delivering high-quality content, solutions, and coaching to our clients;

•understanding and anticipating market and technology trends and the changing needs of our clients; and

•providing offerings and products of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our offerings and products to meet our clients’ needs, we may shift the type and pricing of our offerings, which may adversely impact client renewal rates. There can be no guarantee that we will be able to maintain consistent customer renewals in future periods. If we are not able to generate new sales and maintain contract renewals, our business and results of operations may be adversely affected.

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

Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose, and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our affiliates could seriously damage our reputation and brand image, regardless of whether such claims are accurate. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, perception, or image of any of our brands is tarnished or if we receive negative publicity, our financial condition and results of operations could be materially and adversely affected.

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

The loss of governmental funding and contributions from charitable organizations could harm our Education Division’s ability to grow and expand into new schools in the future.

Schools in the United States benefit from governmental funding initiatives, such as the Elementary and Secondary School Emergency Relief (ESSER) program, which provide additional funding for schools to pursue improvement programs such as our Leader in Me offering. In addition, we partner with charitable organizations to fund Leader in Me programs in many schools across the country. Supported by numerous studies and endorsements, we believe the Leader in Me program provides meaningful and measurable improvement to the academic environment of schools, which enable the educational institutions to utilize governmental funding and attract additional support from charitable organizations to implement our Leader in Me offering. If governmental funding for school improvement expires or is reduced, or charitable organizations decide not to continue to support Leader in Me schools, our results of operations, cash flows, and financial position may be adversely impacted.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems, products, and services, which could have a material adverse effect on our business, financial condition, or results of operations. To the extent we are involved in any future cyber-attacks or other security incidents, our brand and reputation could be affected, and these conditions could also have a material adverse effect on our business, financial condition, or results of operations.

For further information on our cybersecurity efforts and Board of Directors oversight, please refer to Item 1C Cybersecurity as found in this Annual Report on Form 10-K.

We could incur additional liabilities and our reputation could be damaged if we do not protect client data or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of personal and confidential data. We are also required at times to manage, utilize, and store personal data, including sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of personal data. If we, our associates, business partners, or our service providers negligently disregard or intentionally breach our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to notification requirements, monetary damages, fines, and/or criminal prosecution, as well as litigation from parties impacted by a breach of their data or harm to their systems as a result of malware or other security incidents within our own networks or systems. Unauthorized disclosure, loss or alteration of personal, sensitive, or confidential client or employee data or client or end-user systems, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in May 2018 the General Data Protection Regulation (GDPR) became effective in the European Union (EU) and other countries within the European Economic Area. The GDPR imposes strict requirements on the collection, use, security, and transfer of personal data in and from applicable countries. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. Although GDPR applies across the European Economic Area, local data protection authorities still have the ability to interpret GDPR, and in some areas to legislate requirements even more stringent than those in the GDPR, which occasionally creates inconsistencies in application on a country-by-country basis. Furthermore, with the United Kingdom’s (UK) transition out of the EU as of January 1, 2021, we may encounter additional complexity with respect to data privacy and data transfers to and from the UK under the UK GDPR. Other countries, such as Brazil, Australia, Canada, Japan, and South Africa, have also enacted data protection laws, some of which are analogous to GDPR and others which have different and additional requirements, which may include data localization. We have implemented policies, controls, and procedures, including a team dedicated to data protection, to comply with the requirements of GDPR/UK GDPR and analogous laws. However, these new procedures and controls may not be completely effective in preventing breaches or unauthorized processing of personal data. In addition, as the laws in certain countries are fairly new, there may not always be sufficient guidance from the applicable regulators, or case law interpreting the laws. Accordingly, we will need to continue evolving our compliance measures over time, and there is some risk that common interpretations of the requirements in such laws may not necessarily align with opinions of applicable regulators or potential litigants, such that the risk of fines and litigation may be increased in countries with newer laws.

In addition, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, a framework that had enabled companies to transfer data from EU member states to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner followed suit, and announced that the Swiss-U.S. Privacy Shield Framework was inadequate for personal data transfers from Switzerland to the U.S.

The Privacy Shield Framework has now been replaced by the new Data Privacy Framework (DPF) together with a UK Extension to the EU-U.S. DPF and the Swiss-U.S. DPF. The DPF was developed by the U.S. Department of Commerce and the European Commission, UK Government, and Swiss Federal Administration, to provide U.S. organizations with reliable mechanisms for personal data transfers to the U.S. from the EU, UK and Switzerland. The European Commission adopted an adequacy decision for the EU-U.S. DPF on July 10, 2023. We have postponed our efforts to become certified under the DPF as several parties have indicated that they will be filing legal challenges to the DPF, so the continued viability of this transfer mechanism remains in some doubt.

Due to the invalidation of the Privacy Shield and the current and likely future additional challenges to the DPF, we will continue to utilize the newer Standard Contractual Clauses (SCCs), adopted by the European Commission on June 4, 2021, as a GDPR-compliant mechanism for the transfer of personal data from the EU, UK and Switzerland to the U.S., in addition to the DPF. The new SCCs imposed additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer and the laws and practices of the destination country, to implement additional security measures, and to update internal privacy practices. Regulatory guidance suggests that certain transfers of personal data to the U.S. could be compliant only if the recipient is able to implement specific technical and procedural security controls to protect that personal data, and such controls may not be practical for certain service delivery models, in particular those reliant on cloud services. To the extent we rely on the SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and implement the supplementary security measures necessary to comply with new requirements. Compliance may also require changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity. The inability to import personal data from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to such laws may seek alternatives that do not involve personal data transfers out of Europe. Our inability to transfer personal data to the United States and other countries may decrease the functionality or effectiveness of our products and services, increase costs, and adversely impact our marketing efforts, plans, and activities.

Further, in 2021, China adopted the PRC Personal Information Protection Law, or PIPL, and the Data Security Law, or DSL. The PIPL took effect on November 1, 2021 and the DSL took effect on September 1, 2021. The PIPL and DSL in combination establish comprehensive requirements relating to the collection, use, transfer, security, and other processing of personal information in or from China. The PIPL and DSL together incorporate many requirements common to international privacy and security laws, such as GDPR, and adds unique regulatory requirements relating to data localization, international data transfers, consumer consent, the processing of “sensitive personal information,” and the operations of certain “internet platform services.” Fines and penalties under the PIPL range from fines up to RMB 50,000,000 or 5% of global annual turnover, and fines under the DSL related to data transfer violations may range up to RMB 10,000,000 and data transfers may be suspended as a result of violations. Violations of these laws may also result in the cancellation of business authorizations, personal liability or professional restrictions for responsible company officers, as well as criminal and civil liability. Early enforcement actions under PIPL have included civil actions against companies that fail to obtain proper consent for processing sensitive personal information or other unlawful data collection. Recent regulatory actions have centered on ineffective channels for data subjects to exercise rights, the over-collection of personal information, and deceptive practices. As we observe China’s enforcement of the PIPL, DSL and associated laws and regulations over time, we may need to adjust our compliance activities, and we may experience increased costs, business inefficiencies, lost sales, decreased demand, and decreased competitiveness, as we may be unable to provide our services or certain features, or provide them in an efficient or centralized manner. Additionally, local companies may be favored by customers who will not consent to or accept transfer of their data out of China. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China. These risks may be magnified due to regulatory uncertainty and selective enforcement based on geopolitical motives. Additionally, under the PIPL or DSL, we may be subject to additional liabilities, claims, penalties, or causes of action in the event of a breach or various security violations of customer personal information.

Other governmental authorities throughout the U.S. and around the world are considering or have adopted similar types of legislative and regulatory proposals concerning data protection. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which took effect on January 1, 2020, and which has subsequently been amended to add new requirements. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of data sales, as well as certain data sharing with third parties and provides a new private cause of action for data breaches. Additionally, the California Privacy Rights Act (the CPRA) amendments expanded consumer rights related to sharing of personal data, granted additional personal-data rights to consumers, removed the exceptions for business-to-business and employment data, and removed the 30-day window to cure alleged noncompliance before being subject to administrative enforcement. Nineteen other states have also passed comprehensive consumer privacy laws that are now in effect or will come into effect in the near future. Numerous other states have seriously considered passing consumer privacy laws, and a significant number of additional states are expected to adopt such laws in the future, especially if Congress persists in failing to pass a federal privacy law, as discussed below. Many of these state consumer privacy laws, like the CCPA, impose heightened privacy disclosure requirements, provide consumers with rights relating to their personal data, and impose security requirements relating to consumers’ personal data. Several states have also adopted specialized privacy laws to protect individuals’ biometric data and health data and some of these laws may create new compliance risks relating to our processing of these kinds of data. Furthermore, various drafts of a comprehensive federal privacy bill have been introduced to Congress, and more will likely be introduced in the coming legislative terms. Some of the proposed bills, including the recent American Privacy Rights Act of 2024 would reduce compliance risks and costs by either setting a consistent, nationwide federal minimum standard for consumer privacy or by preempting some aspects of state privacy legislation. However, the scope of preemption and enforcement-related matters remains contentious in Congress. Moreover, although these proposed bills have drawn bipartisan support, the failure of Congress to pass any of the proposed bills calls into question Congress’s ability to find a workable compromise that would enable Congress to pass a federal consumer privacy law. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. These privacy, security, and data protection laws and regulations continue to evolve and enforcement in the U.S. and internationally continues to increase. These developments could impose significant limitations on or require changes to our business, restrict our use or storage of personal data, and increase risks of legal liability, which may in turn increase our compliance risk and expenses, and make our business more costly or less efficient to conduct. To the extent any of these laws include a private right of action, we may also face increased risk of litigation.

We strive to employ global best practices in securing and monitoring code, applications, systems, processes, and data, and our data protection practices are regularly reviewed and validated by an external auditing firm. However, no information security program is perfect, and these efforts may be insufficient to protect sensitive information against illegal activities. We are exposed to additional liabilities from the various data protection laws enacted within the jurisdictions where we operate, as well as a risk of litigation in jurisdictions where there is a private right of action related to violations.

Technology is rapidly evolving, and if we do not continue to develop and improve our offerings and technology platforms, in response to these changes, our business could suffer.

Since the introduction of our online subscription services, our dependence on the use of sophisticated technologies and information systems, particularly including technologies and information systems provided by third parties, has increased. Moreover, our technology platforms will require us to continue cash investments (including business acquisitions) to expand existing offerings, improve the client experience, and develop complementary offerings. Our future success depends in part on our ability to adapt our services and infrastructure while maintaining and continuing to improve the performance, features, security, and reliability of our services in response to the evolving demands of the marketplace. Failure to adapt and improve these areas could have an adverse effect on our business, including our results of operations, financial position, and cash flows.

Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.

We are working to integrate artificial intelligence (AI) technologies in some of our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies will require resources to develop, test, and maintain such products, which could be costly. Third parties may be able to use AI to create technology that could reduce demand for our products. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, the use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, which could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property infringement claims.

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

•   Overall market volatility

•   Variations between our actual financial results and market expectations

•   Changes in key balances, such as cash and deferred revenues

•   Currency exchange rate fluctuations

•   Unexpected asset impairment charges

These factors, among others, may have an adverse effect upon our stock price in the future.

Liquidity and Capital Resource Risks

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

Our 2023 Credit Agreement requires us to comply with customary non-financial terms and conditions as well as specified financial ratios. Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts owed on the credit agreement. Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors. We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flows may be insufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may be unsuccessful, and we may not meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our 2023 Credit Agreement and subsequent modifications, may restrict us from pursuing any of these alternatives.

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions.

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

We have directly owned offices that serve clients in Austria, Australia, China, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including, but not limited to:

•Restrictions on the movement of cash

•The absence in some jurisdictions of effective laws to protect our intellectual property rights

•Political instability

•Compliance with extensive and evolving laws and regulations that are often ambiguous or inconsistently enforced

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

We have operations in China, which exposes us to risks inherent in doing business in that country.

Operating in China exposes us to political, legal, and economic risks. In particular, the political, legal, and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, intellectual property, currency controls, network security, employee benefits, and other matters. In addition, we or third parties with whom we contract, may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In other cases, we may be forced to expend a significant amount of resources to obtain the requisite legal permits or otherwise be required to forfeit such permits. Moreover, the Chinese government may impose additional regulations regarding our business. The government may regulate or apply a substantially different set of requirements to our business than anticipated, in which case we may need to invest a significant amount of resources and time before we can operate in the country. Any of these events may materially and adversely affect our business, financial condition, and results of operations. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs, and duties in China. Furthermore, third parties that we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition, and results of operations could be materially and adversely affected.

The Company’s use of accounting estimates involves judgment and could impact our financial results.

Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report under the section entitled, Use of Estimates and Critical Accounting Policies. In addition, as discussed in various footnotes to our financial statements as found in Item 8, we make certain estimates for loss contingencies, including decisions related to legal proceedings and reserves. Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates. If our estimates or assumptions underlying such contingencies and reserves prove incorrect, we may be required to record additional adjustments or losses relating to such matters, which would negatively affect our financial results.

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

Extreme weather conditions in the areas in which our suppliers, customers, distribution facilities, offices, and headquarters are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires, and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our customers, vendors, and suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, distribution facilities, and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties’ computer, network, telecommunication, and other systems and operations. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers, replace capacity at key distribution locations, or quickly repair damage to our information technology systems, our ability to serve our customers could be adversely affected. These events could result in reputational damage, lost sales, cancellation charges, or markdowns, all of which could have an adverse effect on our business, results of operations, and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Cybersecurity risk management is a key component of our overall risk management efforts at Franklin Covey. We have implemented a layered cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may have material effects on the confidentiality, integrity, and availability of our information systems, networks, and offerings. Cybersecurity risk is addressed at both management and Board of Director levels as described below.

Management’s Role in Assessing Cybersecurity Risk and Directing Strategy

At the management level, primary responsibility for assessing and managing cybersecurity threats and material risks rests with our Chief Information Officer (CIO), who reports directly to our Executive Vice-President of Operations. Our CIO has over two decades of experience in information technology and cybersecurity and is a Certified Information Systems Security Professional (CISSP). The CIO leads a team of five other information system professionals, three of whom also have CISSP credentials. Our CIO and cybersecurity team are responsible for understanding, managing, and communicating cybersecurity risk to our management and works with our legal department to oversee compliance with various legal, regulatory, and contractual cybersecurity requirements.

Our cybersecurity program is aligned with the National Institute of Standards and Technology (NIST) 800 Cybersecurity Framework and uses a layered strategy, relying on technology and human processes to safeguard our systems and client data. Our cybersecurity strategy utilizes numerous layers of security controls, processes, and procedures across our information systems and networks, including but not limited to, multi-factor authentication, identity access management, endpoint security, mobile security, application security, network security, web security, and encryption. We also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support and operations; and other functions. The Company provides ongoing mandatory cybersecurity training for associates that is intended to help them understand cybersecurity risks and comply with our cybersecurity policies.

We engage third party professionals to assess our cybersecurity program and to perform audits of portions of our cybersecurity control environment based on risk or where necessary to ensure regulatory compliance. In addition, our internal audit function regularly meets with the cybersecurity team and is implementing a program to periodically test the control framework and operation of our cybersecurity incident response plan. The results of these tests will be presented directly to the Audit Committee of the Board of Directors.

The cybersecurity team meets frequently to monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. In the event of a cybersecurity incident, we have developed an incident response plan which is designed to “respond, restore, and resume” operation of our information systems and platforms. Our incident response plan also governs our immediate response to attacks, including detection, notification, escalation, assessment, and remediation efforts. The cybersecurity team routinely tests the incident response plan across the organization to validate the procedures for appropriately assessing and escalating risks and incidents. Our cybersecurity team may also coordinate its incident response efforts with external advisors and key stakeholders if necessary.

Board of Director Oversight

The Audit Committee of the Board of Directors has the primary responsibility for cybersecurity risk oversight, including risk priorities, resource allocation, and oversight structures. The Audit Committee and Board of Directors receive regular reports from the CIO on a variety of topics including cybersecurity strategy, the threat landscape, recent developments and trends, and key initiatives. Our incident response plan includes documented protocols which govern established reporting thresholds for escalating cybersecurity incidents within the Company and where appropriate, to the Audit Committee or full Board of Directors.

Cybersecurity Risks, Threats, and Incidents

While we have not experienced any material cybersecurity incidents, there can be no guarantee that we, or any third parties with which we interact, will not be the subject of future successful attacks, threats, or incidents. We rely significantly on information technology for the operation of our business, including our All Access Pass and Leader in Me portals. For more information on cybersecurity risks we face, refer to Part I, Item 1A Risk Factors under the section entitled Cybersecurity and Information Technology Risks, which should be read in conjunction with the information presented in this Item 1C.

ITEM 2. PROPERTIES

As of August 31, 2024, our principal executive offices in Salt Lake City, Utah occupy approximately 54,000 square feet of leased office space that is accounted for as a financing obligation, which expires in June 2025. This facility accommodates our executive team and corporate administration, as well as other professionals. The corporate headquarters is utilized by personnel in both our Enterprise and Education Divisions. The master lease agreement on our principal executive offices contains six five-year renewal options that may be exercised at our discretion. Additionally, we occupy leased sales and administrative offices both in the United States and various countries around the world as shown below. These additional facilities are accounted for as operating leases.

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods. Our international sales offices are in the following locations:

Banbury, England

Tokyo, Japan

China: Beijing, Shanghai, Guangzhou, and Shenzhen

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2024, we were not party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position, liquidity, or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expectations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2024 or 2023. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the Board of Directors deems relevant. We currently anticipate that we will retain all available funds to finance future growth and business opportunities, repay our debt obligations, and to repurchase outstanding shares of our common stock.

As of October 31, 2024, we had 13,184,271 shares of common stock outstanding, which were held by 438 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock

The following table summarizes the purchases of our common stock during our fourth fiscal quarter, which ended August 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
June 1, 2024 to June 30, 2024	-	$-	-	$50,000

July 1, 2024 to July 31, 2024	127,252	$40.00	127,252	$45,095

August 1, 2024 to August 31, 2024	-	$-	-	$45,095

Total Common Shares	127,252	$40.00	127,252

(1)On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan, which was nearly fully utilized, was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. Amounts shown in the table include the applicable 1% excise tax on our purchases of common stock for treasury.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2019 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, and the critical accounting estimates of Franklin Covey Co. (also referred to as we, us, our, the Company, FranklinCovey, and Franklin Covey) and subsidiaries. This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K and the Risk Factors discussed in Item 1A of this Annual Report on Form 10-K. Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Annual Report on Form 10-K.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income or loss excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring costs and impaired asset charges. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to net income, a related GAAP measure, please refer to Note 16 Segment Information to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

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

1.World Class Content – Our content is based on timeless principles of human effectiveness and is designed to help people change both their mindset and behavior. When our content is applied consistently in an organization, we believe the culture of that organization will change and improve to enable the organization to get desired results and achieve its own great purposes.

2.Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and Leader in Me membership subscriptions, intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, blended learning, and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities over the past few years have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location.

3.Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries that serve clients in Australia, New Zealand, China, Japan, the United Kingdom, Ireland, Germany, Switzerland, and Austria; and we contract with independent licensee partners who deliver our content and provide services in approximately 150 countries and territories around the world. Our capabilities allow us to serve a wide range of clients from small locally owned entities to large multinational enterprises.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, Multipliers, The 4 Disciplines of Execution, and Trust & Inspire, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, Leadership, and Education. We believe that our offerings help individuals, teams, and entire organizations transform their results through achieving systematic, sustainable, and measurable changes in human behavior. Our offerings are described in further detail at www.franklincovey.com. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K, and the descriptions found therein should not be viewed as a warranty or guarantee of results.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2024, fiscal 2023, and fiscal 2022 refer to the twelve-month periods ended August 31, 2024, 2023, 2022, and so forth.

Key Strategic Objectives

The theme of our fiscal 2025 Company kickoff was, “Honoring Our Legacy, Creating Our Future.” This phrase provides the framework for our overall strategy and key objectives as we seek to leverage our time-tested, principle-based content which has been developed and refined over many years while accelerating the growth of our business in the future to impact more people and organizations throughout the world. Building on the success of our subscription-based business model, we believe there are four key priorities in fiscal 2025 that will drive our strategic initiatives, impact our investment decisions, and provide a foundation for accelerated growth in the future. These strategic objectives consist of the following:

•Transform How We Go to Market –In order to reach more individuals and organizations, we seek to become more effective in getting our solutions into the world. The way we market and sell is expected to support landing new clients and expanding existing clients at higher rates than ever before. Starting in fiscal 2024, we launched a series of initiatives designed to reinvent how we market and sell our offerings. This process started with the hiring of a new Chief Revenue Officer, who is in the process of reorganizing our domestic sales force to reach and obtain more clients faster and more efficiently than ever before. We intend to invest approximately $16 million in fiscal 2025 to reorganize our sales force, hire new sales and marketing associates, and implement the new selling strategy. These efforts may have a short-term adverse impact to our financial results in fiscal 2025 as we invest and the initiatives are implemented, but the new selling strategy is expected to create the foundation for sustainable accelerated revenue and earnings growth in future periods.

•Be the Partner of Choice to Leaders – We intend to focus more intensely on being the partner of choice to leaders who need collective action to achieve their most important outcomes. High-trust cultures are built on the foundation of impactful leaders and effective individuals who use a common language, or rigorous execution system to achieve their most important goals. Our time-tested principle-based leadership and effectiveness content provides the foundation for leaders to develop their leadership abilities and to improve the effectiveness of their associates, which leads to an entity that achieves results. We seek to be the trusted partner of choice to leaders regardless of their industry, market, or company size.

•Build Best-in-Class Solutions – We are fortunate to have durable principle-based content as the foundation of our offerings. In fiscal 2025 and in the future, we will seek to create blockbuster solutions to address our clients’ most important challenges, while combining content, people, and technology to drive meaningful results. Over the years we have invested millions of dollars in people, content, and technology to build the capabilities to dramatically increase the impact and scale of our solutions. In fiscal 2025 and future periods, we expect to offer new and refreshed content and solutions, including a significantly refreshed The 7 Habits of Highly Effective People offering (early fiscal 2025) and new material for our Leader in Me program; make continued investments in our Impact Platform to continuously improve the user experience and to build-in new technology; and work to integrate content, client personnel, and technology in a manner that will help our clients build winning cultures. We consistently seek to provide our clients world-class solutions, using the best technology, that will allow them to transform their organizations into high-performing entities.

•Enable High Performance – We seek to enable each associate to be a high-performing achiever with heart, equipped with the right knowledge, skills, and tools. We also seek to establish a high bar for performance combined with the resources and leadership to help associates succeed in their role. We strive to maintain a culture that provides a great place to work and allows individuals to contribute their best talents and abilities while requiring a high level of performance. We believe a high-performance, people-friendly atmosphere produces better solutions for our clients and feelings of well-being and satisfaction for our associates.

We believe the pursuit of these strategic priorities will enable us to make more progress toward our mission of enabling greatness in both people and organizations and our vision to impact billions. In addition, we believe that successful implementation of these objectives will provide our associates with additional resources and opportunities for growth and impact in the future and will drive results that will provide return to our shareholders.

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

Fiscal 2024 Financial Overview

Our fiscal 2024 results were strong and featured increased revenues, improved operating and net income, increased Adjusted EBITDA, and increased cash flows from operating activities. We believe that our financial results in fiscal 2024 reflect the strength and durability of our subscription-based business model which is driven by 1) our clients’ mission critical challenges, which are typically more intense during periods of economic uncertainty; 2) our effective solutions for helping clients successfully address these challenges, which can be flexibly utilized to meet each organization’s needs; and 3) our strength in acquiring, retaining, and expanding meaningful client relationships.

Our consolidated revenue for fiscal 2024 increased $6.7 million to a new annual sales record of $287.2 million compared with $280.5 million in fiscal 2023. In constant currency, our consolidated sales grew to $288.2 million for fiscal 2024. Revenue growth in fiscal 2024 was primarily attributable to increased subscription and subscription services in both of our Enterprise and Education Divisions and increased classroom materials sales in our Education Division. Revenue growth in fiscal 2024 was the result of a combination of contract renewals, expansions, new customers, and price increases. Other revenue information for fiscal 2024 includes the following:

•Enterprise Division revenue in fiscal 2024 grew 2% to $208.8 million compared with $205.7 million in fiscal 2023. Increased AAP subscription and subscription services revenues through our direct offices were partially offset by decreased revenue at our China office and decreased international licensee royalties. All Access Pass plus subscription services grew 4% to $164.8 million in fiscal 2024 compared with $158.0 million in the prior year. In constant currency, Enterprise Division sales were $209.8 million in fiscal 2024.

•For the fiscal year ended August 31, 2024, Education Division revenue increased 5% to $73.5 million compared with $69.7 million in fiscal 2023. Education Division revenue growth for the year was driven by increased revenues from classroom and training materials, membership subscriptions, and coaching and consulting. Delivery of training and coaching days remained strong during fiscal 2024, as the Education Division delivered nearly 400 more training and coaching days than the prior year. In fiscal 2024, the Education Division added 728 new Leader in Me schools in the United States and Canada. Year-over-year Leader in Me school retention remained high during fiscal 2024 at approximately 84%.

•At August 31, 2024, we had $107.9 million of deferred subscription revenue compared with $99.0 million at August 31, 2023. Our deferred subscription revenue noted above at August 31, 2024 and August 31, 2023 includes $6.7 million and $3.7 million, respectively, of deferred subscription revenue that was classified as long-term based on expected recognition. Our unbilled deferred revenue at August 31, 2024 was $75.2 million compared with $87.4 million at the end of fiscal 2023. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated revenue by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2024	Change	2023	Change	2022
Enterprise Division:
Direct offices	$197,610	2	$194,021	6	$183,845
International licensees	11,229	(4)	11,645	10	10,551
	208,839	2	205,666	6	194,396
Education Division	73,519	5	69,736	13	61,852
Corporate and other	4,875	(5)	5,119	(22)	6,593
Consolidated revenue	$287,233	2	$280,521	7	$262,841

Gross profit consists of net revenue less the cost of services provided or the cost of goods sold. Our cost of revenue includes the direct costs of delivering content onsite at client locations, including presenter costs; amortization of previously capitalized curriculum development costs; content royalties; materials used in the production of training products and related assessments; manufacturing labor costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Our consolidated cost of revenue in fiscal 2024 totaled $66.2 million compared with $67.0 million in fiscal 2023. Consolidated gross profit for the fiscal year ended August 31, 2024 increased $7.6 million to $221.1 million, compared with $213.5 million in fiscal 2023, and increased primarily due to higher revenue as described above. Our gross margin in fiscal 2024 remained strong and increased to 77.0% compared with 76.1% in the prior year.

Our operating expenses in fiscal 2024 increased $0.9 million compared with the prior year due to $3.0 million of restructuring costs and a $0.9 million impaired asset charge. These increases were partially offset by decreased selling, general, and administrative (SG&A) expenses, reduced depreciation expense, and decreased amortization expense. As a percentage of revenue, our SG&A expenses decreased to 61.3% in fiscal 2024 compared with 63.4% in fiscal 2023. During fiscal 2024, we restructured various areas of our operations, including our sales force, and incurred $3.0 million of expense, primarily from severance benefits for associates who were impacted by the restructuring initiatives. We also impaired a student leadership assessment which was being developed for our Education Division. Due to societal changes in perception regarding the collection of student information and potential legal challenges, we determined that it was in the best interest of the Company to suspend further development of the student leadership assessment and impair the associated asset. Decreased SG&A expenses were primarily due to reduced headcount from restructuring activities initiated in fiscal 2024 and various cost cutting measures introduced during the fiscal year.

Despite the impact of restructuring and impaired asset costs, our fiscal 2024 income from operations improved 25% to $33.0 million compared with $26.4 million in fiscal 2023. Fiscal 2024 pre-tax income increased 28%, or $7.2 million, to $33.0 million compared with $25.9 million in the prior year, reflecting less interest expense and the other financial metrics noted above.

Our effective income tax rate for fiscal 2024 was approximately 29% compared with an effective income tax rate of approximately 31% in fiscal 2023. Our effective tax rate for fiscal 2024 was higher than the statutory tax rate primarily due to non-deductible executive compensation and an increase in the valuation allowance against our deferred income tax assets, which were partially offset by benefits for share-based compensation deductions in excess of the corresponding book expense and the tax differential on income subject to both U.S. and foreign taxes. Our effective rate in fiscal 2023 was higher than statutory rates primarily due to tax expense from non-deductible executive compensation.

Net income for the year ended August 31, 2024 was $23.4 million, or $1.74 per diluted share, compared with $17.8 million, or $1.24 per diluted share, for fiscal 2023. Our Adjusted EBITDA for fiscal 2024 increased 15% to $55.3 million compared with $48.1 million in the prior year, reflecting the above-noted factors. In constant currency, our Adjusted EBITDA for fiscal 2024 was $55.8 million.

Further details regarding these items can be found in the comparative analysis of fiscal 2024 with fiscal 2023 as discussed within this Management’s Discussion and Analysis.

Our liquidity, financial position, and capital resources remained strong throughout fiscal 2024. At August 31, 2024, we had $48.7 million of cash, with no borrowings on our $62.5 million revolving credit facility, even after spending $30.7 million on purchases of our common stock during fiscal 2024. At August 31, 2023 we had $38.2 million of cash, and no borrowings on our revolving credit facility. Cash flows from operating activities remained strong and increased 69% to $60.3 million in fiscal 2024 compared with $35.7 million in fiscal 2023. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found within this Management’s Discussion and Analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2023 compared with fiscal 2022, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Form 10-K, which was filed with the SEC on November 13, 2023.

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

YEAR ENDED
AUGUST 31,	2024	2023	2022
Revenue	100.0	100.0	100.0
Cost of revenue	23.0	23.9	23.2
Gross profit	77.0	76.1	76.8

Selling, general, and administrative	61.3	63.4	64.0
Restructuring costs	1.0	0.2	-
Impaired asset	0.3	-	-
Depreciation	1.4	1.5	1.9
Amortization	1.5	1.6	2.0
Total operating expenses	65.5	66.7	67.9
Income from operations	11.5	9.4	8.9
Interest income	0.4	0.4	-
Interest expense	(0.4)	(0.6)	(0.6)
Income before income taxes	11.5	9.2	8.4

FISCAL 2024 COMPARED WITH FISCAL 2023 RESULTS OF OPERATIONS

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

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$197,610	100.0	$194,021	100.0	$3,589
Cost of revenue	35,180	17.8	37,106	19.1	(1,926)
Gross profit	162,430	82.2	156,915	80.9	5,515
SG&A expenses	112,054	56.7	112,717	58.1	(663)
Adjusted EBITDA	$50,376	25.5	$44,198	22.8	$6,178

For fiscal 2024, our Direct Office segment revenue grew 2% to $197.6 million compared with $194.0 million in fiscal 2023. During fiscal 2024, our AAP subscription revenue grew 7% to $106.3 million and our AAP subscription plus subscription services revenues grew 4% to $164.8 million compared with the prior year. During fiscal 2024, AAP subscription revenue retention levels remained strong and were greater than 90%. Increased subscription revenue growth in our Direct Offices during fiscal 2024 was partially offset by decreased legacy onsite presentation and add-on subscription services revenue in both the Company’s domestic and international offices. However, the booking pace for subscription services strengthened in the second half of fiscal 2024 and we are confident that subscription service sales will improve in fiscal 2025. Foreign direct office sales in fiscal 2024 were adversely impacted by decreased revenue in our China operations and by weak economic conditions in many of the countries in which we operate. Fiscal 2024 revenue from our China office decreased by 24% compared with the prior year while the other international direct offices improved slightly compared with fiscal 2023. The fluctuation of foreign exchange rates had a $0.8 million adverse impact on our Direct Office revenue and a $0.4 million unfavorable impact on our Direct Office operating results in fiscal 2024.

Gross Profit. Gross profit increased primarily due to sales performance as previously described. Direct Office gross margin remained strong and increased to 82.2% of sales compared with 80.9% in the prior year. Our Direct Office gross margin improved primarily due to the mix of services and products sold to clients compared with the prior year.

SG&A Expense. Direct Office SG&A expense decreased primarily due to reduced associate costs resulting from decreased headcount compared with the prior year.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$11,229	100.0	$11,645	100.0	$(416)
Cost of revenue	1,258	11.2	1,138	9.8	120
Gross profit	9,971	88.8	10,507	90.2	(536)
SG&A expenses	4,324	38.5	4,633	39.8	(309)
Adjusted EBITDA	$5,647	50.3	$5,874	50.4	$(227)

Sales. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. In fiscal 2024, our international licensees’ revenue decreased by 4%, or $0.4 million, which was primarily due to a $0.3 million decrease in royalty revenues and a $0.1 million decrease in our share of AAP revenue. Licensee royalty revenue declined primarily due to economic challenges in many of the countries in which our licensees operate and staffing issues at some of the licensee operations. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow in future periods, difficult macroeconomic conditions, such as slowing economic growth and regional conflicts may negatively impact our licensees’ operations and reduce growth compared with our expectations. Foreign exchange rates had a $0.2 million adverse impact on international licensee revenues and operating results during fiscal 2024.

Gross Profit. Gross profit decreased primarily due to decreased revenue as previously described. Gross margin remained strong at 88.8% compared with 90.2% in the prior year and declined due to decreased royalty revenue compared with the prior year.

SG&A Expense. International licensee SG&A expenses decreased by $0.3 million compared with fiscal 2023 primarily due to reduced variable compensation on lower revenue and operating results, and efforts to reduce operating expenses in the international licensee segment that were initiated during fiscal 2024.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2024	Sales	2023	Sales	Change
Revenue	$73,519	100.0	$69,736	100.0	$3,783
Cost of revenue	26,370	35.9	25,318	36.3	1,052
Gross profit	47,149	64.1	44,418	63.7	2,731
SG&A expenses	37,627	51.2	36,992	53.0	635
Adjusted EBITDA	$9,522	13.0	$7,426	10.6	$2,096

Sales. Education Division revenue for the fiscal year ended August 31, 2024, increased 5%, or $3.8 million, compared with fiscal 2023. Fiscal 2024 growth was primarily driven by increased revenues from classroom and training materials, membership subscriptions, and coaching and consulting. Our classroom and training materials revenue increased due in part to a new initiative with a state that began in the third quarter, and which favorably impacted the second half of fiscal 2024. During fiscal 2024, we invoiced $9.5 million related to this new state-wide initiative, which included $2.2 million of classroom and other training materials. Training materials are recognized in revenue upon shipment of the product and total materials revenue increased 13% over fiscal 2023. Education subscription and subscription services revenues in fiscal 2024 increased 3% compared with fiscal 2023, and coaching and consulting revenue increased 2% compared with the prior year. The delivery of training and coaching days remained strong in fiscal 2024 as the Education Division delivered nearly 400 more training and coaching days than the prior year, which are recognized as revenue when they are delivered. We continue to be generally pleased with the strength and momentum of our Education Division, which added 728 new Leader in Me schools during fiscal 2024. As of August 31, 2024, the Leader in Me program is used in over 3,700 schools in the United States and Canada, compared with over 3,500 schools at the end of fiscal 2023.

Gross Profit. Education Division gross profit increased primarily due to increased revenue as previously described. Education segment gross margin remained strong and increased to 64.1% compared with 63.7% in the prior year and improved primarily due to increased margin on materials sold, decreased product amortization costs, and improved Symposium event margins during fiscal 2024.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel, changes to compensation plans, and increased commissions on higher revenue.

Other Operating Expense Items

Depreciation – Depreciation expense decreased $0.4 million compared with the prior year primarily due to the full depreciation of certain assets during the fiscal year. We currently expect depreciation expense will total approximately $3.5 million in fiscal 2025.

Amortization – Amortization expense decreased $0.1 million compared with fiscal 2023 due to the full amortization of certain intangible assets from previous business acquisitions. We currently expect intangible asset amortization expense will total $4.2 million during fiscal 2025.

Interest Expense – Our interest expense for fiscal 2024 decreased $0.5 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on our corporate campus) compared with the prior year.

Income Taxes

Our effective income tax expense rate for the fiscal year ended August 31, 2024 was approximately 29%, compared with an income tax expense rate of approximately 31% in fiscal 2023. Our effective income tax rate for fiscal 2024 was higher than the statutory tax rate primarily due to tax expense of $3.2 million for non-deductible executive compensation and a $1.2 million increase in the valuation allowance against our deferred income tax assets, which were partially offset by a $2.6 million benefit for share-based compensation deductions in excess of the corresponding book expense and a $0.5 million benefit in tax differential on income subject to both U.S. and foreign taxes. Our effective income tax rate for fiscal 2023 was higher than the statutory tax rate primarily due to tax expense of $0.9 million for non-deductible executive compensation and $0.4 million in tax differential on income subject to both U.S. and foreign taxes, which were partially offset by a $0.4 million decrease in the valuation allowance against our deferred income tax assets.

We paid $4.2 million in cash for income taxes during fiscal 2024. As of August 31, 2024, we have utilized all of our foreign tax credit forwards and nearly all of our net operating loss carryforwards. We anticipate our total cash paid for income taxes over the coming years to approximate our total income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash at August 31, 2024 totaled $48.7 million, with no borrowings on our $62.5 million revolving credit facility. Of our $48.7 million of cash at August 31, 2024, $13.9 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, working capital expansion, capital expenditures (including curriculum development), debt payments, business acquisitions, and contingent payments from previous business acquisitions.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Total cash provided by (used for):
Operating activities	$60,257	$35,738	$52,254
Investing activities	(11,310)	(13,550)	(5,331)
Financing activities	(38,655)	(44,179)	(32,670)
Effect of exchange rates on cash	141	(296)	(1,153)
Increase (decrease) in cash and
cash equivalents	$10,433	$(22,287)	$13,100

Our Current Credit Agreement

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. Principal payments on the term loans consisted of quarterly payments totaling $1.25 million that were due and payable on the last business day of each March, June, September, and December until the term loan obligation was repaid in the fourth quarter of fiscal 2024. We believe the 2023 Credit Agreement provides significant flexibility and financial resources to allow us to grow the business in future periods.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement was due and payable when the term loan principal payments were due and payable. Interest on all other borrowings is due and payable on the last day of each month. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined 2023 Credit Agreement (refer to Note 5, Secured Credit Agreement to our consolidated financial statements for the interest rate structure).

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At August 31, 2024, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

At August 31, 2024 our debt structure was relatively simple and consisted of notes payable to the former owners of Strive Talent, Inc., and a long-term lease on our corporate campus that is accounted for as a financing obligation. For further information on our notes payable and leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2024.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, payments for direct costs necessary to conduct training programs, to fund changes in working capital, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during fiscal 2024 increased significantly to $60.3 million compared with $35.7 million in fiscal 2023. The difference was primarily attributable to increased operating income and favorable changes in working capital during the year. During fiscal 2024 our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows from Investing Activities and Capital Expenditures

During fiscal 2024 our cash used for investing activities totaled $11.3 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

We spent $6.9 million on the development of our various offerings and related content in fiscal 2024. We are expecting to launch new and significantly refurbished offerings in future periods, including a significantly refreshed version of our The 7 Habits of Highly Effective People offering in early fiscal 2025, and we believe continued investment in our offerings and content is key to future growth and the development of our subscription offerings. We currently expect that our capital spending for curriculum development will total $9.3 million in fiscal 2025.

Our purchases of property and equipment in fiscal 2024 totaled $3.7 million and consisted primarily of computer software and hardware, and leasehold improvements on our corporate campus. We currently anticipate that our purchases of property and equipment will total $5.3 million in fiscal 2025.

During the third quarter of fiscal 2024, we purchased the content rights for The Teacher Believed in Me (TBIM) for $1.5 million in cash. We believe the content in TBIM is compelling and fits well in our Leader in Me offering. While the author retains the copyright to TBIM, the agreement grants us broad rights for the development and use of TBIM content. The content license was payable in two $0.8 million payments with the final payment due in January 2025.

Cash Flows from Financing Activities

Our net cash used for financing activities in fiscal 2024 totaled $38.7 million. Our primary use of financing cash was $30.7 million used to purchase shares of our common stock, including $10.3 million used for shares withheld for income taxes on stock-based compensation awards distributed during fiscal 2024 (refer to Note 10, Shareholders’ Equity, to our consolidated financial statements). We also used $9.4 million of cash for principal payments on our notes payable and financing obligation during the fiscal year. Partially offsetting these uses of cash were $1.5 million of proceeds from our Employee Stock Purchase Plan participants to purchase shares of common stock during fiscal 2024.

On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date.

Our uses of financing cash during fiscal 2025 are currently expected to include required payments on our notes payable and financing obligation and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to meet the obligations on our notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations in fiscal 2025 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023 we entered into a new five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation – Associate and consultant compensation is our largest recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2024, we expensed approximately $169 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of revenue. Our associate costs include variable compensation such as commissions, incentives, and bonuses, and may fluctuate from year-to-year.

•Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, security upgrades, and utilize various software applications. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $10 million for information technology software and hardware during fiscal 2024.

•Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $9 million (excluding innovation associate compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2024.

•Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2024, we paid $4.2 million in cash for income taxes. We believe our use of cash for income taxes in future periods will more closely resemble our income tax provision and will fluctuate based on profitability as we have utilized most of our deferred tax assets as of August 31, 2024.

•Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2024 in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2025	2026	2027	2028	2029	Thereafter	Total
Required lease payments on
corporate campus	$3,301	$-	$-	$-	$-	$-	$3,301
Strive contingent
compensation(1)	740	770	-	-	-	-	1,510
Strive note payable	835	835	-	-	-		1,670
Purchase obligations	4,169	-	-	-	-	-	4,169
Minimum operating lease
payments	568	409	255	7	-	-	1,239
	$9,613	$2,014	$255	$7	$-	$-	$11,889

(1)The payment of contingent consideration resulting from prior business acquisitions is based on current estimates and projections. We reassess the fair value of estimated contingent consideration payments each quarter based on available information. The actual payment of contingent consideration amounts may differ in amount and timing from those shown in the table.

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

Stock-Based Compensation

Our shareholders have approved a performance-based long-term incentive plan that provides for grants of stock-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors. Under the terms of some equity awards, the number of common shares that are vested and issued to participants is variable and is based upon the achievement of specified performance objectives during defined service periods. Due to the variable number of common shares that may be issued under some of our equity awards, we reevaluate our performance-award grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared with the performance goals set for the award. Adjustments to the number of shares expected to vest, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the new estimated probable number of common shares to be awarded.

The analysis of our performance awards contains uncertainties because we are required to make assumptions and judgments about the timing and/or the eventual number of shares that will vest in each grant. The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the service periods. These forecasted amounts may be difficult to predict over the life of the awards due to changes in our business, such as from the introduction of subscription-based services, or other external factors, such as the recent pandemic, and their impact on our financial results. Events such as these may leave some previously approved performance measures obsolete or unattainable. The evaluation of performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and/or number of common shares expected to vest as described above. For example, uncertainties associated with the impact of and expected recovery from the recent pandemic resulted in a significant reversal of previously recognized performance award stock-based compensation expense in the period of assessment.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for credit losses calculation contains uncertainties because the calculation requires us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for credit losses calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for credit losses and may adversely impact our financial results. For example, a 10% increase to our allowance for credit losses at August 31, 2024 would decrease our reported income from operations by approximately $0.3 million.

For further information regarding the calculation of our allowance for credit losses, refer to the notes to our financial statements as presented in Item 8 of this Annual Report on Form 10-K.

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

We tested goodwill for impairment at August 31, 2024 at the reporting unit level using a quantitative approach. Based on the results of this analysis, we determined that it was more likely than not that the fair value of each of our reporting units was more than their carrying values. This determination and the underlying valuation model required judgment to estimate future cash flows and operating results and considered current operating results, expected future operating results, and various other factors such as macroeconomic conditions. Some of these factors are not within our control.

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

•significant negative industry or economic trends;

•significant change in market capitalization relative to book value; and/or

•significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment analysis during fiscal 2024, we determined that no impairment existed at August 31, 2024, as we determined that it was more likely than not that each reportable operating segment’s estimated fair value exceeded its carrying value.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period. Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability. These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods. For instance, during fiscal 2023 we recorded immaterial increases to the fair value of our contingent consideration liability compared with $0.1 million of net increases in fiscal 2022. We did not have any adjustments to the fair value of a contingent liability from a previous business acquisition in fiscal 2024. Business acquisitions in future periods may increase the volatility and amount of these charges. Changes to the fair value of contingent consideration liabilities are recorded as a component of SG&A expenses.

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures. We account for certain aspects of our income tax provision using the provisions of ASC 740-10-05, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. The provisions of ASC 740-10-05 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items. Taxes and penalties are components of our overall income tax provision.

We record previously unrecognized tax benefits in the financial statements when it becomes more likely than not (greater than a 50% likelihood) that the tax position will be sustained. To assess the probability of sustaining a tax position, we consider all available evidence. In many instances, sufficient positive evidence may not be available until the expiration of the statute of limitations for audits by taxing jurisdictions, at which time the entire benefit will be recognized as a discrete item in the applicable period.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-

looking statements regarding, among other things, our expectations about future sales levels and financial results, future training and consulting sales activity, expected benefits from restructuring plans and growth initiatives, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collections of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this Annual Report on Form 10-K for the fiscal year ended August 31, 2024, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans and initiatives; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass and Impact Platform; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may negatively affect our business.

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

Forward-looking statements are based on management’s expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future except as required by law. Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis and elsewhere in our filings with the SEC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. During the fiscal years ended August 31, 2024, 2023, and 2022, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

At August 31, 2024, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, fixed-rate notes payable from the purchase of Strive Talent, Inc., and potential contingent consideration resulting from previous business acquisitions. Since most of our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on our 2023 Credit Agreement. The effective interest rate on our line of credit facility is variable and was 6.9% at August 31, 2024. We did not have any borrowings against our available line of credit at August 31, 2024. However, if interest rates increase, and we borrow amounts on our 2023 Credit Agreement, we will incur additional interest expense on these variable-rate loans in future periods. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7% and expires in June 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey and subsidiaries (the “Company”) as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2024, of the Company and our report dated November 12, 2024, expressed an unqualified opinion on those financial statements.

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

November 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2024 and 2023, the related consolidated income statements and statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 12, 2024

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2024	2023
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$48,663	$38,230
Accounts receivable, less allowance for credit losses of $3,015 and $3,790	86,002	81,935
Inventories	4,002	4,213
Prepaid expenses	5,111	4,401
Other current assets	16,475	16,238
Total current assets	160,253	145,017

Property and equipment, net	8,736	10,039
Intangible assets, net	37,766	40,511
Goodwill	31,220	31,220
Deferred income tax assets	870	1,661
Other long-term assets	22,694	17,471
	$261,539	$245,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$835	$5,835
Current portion of financing obligation	3,112	3,538
Accounts payable	7,862	6,501
Deferred subscription revenue	101,218	95,386
Customer deposits	16,972	12,137
Accrued liabilities	32,454	28,252
Total current liabilities	162,453	151,649

Notes payable, less current portion	775	1,535
Financing obligation, less current portion	1,312	4,424
Other liabilities	10,732	7,617
Deferred income tax liabilities	3,132	2,040
Total liabilities	178,404	167,265

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	231,813	232,373
Retained earnings	123,204	99,802
Accumulated other comprehensive loss	(768)	(987)
Treasury stock at cost, 14,084 shares and 13,974 shares	(272,467)	(253,887)
Total shareholders’ equity	83,135	78,654
	$261,539	$245,919

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2024	2023	2022
In thousands, except per-share amounts

Revenue	$287,233	$280,521	$262,841
Cost of revenue	66,161	67,031	60,929
Gross profit	221,072	213,490	201,912

Selling, general, and administrative	175,941	177,951	168,069
Restructuring costs	3,008	565	-
Impaired asset	928	-	-
Depreciation	3,905	4,271	4,903
Amortization	4,248	4,342	5,266
Income from operations	33,042	26,361	23,674

Interest income	1,123	1,091	65
Interest expense	(1,119)	(1,583)	(1,675)
Income before income taxes	33,046	25,869	22,064
Income tax provision	(9,644)	(8,088)	(3,634)
Net income	$23,402	$17,781	$18,430

Net income per share:
Basic	$1.78	$1.30	$1.30
Diluted	1.74	1.24	1.27

Weighted average number of common shares:
Basic	13,171	13,640	14,147
Diluted	13,472	14,299	14,555

COMPREHENSIVE INCOME:
Net income	$23,402	$17,781	$18,430
Foreign currency translation adjustments, net of income
tax benefit (provision) of $(11), $(80), and $176	219	(445)	(1,251)
Comprehensive income	$23,621	$17,336	$17,179

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2024	2023	2022
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,402	$17,781	$18,430
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,153	8,613	10,169
Amortization of capitalized curriculum development costs	3,172	3,084	3,354
Deferred income taxes	1,885	4,748	121
Stock-based compensation expense	10,142	12,520	8,286
Impaired asset	928	-	-
Change in the fair value of contingent consideration liabilities	-	7	68
Amortization of right-of-use operating lease assets	760	834	913
Changes in assets and liabilities:
Increase in accounts receivable, net	(3,759)	(9,452)	(2,406)
Decrease (increase) in inventories	228	(692)	(1,048)
Increase in prepaid expenses and other assets	(1,414)	(88)	(2,692)
Increase (decrease) in accounts payable and accrued liabilities	403	(9,541)	4,358
Increase in deferred revenue and customer deposits	13,458	8,806	14,245
Increase (decrease) in income taxes payable	3,453	(195)	138
Decrease in other liabilities	(554)	(687)	(1,682)
Net cash provided by operating activities	60,257	35,738	52,254

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,694)	(4,515)	(3,177)
Capitalized curriculum development costs	(6,866)	(9,035)	(2,154)
Acquisition of content rights	(750)	-	-
Net cash used for investing activities	(11,310)	(13,550)	(5,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable financing	-	7,500	-
Principal payments on notes payable	(5,835)	(13,335)	(5,835)
Principal payments on financing obligation	(3,538)	(3,199)	(2,887)
Purchases of common stock for treasury	(30,749)	(35,555)	(23,850)
Payment of contingent consideration liabilities	-	(736)	(1,434)
Cash paid for new secured credit agreement	-	(393)	-
Proceeds from sales of common stock held in treasury	1,467	1,539	1,336
Net cash used for financing activities	(38,655)	(44,179)	(32,670)
Effect of foreign currency exchange rates on cash and cash equivalents	141	(296)	(1,153)
Net increase (decrease) in cash and cash equivalents	10,433	(22,287)	13,100
Cash and cash equivalents at beginning of the year	38,230	60,517	47,417
Cash and cash equivalents at end of the year	$48,663	$38,230	$60,517

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,205	$3,308	$3,210
Cash paid for interest	1,107	1,501	1,655

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized
curriculum financed by accounts payable	$1,036	$548	$529
Acquisition of content rights financed by accounts payable	750	-	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Income (Loss)	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2021	27,056	$1,353	$214,888	$63,591	$709	(12,889)	$(200,678)
Issuance of common stock from
treasury			(2,719)			258	4,055
Purchase of treasury shares						(585)	(23,850)
Unvested share award			(209)			13	209
Stock-based compensation			8,286
Cumulative translation
adjustments					(1,251)
Net income				18,430
Balance at August 31, 2022	27,056	1,353	220,246	82,021	(542)	(13,203)	(220,264)
Issuance of common stock from
treasury			(127)			98	1,666
Purchase of treasury shares						(885)	(35,555)
Unvested share award			(266)			16	266
Stock-based compensation			12,520
Cumulative translation
adjustments					(445)
Net income				17,781
Balance at August 31, 2023	27,056	1,353	232,373	99,802	(987)	(13,974)	(253,887)
Issuance of common stock from
treasury			(10,266)			643	11,733
Purchase of treasury shares						(776)	(30,749)
Unvested share award			(436)			23	436
Stock-based compensation			10,142
Cumulative translation
adjustments					219
Net income				23,402

Balance at August 31, 2024	27,056	$1,353	$231,813	$123,204	$(768)	(14,084)	$(272,467)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues, and expenses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in our prior period financial statements to conform with the current period presentation. On our consolidated income statement and statement of comprehensive income for the fiscal year ended August 31, 2023, we have separately presented $0.6 million of restructuring costs which were previously included with selling, general, and administrative expenses.

Cash and Cash Equivalents

Our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times these deposits may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. Of our $48.7 million of cash at August 31, 2024, $13.9 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Elements of cost in inventories include raw materials and direct labor. Cash flows from the sale of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows. Our inventories are comprised primarily of training materials, books, training-related accessories, and consisted of the following (in thousands):

AUGUST 31,	2024	2023
Finished goods	$4,002	$4,204
Raw materials	-	9
	$4,002	$4,213

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2024	2023
Deferred commissions	$14,784	$14,426
Other current assets	1,691	1,812
	$16,475	$16,238

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2024	2023
Land and improvements	$1,312	$1,312
Buildings	28,240	30,038
Machinery and equipment	401	495
Computer hardware and software	29,263	28,948
Furniture, fixtures, and leasehold
improvements	9,362	10,147
	68,578	70,940
Less accumulated depreciation	(59,842)	(60,901)
	$8,736	$10,039

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2024 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

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

During the annual impairment testing process, we have the option to first perform a qualitative assessment (commonly referred to as Step Zero) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. At August 31, 2024, we completed a quantitative assessment of our goodwill and concluded there were no impairments. Refer to Note 4, Intangible Assets and Goodwill for further information on our goodwill, including the allocation of our goodwill to our operating segments.

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

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2024, which totaled $6.9 million, was primarily to create new and refreshed offerings and content for the AAP, including a significantly refreshed The 7 Habits of Highly Effective People offering which is expected to be released early in fiscal 2025, and new offerings for our Education practice. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials, or a significant investment in new curriculum. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility have been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to the content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $15.3 million and $10.9 million at August 31, 2024 and 2023. Amortization of capitalized curriculum development costs is reported as a component of cost of revenue in the accompanying consolidated income statements and statements of comprehensive income.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2024	2023
Accrued compensation	$18,463	$17,974
Other accrued liabilities	13,991	10,278
	$32,454	$28,252

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

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign currency transaction losses totaled $0.1 million, $0.1 million, and $0.5 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated income statements and statements of comprehensive income.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). For further information on our revenue, refer to Note 2, Revenue.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of revenue. All costs incurred related to the shipping and handling of products are recorded in cost of revenue.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $5.2 million, $4.5 million, and $4.8 million for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.

Restructuring Costs

During fiscal 2024, we restructured certain areas of our operations to sharpen the focus of our efforts and resources on plans and initiatives to drive additional growth in the future. As a result of this restructuring plan, we reduced our workforce by more than 50 associates and incurred severance and legal expenses totaling $3.0 million. Approximately $2.5 million of the restructuring expense was attributable to the Direct Office segment, $0.4 million was attributable to the Education segment, and $0.1 million was attributable to corporate functions. We intend to invest the resources attributable to this restructuring in initiatives to drive future growth in both divisions. The remaining restructuring liability at August 31, 2024 totaled $0.4 million and is included in accrued liabilities in our consolidated balance sheet. The remaining accrued restructuring costs are expected to be paid in the first half of fiscal 2025.

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

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Accounting Pronouncements Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure primarily by requiring entities to provide more disaggregated expense information about their reportable segments. The new guidance also improves interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides guidance to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the effective income tax rate reconciliation and income taxes paid. This new guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public companies, the guidance in ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

2. REVENUE

We earn revenue from contracts with customers primarily through the delivery of our All Access Pass (AAP) and the Leader in Me membership subscription offerings, through the delivery of training days and training course materials (whether digitally or in person), and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office. We also earn revenues from leasing arrangements that are not accounted for under Topic 606. Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

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

•Identification of the performance obligations in the contract

•Determination of the transaction price

•Allocation of the transaction price to the performance obligations in the contract

•Recognition of revenue when the Company satisfies the performance obligations

Taxes assessed by a government authority that are collected from a customer are excluded from revenue.

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

We typically invoice our customers annually upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in unearned subscription revenue until the transfer of control has occurred and the amount is recognized in revenue.

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

Services and Products

We deliver Company-led training days from our offerings, such as The 7 Habits of Highly Effective People, at a customer’s location or live-online based upon a daily consultant rate and a set price for training materials. These revenues are recognized as the training days occur and the services are performed. Customers also have the option to purchase training materials and present our offerings through internal facilitators and not through the use of a Franklin Covey consultant. Revenue is recognized from these product sales when the materials are shipped. Shipping revenues associated with product sales are recorded in revenue with the corresponding shipping cost being recorded as a component of cost of revenue.

Royalties

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office. Licensee companies are unrelated entities that have been granted a license to translate our content and offerings, adapt the content to the local culture, and sell our content in a specific country or region. We recognize revenue on the upfront fees from the sale of a territory to a licensee over the term of the initial contract. Licensees are then required to pay us royalties based upon a percentage of their sales to clients. We recognize royalty income each reporting period based upon sales information reported to us from the licensees. Refer to the disaggregated revenue information presented in Note 16, Segment Information, for our royalty revenues in the fiscal years presented in this report.

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

Contract Balances

As described above, our subscription revenue is recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred subscription revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are recorded as customer deposits until the amount is applied to a subscription contract. Our deferred subscription revenue totaled $107.9 million at August 31, 2024 and $99.0 million at August 31,

2023, of which $6.7 million and $3.7 million were classified as components of other long-term liabilities at August 31, 2024 and August 31, 2023, respectively. During the fiscal years ended August 31, 2024 and 2023, we recognized $147.9 million and $139.0 million of previously deferred subscription revenue.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned subscription revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2024 we had $183.1 million of remaining performance obligations, including $107.9 million of deferred revenue related to our subscription offerings. The remaining performance obligation does not include customer deposits as those amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue. At August 31, 2024, we have $16.4 million of capitalized direct commissions, of which $14.8 million is included in other current assets and $1.6 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2024, we capitalized $20.9 million of commission costs to obtain revenue contracts and amortized $19.8 million of deferred commissions to selling, general, and administrative expense. At August 31, 2023, we had $15.3 million of capitalized direct commissions, of which $14.4 million was included in other current assets and $0.9 million in other long-term assets.

Refer to Note 16, Segment Information, to these consolidated financial statements for our disaggregated revenue information.

3. ACCOUNTS RECEIVABLE

Our trade accounts receivable are recorded at cost less an allowance for estimated credit losses, which is the net amount we expect to collect.

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon consideration of numerous factors, including historical bad debts, the age of customer receivable balances, industry trends, macroeconomic factors in the markets which we operate, and judgments about the creditworthiness of our customers based on ongoing credit evaluations. The allowance is adjusted as necessary to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share the same risk characteristics as other trade receivables are evaluated on an individual basis, including those associated with customers that have a higher probability of default. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Beginning balance	$3,790	$4,492	$4,643
Charged to costs and expenses	(64)	(66)	306
Deductions	(711)	(636)	(457)
Ending balance	$3,015	$3,790	$4,492

The deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. During each of fiscal 2024 and 2023, we received payment from customers whose accounts we had previously reserved against because of potential pandemic-related uncertainties. Accordingly, we reversed a portion of the allowance during each of these fiscal years to reflect the payments. At August 31, 2024, we had no remaining reserve for pandemic-related credit losses. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10% of our sales or accounts receivable in any year presented.

4. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2024	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$49,806	$(45,501)	$4,305
License rights	33,258	(26,889)	6,369
Customer lists	15,982	(15,589)	393
Acquired technology	7,282	(3,920)	3,362
Trade names	1,883	(1,586)	297
Non-compete agreements and other	930	(890)	40
	109,141	(94,375)	14,766
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$132,141	$(94,375)	$37,766

AUGUST 31, 2023
Finite-lived intangible assets:
Acquired content	$49,802	$(43,910)	$5,892
License rights	31,758	(25,461)	6,297
Customer lists	15,982	(15,272)	710
Acquired technology	7,282	(3,200)	4,082
Trade names	1,883	(1,408)	475
Non-compete agreements and other	930	(875)	55
	107,637	(90,126)	17,511
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$130,637	$(90,126)	$40,511

During fiscal 2024, we purchased the content rights for The Teacher Believed in Me (TBIM) for $1.5 million in cash. We believe the content in TBIM is compelling and fits well within our Leader in Me offering. While the author retains the copyright to TBIM, the agreement grants us broad rights for the development and use of TBIM content. The content license does not have an expiration date and the purchase price is payable in two installments of $0.8 million. We are amortizing the content license over a 10-year useful life, which is similar to other licenses, and the final payment is due in January 2025.

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2024 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period
Acquired content	2 to 3 years	26 years
License rights	3 to 10 years	26 years
Customer lists	3 years	12 years
Acquired technology	5 years	7 years
Trade names	2 years	5 years
Non-compete agreements and other	3 to 5 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $4.2 million, $4.3 million, and $5.3 million for the fiscal years ended August 31, 2024, 2023, and 2022. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2025	$4,229
2026	4,144
2027	3,296
2028	1,319
2029	1,076

Goodwill

We performed our annual testing of goodwill in accordance with the accounting policies described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We completed a quantitative assessment of our goodwill as of August 31, 2024 and concluded there were no impairments. We do not have any accumulated impairment charges against the carrying value of our goodwill. At each of August 31, 2024 and 2023, goodwill was allocated to our segments as shown below (in thousands):

Direct offices	$22,962
International licensees	5,928
Education practice	2,330
$31,220

5. SECURED CREDIT AGREEMENT

On March 27, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement with JPMorgan Chase Bank, N.A. (the 2019 Credit Agreement). KeyBank acts as the sole administrative and collateral agent under the 2023 Credit Agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the 2019 Credit Agreement, which was fully repaid in June 2024. The remaining $62.5 million is available as a revolving line of credit or for future term loans.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement was due and payable on the principal payment dates. Interest on all other borrowings is due the last day of each month. The interest rate for all borrowings on the 2023 Credit Agreement is based on the Secured Overnight

Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio calculated at the end of each fiscal quarter. On August 31, 2024, we did not have any outstanding term loan or line of credit debt, and the interest rate on the 2023 Credit Agreement was 6.9% at each of August 31, 2024 and 2023. We are also charged an unused credit commitment fee of 0.2% per annum, which is paid quarterly.

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

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. When any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement. At August 31, 2024, we believe that we were in compliance with the covenants and conditions of the 2023 Credit Agreement.

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

6. NOTES PAYABLE

At August 31, 2024, our notes payable consisted of a note payable to the former owners of Strive Talent, Inc., which was acquired in fiscal 2021. The note payable to the former owners of Strive is recorded at net present value and accrues interest at 3.6% until the obligation is paid in full. The previously outstanding term loan payable to the bank under the 2023 Credit Agreement was repaid in full, as scheduled, in June 2024. The balances and classification of our notes payable were as follows at the dates indicated (in thousands):

	Current Portion of Notes Payable		Notes Payable, Less Current Portion
	August 31,	August 31,	August 31,	August 31,
Description	2024	2023	2024	2023
Term loan payable	$-	$5,000	$-	$-
Strive acquisition note payable	835	835	775	1,535
	$835	$5,835	$775	$1,535

Principal payments of $1.25 million on our term loan payable under the 2023 Credit Agreement were due and payable on the last day of each March, June, September, and December until the term loan liability was fully repaid in 2024. Under the terms of the Strive acquisition, we pay the former principal owner of Strive $0.8 million each April for the first five years following the acquisition. The difference between the Strive Inc. note principal payments shown below and the amounts on our consolidated balance sheets above is interest that accrues over the life of the note. Remaining principal payments on our notes payable are as follows (in thousands):

YEAR ENDING	Term Loan	Strive Note
AUGUST 31,	Payable	Payable	Total
2025	$-	$835	$835
2026	-	835	835
	$-	$1,670	$1,670

7. FINANCING OBLIGATION

We previously sold our corporate headquarters campus located in Salt Lake City, Utah, and entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. The 20-year master lease agreement expires in June 2025 and contains six additional five-year renewal options that allow us to maintain our operations at the current location for up to 50 years at our sole discretion. Although the corporate headquarters facility was sold and we have no legal ownership of the property, the applicable accounting guidance prohibited us from recording the transaction as a sale since we subleased a significant portion of the property that was sold. In transition to the lease accounting guidance in ASC 842, we reassessed whether the contract met the sale criteria under the new leasing standard. Based on this assessment, we determined that the sale criteria under the new leasing standard was not met and we have continued to account for the corporate campus lease as a financing obligation on our consolidated balance sheet.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2024	2023
Financing obligation payable in
monthly installments of $341 at
August 31, 2024, including
principal and interest, with 2%
annual increases (imputed
interest at 7.7%), through
June 2025	$4,424	$7,962
Less current portion	(3,112)	(3,538)
Total financing obligation,
less current portion	$1,312	$4,424

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2025	$3,301
Thereafter	-
Total future minimum financing
obligation payments	3,301
Less interest	(189)
Present value of future minimum
financing obligation payments	$3,112

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated. At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be offset and eliminated from our consolidated financial statements. Due to the nature of the $1.3 million difference, we have classified the amount as long-term in our consolidated balance sheets.

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

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2024, we had operating leases with remaining terms ranging from less than one year to approximately four years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

	Balance Sheet
	Caption	Amount
Assets:
Operating lease right of use assets	Other long-term assets	$1,140

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	509
Long-Term:
Operating lease liabilities	Other long-term liabilities	631
		$1,140

Weighted Average Remaining Lease Term:
Operating leases (years)		2.4

Weighted Average Discount Rate:
Operating leases		6.7%

In fiscal 2024, we obtained $1.1 million of right-of-use operating lease assets in exchange for operating lease liabilities. Future minimum lease payments under our operating leases at August 31, 2024, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2025	$568
2026	409
2027	255
2028	7
2029	-
Thereafter	-
Total operating lease payments	1,239
Less imputed interest	(99)
Present value of operating lease liabilities	$1,140

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total rent expense recorded in selling, general, and administrative expense from our lease agreements totaled $1.1 million, $1.2 million, and $1.5 million for the fiscal years ended August 31, 2024, 2023, and 2022.

Lessor Accounting

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple tenants. These sublease agreements are accounted for as operating leases. We recognize sublease income on a straight-line basis over the life of the sublease agreement. The cost basis of our corporate campus is $36.6 million, which had a carrying value of $2.0 million at August 31, 2024. Sublease revenue through the end of our master lease agreement in June 2025 is expected to total $1.5 million. Sublease revenue totaled $1.9 million, $2.4 million, and $3.9 million during the fiscal years ended August 31, 2024, 2023, and 2022.

9. COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

We have a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $106,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. The current warehousing contract expires on July 1, 2025.

During fiscal years ended August 31, 2024, 2023, and 2022, we expensed $2.2 million, $2.7 million, and $2.5 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.5 million, $1.9 million, and $1.7 million during the fiscal years ended August 31, 2024, 2023, and 2022, respectively. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in sales and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2024, we had open purchase commitments totaling $4.2 million for products and services to be delivered primarily in fiscal 2025.

Letter of Credit

At August 31, 2024 and 2023, we had a standby letter of credit for $10,000. Nothing was drawn on this letter of credit at either August 31, 2024 or August 31, 2023.

Legal Matters and Loss Contingencies

We are the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2024, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10. SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.

Purchases of Treasury Stock

On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. During fiscal 2024, we purchased 524,548 shares of our common stock on the open market for $20.4 million, including 127,252 shares for $4.9 million under the terms of the new purchase plan approved in fiscal 2024. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

Purchases of common stock for treasury as presented on our consolidated statements of cash flows includes both shares purchased on the open market and shares withheld for statutory taxes on our stock-based compensation awards (Note 12) and include the applicable 1% excise tax. Shares withheld for income taxes are valued at the market price on the date the stock-based plan shares were distributed to participants. The composition of shares purchased by us were as follows for the periods presented (cost in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Shares	Cost	Shares	Cost	Shares	Cost
Open market purchases	524,548	$20,416	867,873	$34,720	499,411	$20,315
Shares withheld on awards	251,686	10,333	17,639	835	86,125	3,535
	776,234	$30,749	885,512	$35,555	585,536	$23,850

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

The book values of our financial instruments at August 31, 2024 and 2023 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2024 or 2023, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2024, our debt obligations consisted primarily of a note payable to the former owners of Strive. Our revolving line of credit is a negotiated component of our 2023 Credit Agreement (Note 5), which was completed in March 2023 and replaced the 2019 Credit Agreement. Since the interest rate for any obligation on our 2023 Credit Agreement is variable, the applicable interest rates and other conditions related to the term loan and revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

Contingent Consideration Liabilities from Business Acquisitions

The acquisition price of Jhana Education (Jhana), which was completed in fiscal 2017, included potential contingent consideration of up to $7.2 million through a specified measurement period, which lasted through July 2026. However, the contingent consideration metrics were met prior to the end of the measurement period, and we made the final contingent payments in fiscal 2023, which totaled $0.7 million. We measured the fair value of this contingent consideration liability at each reporting date based on a Monte Carlo simulation model. The fair value of the Jhana contingent consideration was a Level 3 measurement because we estimated consolidated Company and AAP sales over the measurement period. Changes to the fair value of the contingent consideration liabilities were recorded in selling, general, and administrative expenses in the accompanying consolidated income statements and statements of comprehensive income in the period of adjustment.

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

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized an additional 1,000,000 shares of common stock for issuance as stock-based payments. A more detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021. At August 31, 2024, the 2022 Plan had approximately 307,000 shares available for future grants.

Our ESPP is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2024, we had approximately 689,000 shares available for purchase by plan participants under the terms of the current shareholder approved ESPP.

The total compensation expense of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Performance awards	$8,275	$10,767	$6,133
Strive acquisition compensation	660	739	1,196
Unvested stock awards	880	700	673
Compensation cost of the ESPP	252	269	239
Fully vested stock awards	75	45	45
	$10,142	$12,520	$8,286

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. During fiscal 2024, we issued 666,440 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including our ESPP. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. During fiscal 2024, we withheld 251,686 shares of our common stock, with a fair value of $10.3 million, for statutory income taxes on stock-based compensation awards.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to our associates as long-term incentive awards. Some awards are based on the achievement of future goals and some awards are based upon the achievement of previously defined metrics, such as the achievement of specified levels of sales or days delivered. Compensation expense is recognized as we determine it is probable that the shares will vest and adjustments to compensation expense to reflect the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date. If all of our long-term performance awards outstanding at August 31, 2024 were to vest at the maximum number of shares that may be earned by participants, we have $13.1 million of unrecognized compensation expense related to our performance awards, which would be recognized over a weighted average period of 1.6 years.

Due to the significant impact of the COVID-19 pandemic on our results of operations in the third quarter of fiscal 2020, we determined that nearly all management long-term incentive plan (LTIP) award tranches based on qualified Adjusted EBITDA for outstanding LTIP awards would not vest before the end of the respective service periods. We therefore reversed the previously recognized stock-based compensation expense associated with these LTIP award tranches during fiscal 2020. On October 2, 2020, the Compensation Committee modified the terms of the fiscal 2020 LTIP to extend the service period of each performance-based tranche by two years and increase each qualified Adjusted EBITDA vesting target by $2.0 million. The time-based portion of the award was not modified. This modification impacted approximately 20 associates who were part of the 2020 LTIP, which vested on August 31, 2024. During the periods presented in this report, we reassessed the 2020 LTIP award (and other previously vested modified awards) using the modified terms and expensed the award based on the new vesting requirements and expected financial results over the revised service period.

LTIP Awards – The Compensation Committee has awarded annual performance-based stock compensation awards to members of our senior management as long-term incentive awards. All LTIP awards granted after fiscal 2020 have two tranches, which consist of: 1) shares that vest after three years of service, and 2) shares that vest based on the highest amount of rolling four quarter qualified Adjusted EBITDA earned in a three-year measurement period. The fiscal 2020 LTIP also includes a tranche that is based on the highest level of subscription sales achieved during the three-year measurement period, which was modified as described above. Twenty-five percent of a participant’s award vests after three years of service, and the number of shares awarded in this tranche does not fluctuate based on financial measures. The number of shares that vest to participants based on qualified Adjusted EBITDA achieved in the measurement period is variable and may be 50% of the award (minimum), 100% of the award (target), or up to 200% (maximum) of the participant’s award depending on the amount of qualified Adjusted EBITDA achieved. The following information is for our LTIP awards outstanding that included fiscal 2024 in the measurement period, which have been adjusted for forfeitures.

		Time-	Qualified Adjusted EBITDA Shares				End of
Award	Grant	Vested				Subscription	Service
Name	Date	Shares	Minimum	Target	Maximum	Sales	Period
2024 LTIP	October 6, 2023	26,749	40,114	80,217	160,434	-	August 31, 2026
2023 LTIP	October 14, 2022	25,767	38,646	77,275	154,550	-	August 31, 2025
2022 LTIP	February 4, 2022	23,764	35,638	71,275	142,550	-	August 31, 2024
2020 LTIP	October 18, 2019	23,701	24,705	49,410	98,820	42,347	August 31, 2024

We achieved the maximum payout parameters for the fiscal 2022 and fiscal 2020 LTIP awards and distributed the number of shares shown in the maximum column and subscription sales column during the first quarter of fiscal 2025.

Long-Term Incentive and Retention Equity Awards - On October 14, 2022, the Compensation Committee approved a new long-term incentive award for client partners, managing client partners, managing directors, and certain other associates that management believes are critical to our long-term success. For sales-related personnel, their award amounts are based upon meeting minimum sales levels and determining the value of the award based on their total sales performance for the fiscal year. For the other associates, their award amount was approved by the Compensation Committee. One-third of these award shares vest each year over a three-year service period and the number of shares earned does not fluctuate based on future financial metrics. In fiscal 2024 we granted 48,740 shares under the terms of this award to eligible associates and granted 40,009 shares in fiscal 2023. These awards are expected to be granted annually by the Compensation Committee to retain these key associates.

Strive Acquisition Compensation – We structured two parts of the consideration for the fiscal 2021 acquisition of Strive Talent, Inc. as potentially payable in shares of our common stock. Each of the following amounts may be payable in shares of our common stock or cash at our sole discretion:

•Contingent Consideration – A maximum of $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year measurement period. We measure the contingent consideration each quarter and divide the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Shares are required to be distributed within 45 days following the end of each quarter. Through August 31, 2024, we have recognized $2.2 million of stock-based compensation expense for the Strive contingent consideration payments.

•Bonus Payments – Approximately $1.0 million was payable 18 months following the Closing Date to stockholders and option holders of Strive who were still employed by the Company as of the 18-month date, subject to certain exceptions. We expensed these awards evenly over the 18-month service period and recognized $0.8 million of share-based compensation expense for these awards, which were distributed in October 2022.

We have reserved 200,000 shares of our common stock from our 2019 Omnibus Plan for payment of this consideration related to the acquisition of Strive.

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. Omnibus Incentive Plans, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. For fiscal 2024, each eligible director received a whole-share grant equal to $120,000 with a one-year vesting period. The Board of Director unvested awards are generally granted in January (following the Annual Shareholders’ Meeting) of each year, and shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 23,136 shares, 15,882 shares, and 13,260 shares of our common stock to eligible members of the Board of Directors during fiscal 2024, fiscal 2023, and fiscal 2022 as unvested stock awards. The fair value of shares awarded to the directors was $1.0 million in fiscal 2024, and $0.7 million in each of fiscal 2023 and fiscal 2022, as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.4 million in fiscal 2024, $0.3 million in fiscal 2023, and $0.2 million in fiscal 2022. The following information applies to our unvested stock awards for the fiscal year ended August 31, 2024:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2023	15,882	$45.34
Granted	23,136	41.50
Forfeited	-	-
Vested	(15,882)	45.34
Unvested stock awards at
August 31, 2024	23,136	$41.50

At August 31, 2024, there was $0.3 million of unrecognized compensation cost left on our unvested stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from unvested stock awards totaled $0.2 million for each of the fiscal years ended August 31, 2024, 2023, and 2022. The intrinsic value of our unvested stock awards at August 31, 2024 was $0.9 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 44,040 shares, 40,141 shares, and 36,960 shares of our common stock during the fiscal years ended August 31, 2024, 2023, and 2022, which had a corresponding cost basis of $0.8 million in fiscal 2024, $0.7 million in fiscal 2023, and $0.6 million in fiscal 2022. We received cash proceeds for these shares from ESPP participants totaling $1.5 million in each of fiscal 2024 and fiscal 2023; and $1.3 million during fiscal 2022.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward our client partners and training consultants for exceptional long-term performance. The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career. Five individuals qualified for these awards in fiscal 2024 and three individuals qualified for these awards in each of fiscal 2023 and fiscal 2022.

13. EMPLOYEE BENEFIT PLANS

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75% of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $2.9 million, $3.0 million, and $2.7 million during the fiscal years ended August 31, 2024, 2023, and 2022, respectively. We do not sponsor or participate in any defined-benefit pension plans.

14. INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Current:
Federal	$(4,040)	$-	$-
State	(1,675)	(791)	(1,221)
Foreign	(2,174)	(2,389)	(2,202)
	(7,889)	(3,180)	(3,423)

Deferred:
Federal	2,309	1,545	(9,339)
State	730	225	(889)
Foreign	(395)	216	24
Operating loss carryforward	(3,245)	(7,201)	7,150
Valuation allowance	(1,154)	372	2,845
Foreign tax credit carryforward
reduction	-	(65)	(2)
	(1,755)	(4,908)	(211)
	$(9,644)	$(8,088)	$(3,634)

The allocation of our total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Net income	$(9,644)	$(8,088)	$(3,634)
Other comprehensive income	(11)	(80)	176
	$(9,655)	$(8,168)	$(3,458)

Income before income taxes was generated as follows (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
United States	$32,456	$23,574	$21,152
Foreign	590	2,295	912
	$33,046	$25,869	$22,064

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements and statements of comprehensive income were as follows:

YEAR ENDED
AUGUST 31,	2024	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal effect	(4.0)	(4.7)	(3.9)
Valuation allowance	(3.5)	1.4	12.9
Foreign tax credit carryforward
reduction	-	(0.3)	-
Foreign jurisdictions tax differential	0.1	(0.2)	(1.1)
Tax differential on income subject
to both U.S. and foreign taxes	1.5	(1.4)	(0.2)
Uncertain tax positions	(0.3)	(0.9)	(0.8)
Non-deductible executive compensation	(9.7)	(3.6)	(5.5)
Non-deductible meals and entertainment	(0.8)	(0.7)	(0.1)
Other stock-based compensation	7.7	(0.4)	2.5
Other	0.8	0.5	0.7
	(29.2)%	(31.3)%	(16.5)%

Our effective income tax expense rate for fiscal 2024 of 29.2% was higher than the statutory tax rate primarily due to tax expense of $3.2 million for non-deductible executive compensation and a $1.2 million increase in the valuation allowance against our deferred income tax assets, which were partially offset by a $2.6 million benefit for share-based compensation deductions in excess of the corresponding book expense and a $0.5 million benefit in tax differential on income subject to both U.S. and foreign taxes.

Our effective income tax expense rate for fiscal 2023 of 31.3% was higher than the statutory tax rate primarily due to tax expense of $0.9 million for non-deductible executive compensation and $0.4 million in tax differential on income subject to both U.S. and foreign taxes, which were partially offset by a $0.4 million decrease in the valuation allowance against our deferred income tax assets.

The effective income tax expense rate for fiscal 2022 of 16.5% was lower than the statutory tax rate primarily due to a $2.8 million decrease in the valuation allowance against our deferred income tax assets and a $0.6 million benefit for share-based compensation deductions in excess of the corresponding book expense. These tax benefits were partially offset by tax expense of $1.2 million for non-deductible executive compensation.

We are subject to the anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI) under the Tax Cut and Jobs Act of 2017. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the Period Cost Method). We recorded no income tax expense in fiscal 2024, income tax expense of $0.2 million in fiscal 2023, and an insignificant amount of income tax expense in fiscal 2022 under the GILTI provisions.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2024	2023
Deferred income tax assets:
Stock-based compensation	$3,760	$4,222
Net operating loss carryforward	3,447	6,505
Foreign income tax credit
carryforward	-	4,253
Deferred revenue	2,970	1,677
Capitalized development costs	2,156	1,236
Bonus and other accruals	1,317	1,517
Sale and financing of corporate
headquarters	1,041	1,899
Inventory and bad debt reserves	923	1,094
Self-constructed tangible assets	404	-
Other	174	458
Total deferred income tax assets	16,192	22,861
Less: valuation allowance	(2,467)	(1,313)
Net deferred income tax assets	13,725	21,548

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,433)	(5,522)
Intangibles step-ups – finite lived	(1,873)	(2,541)
Self-constructed tangible assets	-	(5,476)
Intangible asset amortization	(4,217)	(4,189)
Deferred commissions	(3,827)	(3,598)
Unremitted earnings of foreign
subsidiaries	(505)	(521)
Property and equipment depreciation	(132)	(80)
Total deferred income tax liabilities	(15,987)	(21,927)
Net deferred income taxes	$(2,262)	$(379)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2024	2023
Long-term assets	$870	$1,661
Long-term liabilities	(3,132)	(2,040)
Net deferred income tax liability	$(2,262)	$(379)

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2024 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2015	2034	$1,491	$(1,491)	$-	$-
December 31, 2016	2035	3,052	(909)	(215)	1,928
July 15, 2017	2036	1,117	-	-	1,117
		5,660	(2,400)	(215)	3,045
Acquired NOL - Strive
December 31, 2018	No Expiration	947	(947)	-	-
December 31, 2019	No Expiration	869	(869)	-	-
December 31, 2020	No Expiration	1,133	(160)	(840)	133
April 25, 2021	No Expiration	553	-	-	553
		3,502	(1,976)	(840)	686

August 31, 2022	No Expiration	40,996	(27,787)	(13,209)	-
		$50,158	$(32,163)	$(14,264)	$3,731

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2024 and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2017 and fiscal 2018 primarily expire on August 31, 2037 and 2038, respectively. The state net operating loss carryforwards acquired through the purchase of Jhana stock expire between August 31, 2035 and August 31, 2036. The state net operating loss carryforwards acquired through the purchase of Strive stock expire between August 31, 2040 and August 31, 2041. The state net operating loss carryforwards generated in fiscal 2022 primarily expire on August 31, 2042.

During fiscal 2024 we utilized $4.5 million in U.S. foreign income tax credit carryforwards from prior years and $1.1 million in foreign tax credits generated during fiscal 2024. As of August 31, 2024, we have no remaining U.S. foreign tax credit carryforwards.

The valuation allowance against our deferred income tax assets at August 31, 2021 related primarily to the U.S. foreign tax credit carryforward from fiscal 2011, which we expected to expire in fiscal 2022, and losses of certain foreign subsidiaries. During fiscal 2022 we were able to utilize the U.S. foreign tax credit carryforward from 2011. The remaining valuation allowance at August 31, 2022 related primarily to the losses of certain foreign subsidiaries. During fiscal 2023 we reversed the valuation allowance for certain foreign subsidiaries and increased the valuation allowance for certain other foreign subsidiaries, for a net decrease in our total valuation allowance. During fiscal 2024 we decreased the valuation allowance for a certain foreign subsidiary and increased the valuation allowance for certain other foreign subsidiaries, for a net increase in our total valuation allowance. The remaining valuation allowance at August 31, 2024 relates primarily to the losses of certain foreign subsidiaries which we expect will expire unused.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Beginning balance	$1,313	$1,685	$4,530
Charged to costs and expenses	1,250	212	683
Deductions	(96)	(584)	(3,528)
Ending balance	$2,467	$1,313	$1,685

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2024.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Beginning balance	$1,618	$1,597	$1,594
Additions based on tax positions
related to the current year	491	188	77
Additions for tax positions in
prior years	73	290	207
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(255)	(186)	-
Other reductions for tax positions of
prior years	(288)	(271)	(281)
Ending balance	$1,639	$1,618	$1,597

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million at each of August 31, 2024 and 2023. Included in the ending balance of gross unrecognized tax benefits at August 31, 2024 is $1.0 million related to individual states’ net operating loss carryforwards. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties had an insignificant effect on our income tax expense in fiscal 2024 and increased our income tax expense by $0.1 million in each of fiscal 2023 and 2022. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets was $0.4 million at each of August 31, 2024 and 2023. During the next 12 months, we expect an immaterial change in unrecognized tax benefits.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2017-2024	Australia, Canada, and Japan
2016-2024	China
2019-2024	Germany, Switzerland, and Austria
2020-2024	United Kingdom, Singapore
2020-2024	United States – state and local income tax
2021-2024	United States – federal income tax

15. EARNINGS PER SHARE

The following schedule shows the components of the calculation of our earnings per share (EPS) for the periods indicated (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2024	2023	2022
Numerator for basic and
diluted earnings per share:
Net income	$23,402	$17,781	$18,430

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	13,171	13,640	14,147
Effect of dilutive securities:
Stock-based compensation
awards	301	659	408
Diluted weighted average shares
outstanding	13,472	14,299	14,555

EPS Calculations:
Net income per share:
Basic	$1.78	$1.30	$1.30
Diluted	1.74	1.24	1.27

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

•Corporate and Other – Our corporate and other information includes royalty revenue from Franklin Planner Corporation, leasing activities, shipping and handling revenues, and certain corporate administrative expenses.

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

We account for our segment information on the same basis as the accompanying consolidated financial statements (in thousands).

	Sales to
Fiscal Year Ended	External		Adjusted
August 31, 2024	Customers	Gross Profit	EBITDA
Enterprise Division:
Direct offices	$197,610	$162,430	$50,376
International licensees	11,229	9,971	5,647
	208,839	172,401	56,023
Education Division	73,519	47,149	9,522
Corporate and eliminations	4,875	1,522	(10,272)
Consolidated	$287,233	$221,072	$55,273

Fiscal Year Ended
August 31, 2023
Enterprise Division:
Direct offices	$194,021	$156,915	$44,198
International licensees	11,645	10,507	5,874
	205,666	167,422	50,072
Education Division	69,736	44,418	7,426
Corporate and eliminations	5,119	1,650	(9,432)
Consolidated	$280,521	$213,490	$48,066

Fiscal Year Ended
August 31, 2022
Enterprise Division:
Direct offices	$183,845	$148,051	$37,497
International licensees	10,551	9,382	4,964
	194,396	157,433	42,461
Education Division	61,852	41,206	8,408
Corporate and eliminations	6,593	3,273	(8,672)
Consolidated	$262,841	$201,912	$42,197

A reconciliation of Adjusted EBITDA to consolidated net income is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Segment Adjusted EBITDA	$65,545	$57,498	$50,869
Corporate expenses	(10,272)	(9,432)	(8,672)
Consolidated Adjusted EBITDA	55,273	48,066	42,197
Stock-based compensation	(10,142)	(12,520)	(8,286)
Increase in contingent
consideration liabilities	-	(7)	(68)
Restructuring costs	(3,008)	(565)	-
Impaired asset	(928)	-	-
Depreciation	(3,905)	(4,271)	(4,903)
Amortization	(4,248)	(4,342)	(5,266)
Income from operations	33,042	26,361	23,674
Interest income	1,123	1,091	65
Interest expense	(1,119)	(1,583)	(1,675)
Income before income taxes	33,046	25,869	22,064
Provision for income taxes	(9,644)	(8,088)	(3,634)
Net income	$23,402	$17,781	$18,430

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2024	2023	2022
Americas	$242,494	$233,479	$218,863
Asia Pacific	26,845	28,640	26,835
Europe/Middle East/Africa	17,894	18,402	17,143
	$287,233	$280,521	$262,841

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

Fiscal Year Ended	Services and			Leases and
August 31, 2024	Products	Subscriptions	Royalties	Other	Consolidated
Enterprise Division:
Direct offices	$89,774	$105,071	$2,765	$-	$197,610
International licensees	411	1,245	9,573	-	11,229
	90,185	106,316	12,338	-	208,839
Education Division	28,347	41,605	3,567	-	73,519
Corporate and eliminations	-	-	1,252	3,623	4,875
Consolidated	$118,532	$147,921	$17,157	$3,623	$287,233

Fiscal Year Ended
August 31, 2023
Enterprise Division:
Direct offices	$93,700	$97,992	$2,329	$-	$194,021
International licensees	428	1,327	9,890	-	11,645
	94,128	99,319	12,219	-	205,666
Education Division	26,803	39,662	3,271	-	69,736
Corporate and eliminations	-	-	1,250	3,869	5,119
Consolidated	$120,931	$138,981	$16,740	$3,869	$280,521

Fiscal Year Ended
August 31, 2022
Enterprise Division:
Direct offices	$93,324	$88,055	$2,466	$-	$183,845
International licensees	429	1,281	8,841	-	10,551
	93,753	89,336	11,307	-	194,396
Education Division	25,134	34,037	2,681	-	61,852
Corporate and eliminations	-	-	1,194	5,399	6,593
Consolidated	$118,887	$123,373	$15,182	$5,399	$262,841

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2024, we had wholly owned direct offices that serve clients in Australia, New Zealand, China, Japan, the United Kingdom, Ireland, Germany, Switzerland, and Austria. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2024	2023
United States/Canada	$28,552	$25,538
China	1,860	1,504
Japan	831	1,024
United Kingdom	712	782
Australia	230	100
Germany, Switzerland, and Austria	115	223
	$32,300	$29,171

17. RELATED PARTY TRANSACTIONS

CoveyLink Worldwide, LLC

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the content found in the books The Speed of Trust and Trust & Inspire, which are authored by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and derivative works such as Trust & Inspire, and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.7 million in each of the fiscal years ended August 31, 2024 and 2023, and $1.8 million during the fiscal 2022. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speakers’ services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $1.0 million, $1.4 million, and $0.8 million for payment on these presentations during the fiscal years ended August 31, 2024, 2023 and 2022. We had $0.3 million accrued for these royalties and speaking fees at each of August 31, 2024 and 2023, which were included as components of accrued liabilities on our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2024, 2023, and 2022, we expensed $0.1 million for these royalties. We had $0.1 million accrued to this executive officer at each of August 31, 2024 and 2023, respectively, as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings. During the fiscal years ended August 31, 2024, 2023, and 2022 we paid an insignificant amount, $0.2 million, and $0.3 million to this company for services provided.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2024, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2025. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

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

We have adopted an Insider Trading Policy governing transactions in our securities by our directors, officers, associates, and contract personnel that our management believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards of the NYSE. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	905(1)(2)	$-	996(3)(4)

(1)Excludes 23,136 shares of unvested stock awards that are subject to forfeiture.

(2)Amount includes 905,231 performance share awards that may be awarded under the terms of various long-term incentive plans, including stock-based compensation plans associated with the acquisition of Strive in fiscal 2021. The number of shares eventually awarded to participants through some of our long-term incentive plans is variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2024 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)Amount is comprised of the remaining shares authorized under our 2022 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2024 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)At August 31, 2024, we had approximately 689,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report:

1.Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2024, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2024 and 2023

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2024, 2023, and 2022

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(16)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey	(6)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(8)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(13)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(7)
10.5	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(7)
10.6*	Form of Change in Control Severance Agreement	(9)
10.7*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(10)
10.8*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(11)
10.9	Credit Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.10	Pledge and Security Agreement by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors party thereto, dated August 7, 2019	(12)
10.11	First Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated July 8, 2020	(14)
10.12	Separation Agreement and General Release between Scott J. Miller and Franklin Covey Co., dated November 2, 2020	(15)
10.13	Independent Contractor Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.14	Intellectual Property Agreement between Scott J. Miller and Franklin Covey Co., dated November 1, 2020	(15)
10.15	Consent and Second Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated April 26, 2021	(16)
10.16*	Franklin Covey Co. 2022 Omnibus Incentive Plan	(17)
10.17	Credit Agreement by and between KeyBank National Association and Franklin Covey Co., dated March 27, 2023	(18)

10.18	Security Agreement by and among KeyBank National Association and the subsidiary guarantors party thereto, dated March 27, 2023	(18)
19	Insider Trading Policy		éé
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
97*	Franklin Covey Co. Incentive Compensation Recovery Policy		éé
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		éé
101.SCH	Inline XBRL Taxonomy Extension Schema		éé
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	Inline Taxonomy Extension Definition Linkbase		éé
101.LAB	Inline Taxonomy Extension Label Linkbase		éé
101.PRE	Inline Extension Presentation Linkbase		éé
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		éé

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

(3)Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.

(4)Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**

(5)Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**

(6)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix C) filed with the Commission on December 12, 2005.**

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

** Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2024.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board of Directors	November 12, 2024
Robert A. Whitman
/s/ Anne H. Chow	Director	November 12, 2024
Anne H. Chow
/s/ Craig Cuffie	Director	November 12, 2024
Craig Cuffie
/s/ Donald J. McNamara	Director	November 12, 2024
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 12, 2024
Joel C. Peterson
/s/ Nancy Phillips	Director	November 12, 2024
Nancy Phillips
/s/ Efrain Rivera	Director	November 12, 2024
Efrain Rivera
/s/ Derek van Bever	Director	November 12, 2024
Derek van Bever
/s/ Paul S. Walker	President, Chief Executive Officer, and Director	November 12, 2024
Paul S. Walker
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 12, 2024
Stephen D. Young