Form 10-Q
period 2024-11-30
FRANKLIN COVEY CO
filed 2025-01-10
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,195,664 shares of Common Stock, $0.05 par value per share, as of December 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,294	$48,663
Accounts receivable, less allowance for credit losses of $2,141 and $3,015	61,419	86,002
Inventories	3,828	4,002
Prepaid expenses and other current assets	20,247	21,586
Total current assets	138,788	160,253

Property and equipment, net	8,733	8,736
Intangible assets, net	37,163	37,766
Goodwill	31,220	31,220
Deferred income tax assets	834	870
Other long-term assets	23,168	22,694
	$239,906	$261,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$835	$835
Current portion of financing obligation	2,166	3,112
Accounts payable	5,961	7,862
Deferred subscription revenue	88,868	101,218
Customer deposits	21,815	16,972
Accrued liabilities	23,893	32,454
Total current liabilities	143,538	162,453

Notes payable, less current portion	789	775
Financing obligation, less current portion	1,312	1,312
Other liabilities	10,707	10,732
Deferred income tax liabilities	2,913	3,132
Total liabilities	159,259	178,404

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	227,273	231,813
Retained earnings	124,385	123,204
Accumulated other comprehensive loss	(970)	(768)
Treasury stock at cost, 13,867 shares and 14,084 shares	(271,394)	(272,467)
Total shareholders’ equity	80,647	83,135
	$239,906	$261,539

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2024	2023
	(unaudited)

Revenue	$69,086	$68,399
Cost of revenue	16,375	16,122
Gross profit	52,711	52,277

Selling, general, and administrative	47,204	44,205
Restructuring costs	1,984	581
Depreciation	950	1,091
Amortization	1,098	1,071
Income from operations	1,475	5,329

Interest income	290	288
Interest expense	(178)	(341)
Income before income taxes	1,587	5,276
Income tax provision	(406)	(425)
Net income	$1,181	$4,851

Net income per share:
Basic	$0.09	$0.37
Diluted	0.09	0.36

Weighted average number of common shares:
Basic	13,092	13,244
Diluted	13,271	13,636

COMPREHENSIVE INCOME
Net income	$1,181	$4,851
Foreign currency translation adjustments,
net of income taxes of $0, and $0	(202)	51
Comprehensive income	$979	$4,902

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,181	$4,851
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,048	2,162
Amortization of capitalized curriculum costs	1,033	691
Stock-based compensation	2,167	2,897
Deferred income taxes	(216)	(1,048)
Amortization of right-of-use operating lease assets	162	199
Changes in assets and liabilities:
Decrease in accounts receivable, net	24,190	22,097
Decrease in inventories	161	100
Decrease in prepaid expenses and other assets	1,781	996
Decrease in accounts payable and accrued liabilities	(10,912)	(7,984)
Decrease in deferred revenue and customer deposits	(7,079)	(7,981)
Increase (decrease) in income taxes payable	(143)	557
Decrease in other long-term liabilities	(228)	(99)
Net cash provided by operating activities	14,145	17,438

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(998)	(1,072)
Curriculum development costs	(1,432)	(2,668)
Reacquisition of license rights	(324)	-
Net cash used for investing activities	(2,754)	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(1,250)
Principal payments on financing obligation	(945)	(855)
Purchases of common stock for treasury	(5,954)	(16,308)
Proceeds from sales of common stock held in treasury	320	356
Net cash used for financing activities	(6,579)	(18,057)
Effect of foreign currency exchange rates on cash and cash equivalents	(181)	88
Net increase (decrease) in cash and cash equivalents	4,631	(4,271)
Cash and cash equivalents at the beginning of the period	48,663	38,230
Cash and cash equivalents at the end of the period	$53,294	$33,959

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$745	$822
Cash paid for interest	143	337

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum
financed by accounts payable	$305	$45
Consideration for reacquired license rights from liabilities of seller	168	-
Acquisition of right-of-use operating lease assets for operating lease liabilities	-	121

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2024	27,056	$1,353	$231,813	$123,204	$(768)	(14,084)	$(272,467)
Issuance of common stock from
treasury			(6,707)			363	7,027
Purchases of common shares
for treasury						(146)	(5,954)
Stock-based compensation			2,167
Cumulative translation
adjustments					(202)
Net income				1,181
Balance at November 30, 2024	27,056	$1,353	$227,273	$124,385	$(970)	(13,867)	$(271,394)

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter ended November 30, 2024, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2025, or for any future periods.

Reclassifications

Certain reclassifications have been made in our prior period financial statements to conform with the current period presentation. On our consolidated income statement and statement of comprehensive income for the quarter ended November 30, 2023, we have separately presented $0.6 million of restructuring costs which were previously included with selling, general, and administrative expenses.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 30,	August 31,
	2024	2024
Finished goods	$3,828	$4,002
Raw materials	-	-
	$3,828	$4,002

NOTE 3 – REVENUE

Contract Balances

Our deferred subscription revenue totaled $95.7 million at November 30, 2024, and $107.9 million at August 31, 2024, of which $6.8 million and $6.7 million were classified as components of other long-term liabilities at November 30, 2024 and August 31, 2024, respectively. During the quarter ended November 30, 2024, we recognized $36.9 million of previously deferred subscription revenue.

Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services. Deferred revenue is recognized in revenue as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract. The Leader in Me membership offering is bifurcated into a portal membership obligation and a coaching delivery obligation. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed. The combined contract amount is recorded in deferred subscription revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of The Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At November 30, 2024, we had $168.7 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue information.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2024	2023
Long-term incentive awards	$1,679	$2,464
Strive acquisition compensation	185	195
Unvested stock awards	240	180
Employee stock purchase plan	63	58
	$2,167	$2,897

During the quarter ended November 30, 2024, we issued 362,867 shares of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP). Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. We withheld 145,768 shares of our common stock, with a fair value of $6.0 million, for statutory income taxes during the first quarter of fiscal 2025.

Annual Long-Term Incentive Performance and Retention Plan

We have a long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. The number of shares granted to sales-related roles is generally based on the achievement of specified annual revenue goals while other awards are for an amount determined by the Organization and Compensation Committee of the Board of Directors. These awards are granted after the completion of each fiscal year and vest over a three-year service period, with one-third of the shares vesting on August 31 of each year following the grant. The number of shares awarded does not fluctuate and does not have any future performance metrics, only a three-year time-based service period. We granted a total of 92,930 unvested share units in the first quarter of fiscal 2025 to participants under the terms of this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2024, we sold 9,403 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

First quarter fiscal 2025 restructuring costs, which totaled $2.0 million, were for severance to approximately 35 associates who were impacted by sales force restructuring activities that started in fiscal 2024. In fiscal 2024, we began restructuring certain areas of our North America sales force to a more focused structure that is designed to drive additional sales growth in the future. In the first quarter of fiscal 2025, we started to expand this restructuring effort to certain areas of our International Direct Office segment. Approximately $1.6 million of the first quarter fiscal 2025 restructuring expense was attributable to the North America segment and $0.4 million was attributable to the International Direct Office segment. The remaining restructuring liability at November 30, 2024 totaled $1.1 million and is included in accrued liabilities on our consolidated balance sheet. The remaining accrued restructuring liabilities are expected to be paid in the second and third quarters of fiscal 2025.

NOTE 6 – EARNINGS PER SHARE

The following schedule shows the calculation of net income per share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2024	2023
Numerator for basic and
diluted income per share:
Net income	$1,181	$4,851

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,092	13,244
Effect of dilutive securities:
Stock-based compensation awards	179	392
Diluted weighted average
shares outstanding	13,271	13,636

EPS Calculations:
Net income per share:
Basic	$0.09	$0.37
Diluted	0.09	0.36

NOTE 7 – SEGMENT INFORMATION

Segments

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America, International Direct Office, and International Licensee segments, and the Education Division, which is comprised of our Education practice. Beginning with the first quarter of fiscal 2025, our chief operating decision maker (CODM) began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s management and reporting structure in connection with the restructuring activities discussed in Note 5. As a result, we realigned our reportable segments to those shown below.

Our operations consist of five reportable segments as described below:

•North America – Our North America segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance. We have a variety of principle-based offerings that help build winning and profitable cultures. This segment includes our sales personnel and operations that serve the United States and Canada.

•International Direct Offices – Our international direct offices provide the same offerings and content in countries outside of North America where we have a directly owned office, which includes Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom.

•International Licensees – Our independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries. This segment’s sales are primarily comprised of royalty revenues received from the licensees.

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

We have determined that the Company’s CODM continues to be the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income excluding interest, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as restructuring costs. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

We account for the following segment information on the same basis as the accompanying unaudited condensed consolidated financial statements (in thousands). The prior period segment information has been recast to conform with the new reporting segment presentation described above.

	Revenue From
Quarter Ended	External		Adjusted
November 30, 2024	Customers	Gross Profit	EBITDA

Enterprise Division:
North America	$40,137	$32,821	$8,744
International direct offices	8,239	6,113	(224)
International licensees	3,203	2,864	1,644
	51,579	41,798	10,164
Education practice	16,464	10,410	266
Corporate and eliminations	1,043	503	(2,756)
Consolidated	$69,086	$52,711	$7,674

Quarter Ended
November 30, 2023

Enterprise Division:
North America	$40,293	$32,764	$10,441
International direct offices	8,730	6,613	1,158
International licensees	3,423	3,081	1,916
	52,446	42,458	13,515
Education practice	14,891	9,475	110
Corporate and eliminations	1,062	344	(2,656)
Consolidated	$68,399	$52,277	$10,969

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended
	November 30,	November 30,
	2024	2023
Segment Adjusted EBITDA	$10,430	$13,625
Corporate expenses	(2,756)	(2,656)
Consolidated Adjusted EBITDA	7,674	10,969
Stock-based compensation	(2,167)	(2,897)
Restructuring costs	(1,984)	(581)
Depreciation	(950)	(1,091)
Amortization	(1,098)	(1,071)
Income from operations	1,475	5,329
Interest income	290	288
Interest expense	(178)	(341)
Income before income taxes	1,587	5,276
Income tax provision	(406)	(425)
Net income	$1,181	$4,851

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2024	2023

Americas	$57,730	$56,357
Asia Pacific	6,563	7,221
Europe/Middle East/Africa	4,793	4,821
	$69,086	$68,399

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
November 30, 2024	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
North America	$16,266	$23,537	$334	$-	$40,137
International direct offices	5,626	2,571	42	-	8,239
International licensees	62	279	2,862	-	3,203
	21,954	26,387	3,238	-	51,579
Education practice	4,747	10,470	1,247	-	16,464
Corporate and eliminations	-	-	313	730	1,043
Consolidated	$26,701	$36,857	$4,798	$730	$69,086

Quarter Ended
November 30, 2023

Enterprise Division:
North America	$15,796	$24,142	$355	$-	$40,293
International direct offices	6,330	2,356	44	-	8,730
International licensees	231	332	2,860	-	3,423
	22,357	26,830	3,259	-	52,446
Education practice	3,734	9,757	1,400	-	14,891
Corporate and eliminations	-	-	313	749	1,062
Consolidated	$26,091	$36,587	$4,972	$749	$68,399

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (Management’s Discussion and Analysis) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 as filed with the SEC on November 12, 2024.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of Adjusted EBITDA and constant currency, which are non-GAAP financial measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring costs. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year. We reference these non-GAAP measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our reporting segment Adjusted EBITDA to net income, a related GAAP measure, refer to Note 7, Segment Information, to our unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance at scale through changes in human behavior. We believe that our content and services create the connection between capabilities and results. Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our North America, International Direct Office, and International Licensee segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Our offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great results. Our Education Division is centered around the principles found in The Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Our consolidated revenue for the quarter ended November 30, 2024, increased 1% to $69.1 million compared with $68.4 million in the prior year. This result reflects strong growth in our Education Division, where revenue grew 11%, and flat sales in the Enterprise Division, which was essentially in line with our expectations when we began the transition of our sales force to a more focused go-to-market model in North America. First quarter fiscal 2025 revenue performance included the following:

oEnterprise Division revenues for the first quarter of fiscal 2025 totaled $51.6 million compared with $52.4 million in the first quarter of fiscal 2024. Our Enterprise Division revenues decreased primarily due to reduced International Direct Office and International Licensee revenues as North America segment revenues were essentially flat compared with the prior year. North America segment sales were essentially in-line with our expectations as we transition the sales force in North America to a more focused structure that is expected to accelerate sales growth in future periods. All Access Pass (AAP) subscription plus subscription services revenue was $41.0 million in the first quarter of fiscal 2025 compared with $41.6 million in the prior year.

oEducation Division revenues in the first quarter increased 11% to $16.5 million compared with $14.9 million in the first quarter of the prior year. The increase was primarily due to a new state-wide initiative that began in the first quarter of fiscal 2025, and increased membership subscription revenues. Delivery of training and coaching days remained strong to begin fiscal 2025, as the Education Division delivered approximately 100 more training and coaching days than the first quarter of the prior year.

oOur consolidated subscription and subscription services revenues reached $55.8 million, a 2% increase over $54.8 million in the first quarter of fiscal 2024. For the first quarter of fiscal 2025, subscription revenue invoiced was equal to the first quarter of the prior year at $24.7 million.

oConsolidated deferred subscription revenue as of November 30, 2024, increased 10% to $95.7 million compared with $87.2 million at November 30, 2023. At November 30, 2024, 55% of our AAP contracts are for at least two years, compared with 54% at November 30, 2023, and the percentage of contracted amounts represented by multi-year contracts was equal with the first quarter of the prior year at 60%.

oUnbilled deferred subscription revenue at November 30, 2024, was $73.0 million compared with $82.5 million at November 30, 2023. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other consolidated financial highlights from the quarter ended November 30, 2024:

•Cost of Revenue/Gross Profit – For the first quarter of fiscal 2025, our cost of revenue was $16.4 million compared with $16.1 million in the prior year. Gross profit for the quarter ended November 30, 2024, was $52.7 million compared with $52.3 million in the same quarter of fiscal 2024. The increase in gross profit was primarily due to increased revenue as described above. Our gross margin for the first quarter of fiscal 2025 remained strong and was 76.3% of revenue compared with 76.4% in fiscal 2024.

•Operating Expenses – Our operating expenses for the quarter ended November 30, 2024, increased $4.3 million compared with the prior year, which was primarily due to a $3.0 million increase in selling, general, and administrative (SG&A) expenses and a $1.4 million increase in restructuring expenses (refer to Note 5 – Restructuring Costs to our unaudited condensed consolidated financial statements). These increases were partially offset by decreased depreciation expense compared with fiscal 2024. The increase in SG&A expenses was primarily due to increased associate costs related to new personnel, including new sales and sales support personnel hired in connection with the restructuring of our North America sales force, compensation increases, and benefits; and from advertising and promotional costs primarily related to the launch of our new The 7 Habits of Highly Effective People offering, which occurred during the first quarter of fiscal 2025.

•Income Taxes – Our income tax expense for the quarter ended November 30, 2024, was $0.4 million on pre-tax income of $1.6 million, for an effective tax rate of 25.6%, compared with an effective rate of 8.1% in the first quarter of fiscal 2024 when we recorded income tax expense of $0.4 million on pre-tax income of $5.3 million. Our effective tax rate for the first quarter of fiscal 2025 was higher than the effective rate for the first quarter of fiscal 2024 primarily due to a significantly reduced tax benefit related to stock-based compensation in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024.

•Operating Income, Net Income, and Adjusted EBITDA – Primarily as a result of increased operating expenses discussed above, our income from operations for the quarter ended November 30, 2024, was $1.5 million compared with $5.3 million in the prior year. Net income for the first quarter of fiscal 2025 was $1.2 million, or $0.09 per diluted share, compared with $4.9 million, or $0.36 per diluted share, in the first quarter of fiscal 2024. Our Adjusted EBITDA for the quarter ended November 30, 2024, was in line with expectations and totaled $7.7 million compared with $11.0 million in the first quarter of fiscal 2024. In constant currency, our Adjusted EBITDA for the first quarter of fiscal 2025 was $8.1 million.

•Cash Flows – Our cash flows from operating activities for the first quarter of fiscal 2025 remained strong and totaled $14.1 million compared with $17.4 million in the first quarter of the prior year. The decrease was primarily attributable to reduced operating income compared with the prior year resulting primarily from the growth investments associated with the realignment of the North America sales force in the Enterprise Division.

•Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the first quarter of fiscal 2025. At November 30, 2024, we had over $115 million of available liquidity which consisted of $53.3 million of cash and our undrawn $62.5 million line of credit.

Further details regarding our results for the quarter ended November 30, 2024, are provided throughout the following Management’s Discussion and Analysis.

Quarter Ended November 30, 2024 Compared with the Quarter Ended November 30, 2023

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2024	Sales	2023	Sales	Change
Revenue	$40,137	100.0	$40,293	100.0	$(156)
Cost of revenue	7,316	18.2	7,529	18.7	(213)
Gross profit	32,821	81.8	32,764	81.3	57
SG&A expenses	24,077	60.0	22,323	55.4	1,754
Adjusted EBITDA	$8,744	21.8	$10,441	25.9	$(1,697)

Revenue. North America segment revenue for the first quarter of fiscal 2025 was essentially flat compared with the prior year. These results were in line with our expectations as we transition the sales force in North America to a more focused structure that is expected to accelerate sales growth in future periods. During the first quarter of fiscal 2025, our AAP subscription plus subscription services revenues totaled $41.0 million compared with $41.6 million in the prior year. However, rolling four quarter AAP subscription and subscription service revenues grew by 3%, to $164.2 million compared with the same period ended November 30, 2023. We remain optimistic about the expected results of our North America sales force restructuring and associated growth initiatives as our new North America sales force structure is now in place with sales and sales-related hiring activities ahead of plan.

Gross Profit. Gross profit increased $0.1 million primarily due to changes in the mix of services and products sold as revenue was essentially flat compared with the prior year. North America gross margin remained strong and increased to 81.8% of revenue compared with 81.3% in the prior year as a result of the change in the mix of services and products sold.

SG&A Expense. North America SG&A expenses increased primarily due to associate costs resulting from new sales and sales support personnel (primarily related to the restructuring of the North America sales force), compensation increases, and benefit costs, as well as increased advertising and promotional costs from the first quarter fiscal 2025 launch of our refreshed The 7 Habits of Highly Effective People offering.

International Direct Offices

Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2024	Sales	2023	Sales	Change
Revenue	$8,239	100.0	$8,730	100.0	$(491)
Cost of revenue	2,126	25.8	2,117	24.2	9
Gross profit	6,113	74.2	6,613	75.8	(500)
SG&A expenses	6,337	76.9	5,455	62.5	882
Adjusted EBITDA	$(224)	(2.7)	$1,158	13.3	$(1,382)

Revenue. International Direct Office revenues in the first quarter of fiscal 2025 were adversely impacted by decreased sales through our operations in Asia and by weak economic conditions in other countries in which we operate. First quarter revenues in China decreased by 18% and revenues in Japan decreased by 16% compared with the prior year, primarily due to ongoing macroeconomic and other issues in these countries. These decreases were partially offset by a 20% increase in sales through our Australia office, by $0.2 million of revenue from our new France office, and by favorable exchange rates. The fluctuation of foreign exchange rates had a $0.2 million favorable impact on our International Direct Office revenue and an insignificant impact on operating results in the first quarter of fiscal 2025. In future periods, we intend to invest in our International Direct Office operations to realign sales efforts similar to the initiatives in the North America segment and we believe these efforts will generate increased revenues through this segment. However, the success of these efforts may be hampered by macroeconomic and other conditions that are out of our control and may not produce the expected growth in revenue.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as previously described. Gross margin for the first quarter of fiscal 2025 was 74.2% of sales compared with 75.8% in the prior year. The decline in gross margin was primarily due to a shift in the mix of services delivered and products sold during the quarter when compared with the prior year.

SG&A Expenses. International Direct Office SG&A expenses increased primarily due to increased bad debt expense, increased associate costs from new personnel, and increased advertising and marketing expense related to the launch of the new The 7 Habits of Highly Effective People offering in the first quarter of fiscal 2025.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2024	Sales	2023	Sales	Change
Revenue	$3,203	100.0	$3,423	100.0	$(220)
Cost of revenue	339	10.6	342	10.0	(3)
Gross profit	2,864	89.4	3,081	90.0	(217)
SG&A expenses	1,220	38.1	1,165	34.0	55
Adjusted EBITDA	$1,644	51.3	$1,916	56.0	$(272)

Revenue. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. In the first quarter of fiscal 2025, our international licensees’ revenue decreased by 7%, or $0.2 million, which was primarily due to decreased services revenue and a $0.1 million decrease in our share of AAP revenue. Licensee royalty revenues were essentially flat compared with the prior year. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow in future periods, continued difficult macroeconomic conditions, such as slowing economic growth and regional conflicts, and operating challenges may negatively impact our licensees’ operations and reduce growth compared with our expectations. Foreign exchange rates had an immaterial impact on international licensee revenues and operating results during the first quarter of fiscal 2025.

Gross Profit. Gross profit decreased due to licensee revenue performance as previously described. International licensee gross margin was generally consistent with the first quarter of the prior year at 89.4% compared with 90.0% in fiscal 2024.

SG&A Expense. International licensee SG&A expenses increased primarily due to the allocation of increased shared services costs (benefits, people services, information systems, etc.) compared with the prior year.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2024	Sales	2023	Sales	Change
Revenue	$16,464	100.0	$14,891	100.0	$1,573
Cost of revenue	6,054	36.8	5,416	36.4	638
Gross profit	10,410	63.2	9,475	63.6	935
SG&A expenses	10,144	61.6	9,365	62.9	779
Adjusted EBITDA	$266	1.6	$110	0.7	$156

Revenue. Education Division revenue for the quarter ended November 30, 2024, increased 11%, or $1.6 million, compared with the first quarter of the prior year. First quarter revenue growth was primarily due to increased sales of classroom and training materials, due in part to a new initiative with a state that began in the first quarter of 2025, increased coaching and consulting revenue, and increased membership subscription revenues resulting from new schools which started The Leader in Me during fiscal 2024. Training and materials revenue increased $0.7 million over the prior year, which included $0.4 million of classroom and training materials from the new state-wide initiative. The delivery of training and coaching days remained strong during the first quarter of fiscal 2025 as the Education Division delivered approximately 100 more training and coaching days than in the prior year. Training and coaching days are recognized as revenue when they are delivered. Education subscription and subscription services revenues in the first quarter of fiscal 2025 increased 12% compared with the prior year. We continue to be pleased with the strength and momentum of our Education Division, which added 728 new The Leader in Me schools during fiscal 2024. We believe the momentum generated in fiscal 2024 and in the first quarter of fiscal 2025 will continue through the remainder of fiscal 2025. At November 30, 2024, nearly 3,800 schools were using The Leader in Me program in the United States and Canada.

Gross Profit. Education Division gross profit increased primarily due to revenue growth as previously described. Education segment gross margin remained strong and was consistent with the prior year at 63.2% of sales compared with 63.6% in the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased commissions on higher revenue, new personnel, and allocation of increased shared services costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the quarter ended November 30, 2024, was $1.0 million, compared with $1.1 million in the first quarter of fiscal 2024. The decrease was primarily due to the full depreciation of certain capital assets. We currently expect depreciation expense to total approximately $3.5 million in fiscal 2025.

Amortization – Amortization expense for the first quarter of fiscal 2025 was equal to the first quarter of the prior year at $1.1 million. We currently expect definite-lived intangible asset amortization expense will total $4.4 million during fiscal 2025.

Interest Expense – Our interest expense decreased $0.2 million compared with the first quarter of fiscal 2024 due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax expense for the quarter ended November 30, 2024, was $0.4 million on pre-tax income of $1.6 million, for an effective tax rate of 25.6%, compared with an effective rate of 8.1% in the first quarter of fiscal 2024 when we recorded income tax expense of $0.4 million on pre-tax income of $5.3 million.

Our effective tax rate for the first quarter of fiscal 2025 was higher than the effective rate for the first quarter of fiscal 2024 primarily due to a significantly reduced tax benefit related to stock-based compensation in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024.

We paid $0.7 million in cash for income taxes during the first quarter of fiscal 2025. We anticipate our total cash paid for income taxes over the coming years to approximate our total income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At November 30, 2024 we had over $115 million of available liquidity, which consisted of $53.3 million in cash combined with our undrawn $62.5 million revolving credit facility. Of our $53.3 million of cash at November 30, 2024, $13.1 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, working capital expansion, capital expenditures (including curriculum development), and debt and leasing payments.

In fiscal 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. The 2023 Credit Agreement matures on March 27, 2028, and interest on any draws upon the line of credit is due and payable on the last day of each month. For term loan borrowings, interest is due and payable when the term loan principal payments are due and payable. The interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined in the 2023 Credit Agreement.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At November 30, 2024, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2024.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, payments for direct costs necessary to conduct training programs, to fund working capital changes, and payments to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first quarter of fiscal 2025 remained strong and was $14.1 million compared with $17.4 million for the quarter ended November 30, 2023. The difference was primarily attributable to lower operating income in the first quarter of fiscal 2025 as previously discussed. Through

November 30, 2024, our collection of accounts receivable remained strong and provided the necessary cash to support our operations, pay our obligations, and make critical investments.

Cash Flows Used For Investing Activities and Capital Expenditures

During the quarter ended November 30, 2024, our cash used for investing activities totaled $2.8 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the first quarter of fiscal 2025, we spent $1.4 million on the development of our various offerings and related content. During the quarter ended November 30, 2024, we launched a significantly refurbished The 7 Habits of Highly Effective People offering and expect to release additional/refurbished content in fiscal 2025 and in future years. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total $9.3 million in fiscal 2025.

Our purchases of property and equipment during the first quarter of fiscal 2025 totaled $1.0 million and consisted primarily of computer software and hardware. We currently anticipate that our purchases of property and equipment will total $5.3 million in fiscal 2025.

In the first quarter of fiscal 2025, we reacquired the license rights to France for $0.3 million in cash and $0.2 million of forgiven receivables from the former licensee. Our operations in France were previously conducted by an independent licensee. The operations of the newly opened direct office in France are included in the International Direct Office segment. We look forward to expanding our business and operations in France over the coming years.

Cash Flows Used For Financing Activities

For the quarter ended November 30, 2024, our net cash used for financing activities totaled $6.6 million. Our primary uses of financing cash were $6.0 million used to purchase shares of our common stock, which consisted entirely of shares withheld for income taxes on stock-based compensation awards distributed during the first quarter, and $1.0 million used for principal payments on our financing obligation relating to our corporate headquarters lease. Partially offsetting these uses of cash for financing activities were $0.3 million of proceeds received from our Employee Stock Purchase Plan participants to purchase shares of common stock during the first quarter of fiscal 2025.

On April 18, 2024, our board of directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date.

Our uses of financing cash during fiscal 2025 are expected to include required payments on our financing obligation, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to meet the obligations on our notes payable, service our existing financing obligation, pay for projected capital expenditures, and meet other obligations in fiscal 2025 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023 we entered into the 2023 Credit Agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on November 12, 2024 (our Annual Report). During the quarter ended November 30, 2024, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in accordance with GAAP. For information on our critical accounting policies, see “Critical Accounting Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report. Please refer to those disclosures for further information regarding our uses of estimates and critical accounting policies. There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our unaudited condensed consolidated financial statements for a description of new accounting pronouncements that may impact us.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2025, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; litigation; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2024, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, a fixed-rate note payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since our long-

term obligations have fixed interest rates, our overall interest rate sensitivity is currently influenced by any amount borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 6.2% at November 30, 2024. We did not have an outstanding liability on the 2023 Credit Agreement at November 30, 2024. However, if we borrow against our available credit and if interest rates increase in the future, we will incur additional interest expense in future periods. Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2024.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Franklin Saltlake LLC, the landlord (the Landlord) for leased premises which house the Company’s corporate offices located at 2200 West Parkway Blvd, Salt Lake City, UT, filed suit on December 20, 2024, in Third District Court, Salt Lake County, Utah, alleging that we have breached the lease by failing to make certain repairs and replacements to equipment on the premises. The Landlord seeks approximately $2.3 million in damages and a right to enter the premises to make the alleged repair.  The Company denies all material allegations; contends that the premises and associated equipment remain in sound operating condition and use, and that no such repair is warranted or needed.  The Company’s response to the complaint is expected to be filed on or about January 24, 2025.  The Company intends to vigorously defend; however, given the early stages of litigation, any outcome remains uncertain.

Item 1A.RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first quarter of fiscal 2025.

Adverse resolution of litigation may harm our operating results or financial condition.

We are subject to various legal proceedings and claims in the ordinary course of business domestically and internationally. Any litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits could materially harm our business, operating results, or financial condition.

On December 20, 2024, our office Landlord filed a lawsuit alleging breach of lease for failure to perform certain equipment repairs and replacements. While we believe that the premises and associated equipment remain in sound operating condition, and that no such repair is warranted or needed and we intend to respond to all claims vigorously, we cannot predict with certainty the outcome of current or future legal proceedings. The outcome of legal proceedings, whether or not meritorious, is inherently uncertain. Defending against claims requires significant management attention and financial resources. We may incur costs through defense expenses, settlements, or adverse judgments. These proceedings could materially harm our business operations, financial results and condition, management focus and resources, and reputation and brand value. The costs and distractions of litigation, particularly if claims increase in scope or number, could materially impact our business success and shareholder value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2024 to September 30, 2024	-	$-	-	$45,095

October 1, 2024 to October 31, 2024	-	$-	-	$45,095

November 1, 2024 to November 30, 2024	-	$-	-	$45,095

Total Common Shares(2)	-	$-	-	$45,095

(1)On April 18, 2024, our board of directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

(2)This table excludes 145,768 shares of common stock that were withheld for income taxes on stock-based compensation awards which were distributed during the quarter ended November 30, 2024. These shares were valued at the market price on the day the shares were withheld. The shares withheld for income taxes had a weighted average cost of $40.85 per share.

Item 5. OTHER INFORMATION

During the quarter ended November 30, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

(A)Exhibits:

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.*
32	Section 1350 Certifications.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 10, 2025	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 10, 2025	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)