Form 10-Q
period 2025-02-28
FRANKLIN COVEY CO
filed 2025-04-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

12,987,725 shares of common stock, $0.05 par value per share, as of March 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 28,	August 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,393	$48,663
Accounts receivable, less allowance for credit losses of $2,512 and $3,015	53,287	86,002
Inventories	4,094	4,002
Prepaid expenses and other current assets	23,270	21,586
Total current assets	121,044	160,253

Property and equipment, net	9,554	8,736
Intangible assets, net	36,067	37,766
Goodwill	31,220	31,220
Deferred income tax assets	821	870
Other long-term assets	22,634	22,694
	$221,340	$261,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$835	$835
Current portion of financing obligation	1,201	3,112
Accounts payable	6,796	7,862
Deferred subscription revenue	88,435	101,218
Customer deposits	19,960	16,972
Accrued liabilities	16,849	32,454
Total current liabilities	134,076	162,453

Notes payable, less current portion	804	775
Financing obligation, less current portion	1,312	1,312
Other liabilities	9,639	10,732
Deferred income tax liabilities	2,983	3,132
Total liabilities	148,814	178,404

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	228,143	231,813
Retained earnings	123,309	123,204
Accumulated other comprehensive loss	(1,012)	(768)
Treasury stock at cost, 14,075 shares and 14,084 shares	(279,267)	(272,467)
Total shareholders’ equity	72,526	83,135
	$221,340	$261,539

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Revenue	$59,612	$61,336	$128,698	$129,736
Cost of revenue	13,866	14,485	30,241	30,607
Gross profit	45,746	46,851	98,457	99,129

Selling, general, and administrative	45,087	40,771	92,291	84,976
Restructuring costs	-	1,726	1,984	2,307
Impairment of asset	-	928	-	928
Depreciation	1,016	913	1,967	2,005
Amortization	1,098	1,071	2,196	2,142
Income (loss) from operations	(1,455)	1,442	19	6,771

Interest income	263	301	553	589
Interest expense	(156)	(328)	(333)	(669)
Income (loss) before income taxes	(1,348)	1,415	239	6,691
Income tax benefit (provision)	272	(541)	(134)	(966)
Net income (loss)	$(1,076)	$874	$105	$5,725

Net income (loss) per share:
Basic	$(0.08)	$0.07	$0.01	$0.43
Diluted	(0.08)	0.06	0.01	0.42

Weighted average number of common shares:
Basic	13,102	13,263	13,097	13,253
Diluted	13,102	13,484	13,236	13,560

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,076)	$874	$105	$5,725
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	(42)	(139)	(244)	(88)
Comprehensive income (loss)	$(1,118)	$735	$(139)	$5,637

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 28,	February 29,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105	$5,725
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,163	4,146
Amortization of capitalized curriculum costs	2,171	1,501
Stock-based compensation	3,513	4,265
Impaired asset	-	928
Deferred income taxes	(145)	(978)
Amortization of right-of-use operating lease assets	287	403
Changes in assets and liabilities:
Decrease in accounts receivable, net	32,451	24,694
Decrease (increase) in inventories	(97)	11
Decrease in prepaid expenses and other assets	1,192	27
Decrease in accounts payable and accrued liabilities	(14,307)	(7,497)
Decrease in deferred revenue and customer deposits	(10,359)	(3,014)
Increase (decrease) in income taxes payable/receivable	(5,791)	191
Decrease in other long-term liabilities	(407)	(190)
Net cash provided by operating activities	12,776	30,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,271)	(1,716)
Curriculum development costs	(2,380)	(3,770)
Reacquisition of license rights	(324)	-
Net cash used for investing activities	(4,975)	(5,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(2,500)
Principal payments on financing obligation	(1,908)	(1,728)
Purchases of common stock for treasury	(14,658)	(18,413)
Proceeds from sales of common stock held in treasury	675	684
Net cash used for financing activities	(15,891)	(21,957)
Effect of foreign currency exchange rates on cash and cash equivalents	(180)	(95)
Net increase (decrease) in cash and cash equivalents	(8,270)	2,674
Cash and cash equivalents at the beginning of the period	48,663	38,230
Cash and cash equivalents at the end of the period	$40,393	$40,904

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,029	$1,644
Cash paid for interest	266	615

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum
financed by accounts payable	$913	$109
Consideration for reacquired license rights from liabilities of seller	168	-
Acquisition of right-of-use operating lease assets for operating lease liabilities	-	128

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2024	27,056	$1,353	$231,813	$123,204	$(768)	(14,084)	$(272,467)
Issuance of common stock from
treasury			(6,707)			363	7,027
Purchases of common shares
for treasury						(146)	(5,954)
Stock-based compensation			2,167
Cumulative translation
adjustments					(202)
Net income				1,181
Balance at November 30, 2024	27,056	1,353	227,273	124,385	(970)	(13,867)	(271,394)

Issuance of common stock from
treasury			60			16	295
Purchases of common shares
for treasury						(251)	(8,704)
Stock-based compensation			1,346
Unvested stock award			(536)			27	536
Cumulative translation
adjustments					(42)
Net loss				(1,076)
Balance at February 28, 2025	27,056	$1,353	$228,143	$123,309	$(1,012)	(14,075)	$(279,267)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create the connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, The Leader in Me membership, and other intellectual property licenses; digital online learning; onsite training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or meeting in a centralized location. We believe that our clients are able to utilize our content to create cultures which produce high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The results of operations for the quarter and two quarters ended February 28, 2025, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2025, or for any future periods.

Inventories

Our inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of finished goods at each of the balance sheet dates presented in this report.

Accounting Pronouncement Issued and Not Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. The guidance in ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure primarily by requiring entities to provide more disaggregated expense information about their reportable segments. The new guidance also improves interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the anticipated impact of this standard on our consolidated financial statements.

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

NOTE 2 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first two quarters of fiscal 2025 consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Our purchases of common stock in fiscal 2025 through February 28, 2025, were comprised of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	146	$5,954
Open market purchases	251	8,704
	397	$14,658

On April 18, 2024, our Board of Directors approved a new plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under the new plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

NOTE 3 – REVENUE

Contract Balances

Our deferred subscription revenue totaled $94.4 million at February 28, 2025, and $107.9 million at August 31, 2024, of which $6.0 million and $6.7 million were classified as components of other long-term liabilities at February 28, 2025 and August 31, 2024, respectively. During the quarter and two quarters ended February 28, 2025, we recognized $35.2 million and $72.0 million, respectively, of previously deferred subscription revenue.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At February 28, 2025, we had $158.9 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue information.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Long-term incentive awards	$850	$889	$2,529	$3,353
Strive acquisition compensation	180	190	365	385
Unvested stock awards	240	220	480	400
Employee stock purchase plan	76	69	139	127
	$1,346	$1,368	$3,513	$4,265

During the quarter and two quarters ended February 28, 2025, we issued 42,406 shares and 405,273 shares, respectively, of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

At each reporting date, we reevaluate the expected number of shares to vest under the terms of our performance-based long-term incentive plan awards and adjust the amount of stock-based compensation based on any revisions to the number of shares expected to vest. For the quarter ended February 28, 2025, revisions to our estimates produced a $1.0 million reduction of stock-based compensation.

Fiscal 2025 Board of Directors Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is normally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2025 award, each eligible director received a whole share grant equal to $120,000 with a one-year vesting period. Our Board of Director unvested stock award activity during the two quarters ended February 28, 2025 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2024	23,136	$41.50
Granted	27,336	35.12
Forfeited	-	-
Vested	(23,136)	41.50
Unvested stock awards at
February 28, 2025	27,336	$35.12

Annual Long-Term Incentive Performance and Retention Plan

We have a long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. The number of shares granted to sales-related roles is generally based on the achievement of specified annual revenue goals while other awards are for an amount determined by the Organization and Compensation Committee of the Board of Directors. These time-based awards are granted after the completion of each fiscal year and vest over a three-year service period, with one-third of the shares vesting on August 31 of each year following the grant. We granted a total of 92,930 unvested share units in fiscal 2025 to participants under the terms of this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 28, 2025, we sold 11,393 shares and 20,976 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

Our fiscal 2025 restructuring costs, which totaled $2.0 million, were for severance to approximately 35 associates who were impacted by sales force restructuring activities that started in fiscal 2024. In fiscal 2024, we began restructuring certain areas of our North America sales force to a more focused structure that is designed to drive additional sales growth in the future. In the first quarter of fiscal 2025, we started to expand this restructuring effort to certain areas of our International Direct Office segment. Approximately $1.6 million of the fiscal 2025 restructuring expense was attributable to the North America segment and $0.4 million was attributable to the International Direct Office segment. There were no remaining accrued restructuring liabilities on our condensed consolidated balance sheet at February 28, 2025.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of net income (loss) per common share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Numerator for basic and
diluted income per share:
Net income (loss)	$(1,076)	$874	$105	$5,725

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	13,102	13,263	13,097	13,253
Effect of dilutive securities:
Stock-based compensation awards	-	221	139	307
Diluted weighted average
shares outstanding	13,102	13,484	13,236	13,560

EPS Calculations:
Net income (loss) per share:
Basic	$(0.08)	$0.07	$0.01	$0.43
Diluted	(0.08)	0.06	0.01	0.42

NOTE 7 – SEGMENT INFORMATION

Segments

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America, International Direct Office, and International Licensee segments, and the Education Division, which is comprised of our Education practice. Beginning with the first quarter of fiscal 2025, our chief operating decision maker (CODM) began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s management and reporting structure in connection with the restructuring activities discussed in Note 5 Restructuring Costs. As a result, we realigned our reportable segments to those shown below.

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

•International Direct Offices – Our international direct offices provide the same offerings and content in countries outside of North America, which includes Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom.

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

We have determined that the Company’s CODM continues to be the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. Adjusted EBITDA is a non-GAAP financial measure. For reporting purposes, our consolidated Adjusted EBITDA may be calculated as net income or loss excluding interest, income taxes, depreciation expense, intangible asset amortization expense, stock-based compensation, and certain other charges such as restructuring and headquarters moving costs. We reference this non-GAAP financial measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods and we believe it provides investors with greater transparency to evaluate operational activities and financial results.

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

	Revenue From
Quarter Ended	External		Adjusted
February 28, 2025	Customers	Gross Profit	EBITDA

Enterprise Division:
North America	$34,520	$28,974	$4,843
International direct offices	6,201	4,560	(973)
International licensees	2,830	2,499	1,456
	43,551	36,033	5,326
Education practice	15,065	9,331	(313)
Corporate and eliminations	996	382	(2,953)
Consolidated	$59,612	$45,746	$2,060

Quarter Ended
February 29, 2024

Enterprise Division:
North America	$35,554	$29,911	$9,158
International direct offices	7,263	5,502	(107)
International licensees	2,781	2,397	1,358
	45,598	37,810	10,409
Education practice	14,689	8,675	(474)
Corporate and eliminations	1,049	366	(2,487)
Consolidated	$61,336	$46,851	$7,448

Two Quarters Ended
February 28, 2025

Enterprise Division:
North America	$74,657	$61,795	$13,587
International direct offices	14,440	10,673	(1,197)
International licensees	6,033	5,363	3,100
	95,130	77,831	15,490
Education practice	31,529	19,741	(47)
Corporate and eliminations	2,039	885	(5,709)
Consolidated	$128,698	$98,457	$9,734

Two Quarters Ended
February 29, 2024

Enterprise Division:
North America	$75,847	$62,675	$19,599
International direct offices	15,993	12,115	1,051
International licensees	6,204	5,478	3,274
	98,044	80,268	23,924
Education practice	29,580	18,150	(364)
Corporate and eliminations	2,112	711	(5,142)
Consolidated	$129,736	$99,129	$18,418

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$5,013	$9,935	$15,443	$23,560
Corporate expenses	(2,953)	(2,487)	(5,709)	(5,142)
Consolidated Adjusted EBITDA	2,060	7,448	9,734	18,418
Stock-based compensation	(1,346)	(1,368)	(3,513)	(4,265)
Restructuring costs	-	(1,726)	(1,984)	(2,307)
Headquarters moving costs	(55)	-	(55)	-
Impaired asset	-	(928)	-	(928)
Depreciation	(1,016)	(913)	(1,967)	(2,005)
Amortization	(1,098)	(1,071)	(2,196)	(2,142)
Income (loss) from operations	(1,455)	1,442	19	6,771
Interest income	263	301	553	589
Interest expense	(156)	(328)	(333)	(669)
Income (loss) before income taxes	(1,348)	1,415	239	6,691
Income tax provision	272	(541)	(134)	(966)
Net income (loss)	$(1,076)	$874	$105	$5,725

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Americas	$50,728	$51,399	$108,458	$107,756
Asia Pacific	5,037	5,757	11,600	12,978
Europe/Middle East/Africa	3,847	4,180	8,640	9,002
	$59,612	$61,336	$128,698	$129,736

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
February 28, 2025	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
North America	$11,953	$22,282	$285	$-	$34,520
International direct offices	3,705	2,460	36	-	6,201
International licensees	68	336	2,426	-	2,830
	15,726	25,078	2,747	-	43,551
Education practice	3,605	10,090	1,370	-	15,065
Corporate and eliminations	-	-	38	958	996
Consolidated	$19,331	$35,168	$4,155	$958	$59,612

Quarter Ended
February 29, 2024

Enterprise Division:
North America	$11,954	$23,336	$264	$-	$35,554
International direct offices	4,634	2,596	33	-	7,263
International licensees	86	324	2,371	-	2,781
	16,674	26,256	2,668	-	45,598
Education practice	3,932	9,508	1,249	-	14,689
Corporate and eliminations	-	-	313	736	1,049
Consolidated	$20,606	$35,764	$4,230	$736	$61,336

Two Quarters Ended
February 28, 2025

Enterprise Division:
North America	$28,219	$45,819	$619	$-	$74,657
International direct offices	9,331	5,031	78	-	14,440
International licensees	130	615	5,288	-	6,033
	37,680	51,465	5,985	-	95,130
Education practice	8,352	20,560	2,617	-	31,529
Corporate and eliminations	-	-	351	1,688	2,039
Consolidated	$46,032	$72,025	$8,953	$1,688	$128,698

Two Quarters Ended
February 29, 2024

Enterprise Division:
North America	$27,751	$47,478	$618	$-	$75,847
International direct offices	10,963	4,953	77	-	15,993
International licensees	316	657	5,231	-	6,204
	39,030	53,088	5,926	-	98,044
Education practice	7,666	19,265	2,649	-	29,580
Corporate and eliminations	-	-	626	1,486	2,112
Consolidated	$46,696	$72,353	$9,201	$1,486	$129,736

NOTE 8 – CORPORATE HEADQUARTERS LEASE

On December 20, 2024, we signed a new lease agreement (the Lease) for one floor of a five-story office building located in Draper, Utah to house our corporate headquarters. The Lease requires initial base rent of approximately $0.8 million per year with annual rent escalations. The initial lease term is for 130 months with a 10-month rent holiday. Based on the guidance found in Accounting Standards Codification 842 Leases, we determined that the lease commencement date has not yet occurred as the leased space is not available for our use. The landlord is currently in the process of preparing the leased space to allow us to begin making leasehold improvements on the office space prior to occupying the property. We currently anticipate that the Lease will commence during the quarter ending May 31, 2025, and that we will be moved into the new corporate headquarters prior to the end of June 2025.

The master lease on our current headquarters campus, which is accounted for as a financing obligation on the accompanying condensed consolidated balance sheets, expires in June 2025. At the conclusion of the master lease agreement, the long-term portion of the financing obligation, which totals $1.3 million, will be written off against the corresponding carrying value of the land and the balances will be eliminated.

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

Our consolidated revenue for the quarter ended February 28, 2025, was $59.6 million, or $60.1 million in constant currency, compared with $61.3 million in the second quarter of fiscal 2024. While the performance of the majority of our operations met expectations for the quarter, our International Direct Offices segment revenues were $1.0 million lower than anticipated, $0.5 million of government services in the U.S. were canceled, and foreign exchange rates had a $0.5 million adverse impact on our consolidated revenues. North America and International Direct Office revenues were both adversely impacted by macroeconomic conditions including cancelation or postponement of government contracts, significant geopolitical trade tensions, and business environment uncertainty. Growth in our Education Division during the quarter partially offset these decreases in the Enterprise Division. Revenue performance during the second quarter of fiscal 2025 included the following key metrics:

oEnterprise Division revenues for the second quarter of fiscal 2025 totaled $43.6 million compared with $45.6 million in the prior year. Enterprise Division were primarily impacted by a $1.1 million decrease in

International Direct Office revenues and a $1.0 million decrease in North America segment revenues, which were affected by canceled government contracts and macroeconomic uncertainties. These challenging economic and business conditions were partially offset by new logo sales and strong client expansion activity in the second quarter from the Company’s newly restructured North America sales force.. All Access Pass (AAP) subscription plus subscription services revenue was $36.1 million in the second quarter of fiscal 2025 compared with $37.5 million in the second quarter of fiscal 2024.

oEducation Division revenues in the second quarter of fiscal 2025 increased 3% to $15.1 million compared with $14.7 million in the prior year. The growth was primarily due increased training and coaching revenue, membership subscription revenues, and classroom materials sales. Delivery of training and coaching days remained strong in the second quarter of fiscal 2025, as the Education Division delivered approximately 70 more training and coaching days than the second quarter of fiscal 2024.

oConsolidated subscription and subscription services revenues for the second quarter of fiscal 2025 were $49.5 million compared with $50.3 million in the second quarter of fiscal 2024. For the quarter ended February 28, 2025, subscription revenue invoiced was $33.9 million compared with $34.6 million in the prior year.

oConsolidated deferred subscription revenue at February 28, 2025, increased 10% to $94.4 million compared with $86.1 million at February 29, 2024. At February 28, 2025, 55% of our AAP contracts are for at least two years, compared with 56% at February 29, 2024, and the percentage of contracted amounts represented by multi-year contracts was 61% compared with 62% as of February 29, 2024.

oUnbilled deferred subscription revenue at February 28, 2025, was $64.5 million compared with $72.7 million at February 29, 2024. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other unaudited consolidated financial information from the second quarter of fiscal 2025, which ended on February 28, 2025:

•Cost of Revenue/Gross Profit – For the quarter ended February 28 2025, our cost of revenue totaled $13.9 million compared with $14.5 million in the prior year. Gross profit for the second quarter of fiscal 2025 was $45.7 million compared with $46.9 million in the prior year. The decrease in gross profit was primarily due to revenue performance as described above. Our gross margin for the second quarter of fiscal 2025 remained strong and increased to 76.7% of revenue compared with 76.4% in the corresponding quarter of the prior year.

•Operating Expenses – Our operating expenses for the second quarter of fiscal 2025 increased $1.8 million compared with the prior year, which was primarily due to a $4.3 million increase in selling, general, and administrative (SG&A) expenses, which were partially offset by a $1.7 million decrease in restructuring costs, and a $0.9 million decrease in impaired asset charges. The increase in SG&A expenses was primarily due to increased associate costs related to new personnel, including new sales and sales support personnel hired in connection with the restructuring of our North America sales force, compensation increases, and benefits.

•Income Taxes – Our income tax benefit for the quarter ended February 28, 2025, was $0.3 million on a pre-tax loss of $(1.3) million, for an effective benefit rate of 20.2%. In the second quarter of the prior year, our income tax provision was $0.5 million on pre-tax income of $1.4 million, which produced an effective income tax rate of 38.2% for that quarter. The effective tax rate for the second quarter of fiscal 2025 was lower than the effective rate for the second quarter of the prior year primarily due to foreign losses and the impact of stock-based compensation.

•Operating Income (Loss), Net Income (Loss), and Adjusted EBITDA – Primarily as a result of reduced revenue and increased operating expenses as discussed above, our results of operations for the quarter ended February 28, 2025, were a loss of $(1.5) million compared with income of $1.4 million in the second quarter of fiscal 2024. For the second quarter of fiscal 2025, we realized a net loss of $(1.1) million, or $(0.08) per share, compared with net income of $0.9 million, or $0.06 per diluted share, in the same quarter of fiscal 2024. Our Adjusted EBITDA for the quarter ended February 28, 2025, was in line with previously announced expectations and totaled $2.1 million compared with $7.4 million in the second quarter of fiscal 2024. In constant currency, our Adjusted EBITDA for the second quarter of fiscal 2025 was $2.6 million.

•Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the second quarter of fiscal 2025. At February 28, 2025, we had over $100 million of available liquidity which consisted of $40.4 million of cash and our full undrawn $62.5 million line of credit.

Further details regarding our results for the quarter ended February 28, 2025, are provided throughout the following Management’s Discussion and Analysis.

Quarter Ended February 28, 2025 Compared with the Quarter Ended February 29, 2024

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$34,520	100.0	$35,554	100.0	$(1,034)
Cost of revenue	5,546	16.1	5,643	15.9	(97)
Gross profit	28,974	83.9	29,911	84.1	(937)
SG&A expenses	24,131	69.9	20,753	58.4	3,378
Adjusted EBITDA	$4,843	14.0	$9,158	25.8	$(4,315)

Revenue. For the quarter ended February 28, 2025, North America segment revenue was $34.5 million compared with $35.5 million in the prior year. Our second quarter results were generally in line with our expectations as we implemented our new go-to-market strategy and transitioned the sales force in North America to a more focused structure. However, North America segment revenues for the quarter were adversely impacted by canceled or postponed government contracting and other U.S. government actions which led to an uncertain business environment. During the second quarter of fiscal 2025, our AAP subscription plus subscription services revenues totaled $36.1 million compared with $37.5 million in the prior year. Rolling four quarter AAP subscription and subscription service revenues grew to $162.8 million compared with $162.1 million for the same period ended February 29, 2024. We remain optimistic about the expected results of our new North America go-to-market strategy and sales force restructuring as our new North America sales force structure is in place and began executing on their directives in the second quarter.

Gross Profit. Gross profit was impacted by revenue performance as discussed above. North America gross margin remained strong during the quarter ended February 28, 2025, and was 83.9% of revenue compared with 84.1% in the prior year.

SG&A Expense. North America SG&A expenses increased primarily due to associate costs resulting from new sales and sales support personnel (primarily related to our new go-to-market strategy and the restructuring of our North America sales force), compensation increases, and benefit costs.

International Direct Offices

Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$6,201	100.0	$7,263	100.0	$(1,062)
Cost of revenue	1,641	26.5	1,761	24.2	(120)
Gross profit	4,560	73.5	5,502	75.8	(942)
SG&A expenses	5,533	89.2	5,609	77.2	(76)
Adjusted EBITDA	$(973)	(15.7)	$(107)	(1.5)	$(866)

Revenue. International Direct Office revenues for the quarter ended February 28, 2025, were adversely impacted by ongoing economic disruptions and geopolitical tensions in Asia and by uncertain business and economic conditions in Europe. Second quarter revenues decreased in China by 35%, in Japan by 19%, in the United Kingdom by 17%, and in our Germany Switzerland, and Austria operations by 11% compared with the same period in fiscal 2024. These decreases were partially offset by increased sales through our Australia office and by revenue from our new France office. The fluctuation of foreign exchange rates had a $0.2 million adverse impact on our International Direct Office revenue and an insignificant impact on operating results in the second quarter of fiscal 2025. We believe the resolution of multiple international trade issues and improving economic conditions will lead to improved sales performance in future periods. However, the successful resolution of these macroeconomic issues is out of our control and may not generate revenue growth in future periods.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as previously described. Gross margin for the second quarter of fiscal 2025 was 73.5% of sales compared with 75.8% in the prior year and decreased primarily due to a shift in the mix of services delivered and products sold during the second quarter of fiscal 2025 when compared with fiscal 2024.

SG&A Expenses. International Direct Office SG&A expenses decreased $0.1 million primarily due to cost reduction initiatives enacted to offset the impact of reduced sales.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$2,830	100.0	$2,781	100.0	$49
Cost of revenue	331	11.7	384	13.8	(53)
Gross profit	2,499	88.3	2,397	86.2	102
SG&A expenses	1,043	36.9	1,039	37.4	4
Adjusted EBITDA	$1,456	51.4	$1,358	48.8	$98

Revenue. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. For the quarter ended February 28, 2025, our international licensees’ revenue increased by 2%, which was primarily due to increased licensee royalty revenues. While we remain optimistic that our licensees’ sales and our corresponding royalty revenues will grow in future periods, continued difficult macroeconomic conditions, such as geopolitical trade tensions and economic uncertainty, may negatively impact our licensees’ operations and reduce growth compared with our expectations. Foreign exchange rates had a $0.1 million adverse impact on international licensee revenues and operating results for the quarter ended February 28, 2025.

Gross Profit. Gross profit increased primarily due to increased licensee revenues as previously described. International licensee gross margin remained strong and increased primarily due to product mix, which included more royalty revenue than in the prior year.

SG&A Expenses. International licensee SG&A expenses were consistent with the prior year at $1.0 million in each period.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$15,065	100.0	$14,689	100.0	$376
Cost of revenue	5,734	38.1	6,014	40.9	(280)
Gross profit	9,331	61.9	8,675	59.1	656
SG&A expenses	9,644	64.0	9,149	62.3	495
Adjusted EBITDA	$(313)	(2.1)	$(474)	(3.2)	$161

Revenue. For the quarter ended February 28, 2025, Education Division revenue increased 3%, or $0.4 million, compared with the second quarter of fiscal 2024. Revenue growth in the second quarter was primarily due to increased coaching and consulting revenue, increased membership subscription revenues resulting from new schools which started The Leader in Me during fiscal 2024, and sales of classroom and training materials. Education Division growth was partially offset by foreign exchange rates, which had a $0.1 million adverse impact on revenue and a $0.3 million adverse effect on operating results for the second quarter of fiscal 2025. The delivery of training and coaching days remained strong during the second quarter of fiscal 2025 as the Education Division delivered approximately 70 more training and coaching days than in the prior year. Training and coaching days are recognized as revenue when they are delivered. Education subscription and subscription services revenues in the second quarter of fiscal 2025 increased 5% compared with the same period of the prior year. We continue to be pleased with the strength and momentum of our Education Division, which added 728 new The Leader in Me schools during fiscal 2024. We believe the momentum generated in fiscal 2024 and in the first half of fiscal 2025 will continue through the remainder of fiscal 2025. At February 28, 2025, over 3,800 schools were using The Leader in Me program in the United States and Canada or are contracted to begin using the program later this fiscal year.

Gross Profit. Education Division gross profit increased primarily due to revenue growth as previously described. Education Division gross margin remained strong and increased to 61.9% compared with 59.1% in the prior year primarily due to a change in the mix of services and products sold during the quarter.

SG&A Expenses. Education SG&A expenses increased primarily due to increased commissions on higher revenue, new personnel, and allocation of increased shared services costs compared with the same period of fiscal 2024.

Other Operating Expense Items

Depreciation – Depreciation expense for the quarter ended February 28, 2025, was $1.0 million, compared with $0.9 million in the second quarter of the prior year. The increase was primarily due to new capital assets added in late fiscal 2024 and the first half of fiscal 2025.

Interest Expense – Our interest expense decreased by $0.2 million compared with the second quarter of fiscal 2024 due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax benefit for the quarter ended February 28, 2025, was $0.3 million on a pre-tax loss of $(1.3) million, for an effective benefit rate of 20.2%. In the second quarter of the prior year, our income tax provision was $0.5 million on pre-tax income of $1.4 million, which produced an effective income tax rate of 38.2% for that quarter. The effective tax rate for the second quarter of fiscal 2025 was lower than the effective rate for the second quarter of the prior year primarily due to foreign losses and the impact of stock-based compensation.

Two Quarters Ended February 28, 2025 Compared with the Two Quarters Ended February 29, 2024

Enterprise Division

North America Segment

The following comparative information is for our North America segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$74,657	100.0	$75,847	100.0	$(1,190)
Cost of revenue	12,862	17.2	13,172	17.4	(310)
Gross profit	61,795	82.8	62,675	82.6	(880)
SG&A expenses	48,208	64.6	43,076	56.8	5,132
Adjusted EBITDA	$13,587	18.2	$19,599	25.8	$(6,012)

Revenue. North America segment revenue for the first two quarters of fiscal 2025 totaled $74.7 million compared with $75.8 million in fiscal 2024. Our results for the first half of fiscal 2025 were generally in line with our expectations as we transitioned our sales force in North America to a more focused structure. However, North America segment revenues were also impacted by canceled government contracts resulting from efficiency initiatives in the second quarter and by an uncertain business environment. For the first two quarters of fiscal 2025, our AAP subscription plus subscription services revenues totaled $77.1 million compared with $79.1 million in fiscal 2024. While we remain optimistic about the expected results of our North America sales force restructuring and associated growth initiatives, other factors such as further reductions in government spending and continued uncertainty in the business environment in North America may delay or lower expected revenue growth from these initiatives.

Gross Profit. Gross profit decreased due to revenue performance as discussed above. North America gross margin remained strong during the first two quarters of fiscal 2025 and increased to 82.8% compared with 82.6% in fiscal 2024.

SG&A Expense. North America SG&A expenses increased primarily due to associate costs resulting from new sales and sales support personnel (primarily related to our new go-to-market strategy and the restructuring of our North America sales force), compensation increases, and benefit costs, as well as increased advertising and promotional costs from the launch of our refreshed The 7 Habits of Highly Effective People offering in the first quarter of fiscal 2025.

International Direct Offices

The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$14,440	100.0	$15,993	100.0	$(1,553)
Cost of revenue	3,767	26.1	3,878	24.2	(111)
Gross profit	10,673	73.9	12,115	75.8	(1,442)
SG&A expenses	11,870	82.2	11,064	69.2	806
Adjusted EBITDA	$(1,197)	(8.3)	$1,051	6.6	$(2,248)

Revenue. International Direct Office revenues for the first two quarters of fiscal 2025 were adversely impacted by ongoing economic disruptions and geopolitical tensions in Asia and by uncertain business and economic conditions in Europe. Fiscal 2025 year-to-date revenues decreased in China by 25%, in Japan by 17%, in the United Kingdom by 12%, and in our Germany, Switzerland, and Austria operations by 3% compared with fiscal 2024. These decreases were partially offset by increased sales through our Australia office and by revenue from our new France office. The fluctuation of foreign exchange rates for the first half of fiscal 2025 had an insignificant impact on International Direct Office revenue and operating results.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as described above. Gross margin for the first half of fiscal 2025 remained strong and was 73.9% of sales compared with 75.8% in the prior year. The fluctuation in gross margin was primarily due to changes in the mix of services delivered and products sold compared with the prior year.

SG&A Expenses. International Direct Office SG&A expenses increased primarily due to increased bad debt expense, increased associate costs from new personnel, and increased advertising and marketing expense related to the launch of the new The 7 Habits of Highly Effective People offering, which occurred in the first quarter of fiscal 2025.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$6,033	100.0	$6,204	100.0	$(171)
Cost of revenue	670	11.1	726	11.7	(56)
Gross profit	5,363	88.9	5,478	88.3	(115)
SG&A expenses	2,263	37.5	2,204	35.5	59
Adjusted EBITDA	$3,100	51.4	$3,274	52.8	$(174)

Revenue. For the first half of fiscal 2025, our international licensees’ revenue decreased by 3%, or $0.2 million, which was primarily due to decreased services revenue and a decrease in our share of AAP revenue. Licensee royalty revenues increased 1% compared with the prior year. During fiscal 2025, our foreign licensees have encountered difficult macroeconomic conditions and business uncertainty in the regions where they operate. Foreign exchange rates had a $0.1 million adverse impact on international licensee revenues and operating results for the first two quarters of fiscal 2025.

Gross Profit. Gross profit decreased due to lower licensee revenue compared with the prior year. However, International Licensee gross margin remained strong and increased to 88.9% in the first half of fiscal 2025 primarily due to increased royalties in the mix of revenue.

SG&A Expense. International licensee SG&A expenses for the first half of fiscal 2025 increased primarily due to the allocation of increased shared services costs (benefits, people services, information systems, etc.) compared with fiscal 2024.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 29,	% of
	2025	Sales	2024	Sales	Change
Revenue	$31,529	100.0	$29,580	100.0	$1,949
Cost of revenue	11,788	37.4	11,430	38.6	358
Gross profit	19,741	62.6	18,150	61.4	1,591
SG&A expenses	19,788	62.8	18,514	62.6	1,274
Adjusted EBITDA	$(47)	(0.1)	$(364)	(1.2)	$317

Revenue. Education Division revenue for the first two quarters of fiscal 2025 increased 7%, or $1.9 million, compared with the first half of fiscal 2024. Fiscal 2025 revenue growth was primarily attributable to increased coaching and consulting revenue, and increased membership subscription revenue, and increased sales of classroom and training materials, due in part to a new initiative with a state that began in the first quarter of 2025. Delivery of training and coaching days remained strong during the first half of fiscal 2025 as the Education Division delivered approximately 160 more training and coaching days than in fiscal 2024. Education subscription and subscription services revenues in the first two quarters of fiscal 2025 increased 8% compared with the prior year. Training and materials revenue increased $0.8 million over the prior year, which included $0.7 million of classroom and training materials from the new state-wide initiative. Education Division growth during the first half of fiscal 2025 was partially offset by adverse changes in foreign exchange rates, which impacted revenue by $0.3 million and operating results by $0.4 million.

Gross Profit. Education Division gross profit increased primarily due to revenue growth as previously discussed. Education Division gross margin remained strong and increased to 62.6% compared with 61.4% in the prior year primarily due to a change in the mix of services and products sold during the quarter.

SG&A Expenses. Education SG&A expenses increased primarily due to increased commissions on higher revenue, new personnel, and allocation of increased shared services costs compared with the prior year.

Other Operating Expense Items

Depreciation – Depreciation expense for the first half of fiscal 2025 was consistent with the prior year at $2.0 million in each period. We currently expect depreciation expense to total approximately $3.6 million in fiscal 2025.

Amortization – Amortization expense for the first two quarters of fiscal 2025 was $2.2 million compared with $2.1 million in the prior year. The slight increase was primarily due to the reacquisition of license rights for France, which occurred in the first quarter of fiscal 2025. We currently expect definite-lived intangible asset amortization expense will total approximately $4.4 million during fiscal 2025.

Interest Expense – Our interest expense decreased by $0.3 million compared with the first half of fiscal 2024 primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the first two quarters of fiscal 2025 was $0.1 million on pre-tax income of $0.2 million, for an effective tax rate of 56.1%, compared with an effective rate of 14.4% through February 29, 2024, when we recorded income tax expense of $1.0 million on pre-tax income of $6.7 million.

Our effective tax rate of 56.1% for the first two quarters of fiscal 2025 is unusual primarily due to near-break-even pre-tax income for the first half of fiscal 2025. We currently estimate that our effective tax rate will normalize during the remainder of fiscal 2025 to approximately 36%, which is higher than normal statutory rates primarily due to the non-deductible portion of stock-based compensation paid to executives.

During the first half of fiscal 2025 we paid $6.0 million of cash for income taxes, most of which related to our fiscal 2024 income tax liability. We anticipate our total cash paid for income taxes over the coming years to approximate our total income tax provision on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At February 28, 2025 we had over $100 million of available liquidity, which consisted of $40.4 million in cash combined with our undrawn $62.5 million revolving credit facility. Of our $40.4 million of cash on February 28, 2025, $14.5 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, working capital expansion, capital expenditures (including curriculum development), and debt and leasing payments.

In fiscal 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with KeyBank National Association leading a group of financial institutions, which replaced our previous credit agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. The 2023 Credit Agreement matures on March 27, 2028.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At February 28, 2025, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2025.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first half of fiscal 2025 was $12.8 million compared with $30.2 million in the first half of fiscal 2024. The decrease in cash flows from operating activities was primarily attributable to lower operating income in the first two quarters of fiscal 2025 as previously discussed, working capital activity, and cash payments made for income taxes. While we expect our cash flows from operating activities to improve in the second half of fiscal 2025, certain conditions are beyond our control or influence such as general macroeconomic conditions, further reductions in government spending, and business conditions in international locations which impact our financial results at our international direct offices and our international licensees.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first half of fiscal 2025, our cash used for investing activities totaled $5.0 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the first two quarters of fiscal 2025, we spent $2.4 million on the development of our various offerings and related content. During the first half of fiscal 2025, we launched a significantly refurbished The 7 Habits of Highly Effective People offering and expect to release additional/refurbished content in the second half of fiscal 2025 and in future years. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total approximately $8.3 million in fiscal 2025.

Our purchases of property and equipment during the first half of fiscal 2025 totaled $2.3 million and consisted primarily of computer software and hardware. During the third quarter of fiscal 2025 we are moving our corporate offices to a new location and will use cash for leasehold improvements to build out and furnish the new office space. Including the spending for these leasehold improvements, we currently anticipate that our purchases of property and equipment will total approximately $8.7 million in fiscal 2025.

In the first quarter of fiscal 2025, we reacquired the license rights to sell our content in France for $0.3 million in cash and $0.2 million of forgiven receivables from the former licensee. The operations of the newly opened direct office in France are included in the International Direct Office segment. We look forward to expanding our business and operations in France over the coming years.

Cash Flows Used For Financing Activities

For the two quarters ended February 28, 2025, our net cash used for financing activities totaled $15.9 million. Our primary uses of financing cash were $14.7 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards (Note 3), and $1.9 million used for principal payments on our financing obligation. Partially offsetting these uses of cash for financing activities were $0.7 million of proceeds received from our ESPP participants to purchase shares of common stock during the first half of fiscal 2025.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At February 28, 2025, we had $36.2 million remaining on the current common share purchase authorization.

Our uses of financing cash during fiscal 2025 are expected to include required payments on our financing obligation and notes payable, and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to pay the liabilities from our financing obligation and notes payable, pay for projected capital expenditures, and meet other obligations in fiscal 2025 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023, we entered into the 2023 Credit Agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions, business conditions in international locations, geopolitical tensions in Asia and North America, and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on November 12, 2024 (our Annual Report). During the quarter and two quarters ended February 28, 2025, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have experienced significant volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance, such as government actions on spending and trade. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage, and fewer potential investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2025, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, a fixed-rate note payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since our long-term obligations have fixed interest rates, our overall interest rate sensitivity is currently influenced by any amount borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 6.0% on February 28, 2025 and our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 28, 2025.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Franklin Saltlake LLC, the landlord (the Landlord) for leased premises which house the Company’s corporate offices located at 2200 West Parkway Blvd, Salt Lake City, UT, filed suit on December 20, 2024, in Third District Court, Salt Lake County, Utah, alleging that we have breached the lease by failing to make certain repairs and replacements to equipment on the premises. The Landlord originally sought approximately $2.3 million in damages and a right to enter the premises to make the alleged repairs.  The Landlord filed an amended complaint on February 11, 2025, and the Company filed a motion to dismiss on February 25, 2025, which was subsequently denied by the court. In April 2025, the damage amount was increased by the plaintiff to approximately $3.8 million. The Company denies all material allegations; contends that the premises and associated equipment remain in sound operating condition and use, and that no such repairs are warranted or needed.  The Company intends to vigorously defend; however, given the early stages of litigation, any outcome remains uncertain.

Item 1A.RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first two quarters of fiscal 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2024 to December 31, 2024	-	$-	-	$44,910

January 1, 2025 to January 31, 2025	250,772	$34.71	250,772	$36,206

February 1, 2025 to February 28, 2025	-	$-	-	$36,206

Total Common Shares	250,772	$34.71	250,772	$36,206

(1)On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

Item 5. OTHER INFORMATION

During the quarter ended February 28, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

(A)Exhibits:

10.1	Franklin Covey Co. 2022 Omnibus Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 and incorporated by reference herein).
10.2

Amendment No. 1 to the Franklin Covey 2022 Omnibus Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2025 and incorporated by reference herein).

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

FRANKLIN COVEY CO.

Date: April 8, 2025	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 8, 2025	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)