Form 10-Q
period 2025-05-31
FRANKLIN COVEY CO
filed 2025-07-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13907 South Minuteman Dr., Suite 500	84020
Draper, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number,	(801) 817-1776
including area code

2200 West Parkway Boulevard

Salt Lake City, UT 84119-2099

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

12,641,822 shares of common stock, $0.05 par value per share, as of June 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,707	$48,663
Accounts receivable, less allowance for credit losses of $2,328 and $3,015	49,843	86,002
Inventories	4,062	4,002
Prepaid expenses and other current assets	23,391	21,586
Total current assets	111,003	160,253

Property and equipment, net	9,867	8,736
Intangible assets, net	35,648	37,766
Goodwill	31,220	31,220
Deferred income tax assets	854	870
Other long-term assets	29,692	22,694
	$218,284	$261,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$816	$835
Current portion of financing obligation	221	3,112
Accounts payable	6,234	7,862
Deferred subscription revenue	83,488	101,218
Customer deposits	20,054	16,972
Accrued liabilities	21,494	32,454
Total current liabilities	132,307	162,453

Notes payable, less current portion	-	775
Financing obligation, less current portion	1,312	1,312
Other liabilities	15,939	10,732
Deferred income tax liabilities	3,147	3,132
Total liabilities	152,705	178,404

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	230,375	231,813
Retained earnings	121,900	123,204
Accumulated other comprehensive loss	(863)	(768)
Treasury stock at cost, 14,427 shares and 14,084 shares	(287,186)	(272,467)
Total shareholders’ equity	65,579	83,135
	$218,284	$261,539

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Revenue	$67,121	$73,373	$195,819	$203,109
Cost of revenue	15,799	17,167	46,040	47,773
Gross profit	51,322	56,206	149,779	155,336

Selling, general, and administrative	46,676	45,110	138,966	130,088
Restructuring costs	4,739	701	6,723	3,008
Impairment of asset	-	-	-	928
Depreciation	1,012	990	2,979	2,994
Amortization	1,098	1,062	3,294	3,204
Income (loss) from operations	(2,203)	8,343	(2,183)	15,114

Interest income	211	268	765	857
Interest expense	(135)	(247)	(470)	(916)
Income (loss) before income taxes	(2,127)	8,364	(1,888)	15,055
Income tax benefit (provision)	718	(2,643)	584	(3,609)
Net income (loss)	$(1,409)	$5,721	$(1,304)	$11,446

Net income (loss) per share:
Basic	$(0.11)	$0.43	$(0.10)	$0.87
Diluted	(0.11)	0.43	(0.10)	0.85

Weighted average number of common shares:
Basic	12,891	13,160	13,028	13,222
Diluted	12,891	13,378	13,028	13,499

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,409)	$5,721	$(1,304)	$11,446
Foreign currency translation adjustments,
net of income taxes of $0, $0, $0, and $0	149	(175)	(95)	(263)
Comprehensive income (loss)	$(1,260)	$5,546	$(1,399)	$11,183

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,304)	$11,446
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,273	6,198
Amortization of capitalized curriculum costs	3,269	2,340
Stock-based compensation	5,730	7,092
Impairment of asset	-	928
Deferred income taxes	12	(169)
Amortization of right-of-use operating lease assets	392	596
Changes in assets and liabilities:
Decrease in accounts receivable, net	36,253	21,436
Increase in inventories	(42)	(434)
Decrease in prepaid expenses and other assets	2,429	2,032
Decrease in accounts payable and accrued liabilities	(9,931)	(8,305)
Decrease in deferred revenue and customer deposits	(15,756)	(5,154)
Increase (decrease) in income taxes payable/receivable	(7,662)	628
Decrease in other long-term liabilities	(624)	(249)
Net cash provided by operating activities	19,039	38,385

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,050)	(2,618)
Curriculum development costs	(4,095)	(5,195)
Reacquisition of license rights	(324)	-
Net cash used for investing activities	(8,469)	(7,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(835)	(4,585)
Principal payments on financing obligation	(2,890)	(2,618)
Purchases of common stock for treasury	(22,991)	(25,844)
Proceeds from sales of common stock held in treasury	1,103	1,077
Net cash used for financing activities	(25,613)	(31,970)
Effect of foreign currency exchange rates on cash and cash equivalents	87	(258)
Net decrease in cash and cash equivalents	(14,956)	(1,656)
Cash and cash equivalents at the beginning of the period	48,663	38,230
Cash and cash equivalents at the end of the period	$33,707	$36,574

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,050	$2,692
Cash paid for interest	428	931

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum
financed by accounts payable	$751	$111
Consideration for reacquired license rights from liabilities of seller	168	-
Acquisition of right-of-use operating lease assets for operating lease liabilities	6,256	1,042
Acquisition of content rights financed by accrued liabilities and other liabilities	678	1,500

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance at August 31, 2024	27,056	$1,353	$231,813	$123,204	$(768)	(14,084)	$(272,467)
Issuance of common stock from
treasury			(6,707)			363	7,027
Purchases of common shares
for treasury						(146)	(5,954)
Stock-based compensation			2,167
Cumulative translation
adjustments					(202)
Net income				1,181
Balance at November 30, 2024	27,056	1,353	227,273	124,385	(970)	(13,867)	(271,394)

Issuance of common stock from
treasury			60			16	295
Purchases of common shares
for treasury						(251)	(8,704)
Stock-based compensation			1,346
Unvested stock award			(536)			27	536
Cumulative translation
adjustments					(42)
Net loss				(1,076)
Balance at February 28, 2025	27,056	1,353	228,143	123,309	(1,012)	(14,075)	(279,267)

Issuance of common stock from
treasury			15			20	414
Purchases of common shares
for treasury						(372)	(8,333)
Stock-based compensation			2,217
Cumulative translation
adjustments					149
Net loss				(1,409)
Balance at May 31, 2025	27,056	$1,353	$230,375	$121,900	$(863)	(14,427)	$(287,186)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve sustained superior performance through changes in human behavior. We are fundamentally a content and solutions company, and we believe that our offerings and services create a connection between capabilities and results. We have a wide range of content delivery options, including: the All Access Pass (AAP) subscription, The Leader in Me membership, and other intellectual property licenses; digital online learning; onsite training; training led through certified facilitators; blended learning; and organization-wide transformational processes, including consulting and coaching. We believe our investments in digital delivery modalities have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or meeting in a centralized location. We believe that our clients are able to utilize our content to create cultures which produce high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders. Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America, International Direct Office, and International Licensee segments, and the Education Division, which is comprised of our Education practice.

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

The results of operations for the quarter and three quarters ended May 31, 2025, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2025, or for any future periods.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve the reportable segment disclosure primarily by requiring entities to provide more disaggregated expense information about their reportable segments. The new guidance also improves interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Since this guidance only impacts disclosures, we do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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

NOTE 2 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first three quarters of fiscal 2025 consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Our fiscal 2025 purchases of common stock through May 31, 2025, were comprised of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	146	$5,954
Open market purchases	623	17,037
	769	$22,991

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

NOTE 3 – REVENUE

Contract Balances

Our deferred subscription revenue totaled $89.3 million at May 31, 2025, and $107.9 million at August 31, 2024, of which $5.9 million and $6.7 million were classified as components of other long-term liabilities at May 31, 2025 and August 31, 2024, respectively. During the quarter and three quarters ended May 31, 2025, we recognized $36.8 million and $108.8 million of previously deferred subscription revenue, respectively.

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

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At May 31, 2025, we had $151.4 million of remaining performance obligations, including our deferred subscription revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue information.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Long-term incentive awards	$1,741	$2,355	$4,270	$5,707
Strive acquisition compensation	160	165	525	550
Unvested stock awards	240	240	720	640
Employee stock purchase plan	76	68	215	195
	$2,217	$2,828	$5,730	$7,092

During the quarter and three quarters ended May 31, 2025, we issued 20,841 shares and 426,114 shares, respectively, of our common stock under various stock-based compensation arrangements, including our employee stock purchase plan (ESPP).

At each reporting date, we reevaluate the expected number of shares to vest under the terms of our performance-based long-term incentive plan awards and adjust the amount of stock-based compensation based on any revisions to the number of shares expected to vest. During the second quarter of fiscal 2025, revisions to these estimates reduced our stock-based compensation by $1.0 million.

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

Fiscal 2025 Board of Directors Unvested Share Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is normally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2025 award, each eligible director received a whole share grant equal to $120,000 with a one-year vesting period. Our Board of Directors unvested stock award activity during the three quarters ended May 31, 2025 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2024	23,136	$41.50
Granted	27,336	35.12
Forfeited	-	-
Vested	(23,136)	41.50
Unvested stock awards at
May 31, 2025	27,336	$35.12

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2025, we sold 16,020 shares and 36,816 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

Our fiscal 2025 restructuring costs were for the continued implementation of our new Enterprise Division go-to-market strategy, alignment of personnel and refinements to the new model, and to reduce operating expenses in certain areas of our operations. In fiscal 2024, we began restructuring our North America sales force to a more focused structure that is designed to drive additional sales growth in the future. In the first quarter of fiscal 2025, we expanded this restructuring effort to certain areas of our International Direct Office segment. Through May 31, 2025, the cost of these restructuring activities totaled $6.7 million and consisted of two restructuring events, one in each of the first and third quarters. The restructuring costs were primarily for severance and related personnel expenses.

During the quarter ended May 31, 2025, we expensed $4.7 million for severance to approximately 45 associates who were impacted by changes to our new go-to-market strategy and cost reduction initiatives. Approximately $3.8 million of the restructuring was attributable to the North America segment, $0.2 million for the International Direct Office segment, $0.1 million for the International Licensees segment, and $0.6 million for the Education Division. We expect to pay the majority of these severance benefits during the fourth quarter of fiscal 2025 and had $4.7 million included in accrued liabilities on our condensed consolidated balance sheet at May 31, 2025, for the third quarter restructuring event.

In the first quarter of fiscal 2025, we expensed $2.0 million for severance to approximately 35 associates who were impacted by sales force restructuring activities. Approximately $1.6 million of this restructuring expense was attributable to the North America segment and $0.4 million was attributable to the International Direct Office segment. The severance benefits were paid during the second quarter of fiscal 2025 and there were no remaining accrued restructuring liabilities from the first quarter restructuring event on our condensed consolidated balance sheet at May 31, 2025.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of net income (loss) per common share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Numerator for basic and
diluted income per share:
Net income (loss)	$(1,409)	$5,721	$(1,304)	$11,446

Denominator for basic and
diluted income per share:
Basic weighted average shares
outstanding	12,891	13,160	13,028	13,222
Effect of dilutive securities:
Stock-based compensation awards	-	218	-	277
Diluted weighted average
shares outstanding	12,891	13,378	13,028	13,499

EPS Calculations:
Net income (loss) per share:
Basic	$(0.11)	$0.43	$(0.10)	$0.87
Diluted	(0.11)	0.43	(0.10)	0.85

Since we incurred a net loss for the quarter and three quarters ended May 31, 2025, no potentially dilutive securities are included in the calculation of net loss per share because their inclusion would be anti-dilutive. The number of dilutive stock-based compensation awards as of May 31, 2025 would have been approximately 116,000 shares.

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

	Revenue From
Quarter Ended	External		Adjusted
May 31, 2025	Customers	Gross Profit	EBITDA

Enterprise Division:
North America	$37,054	$30,708	$6,201
International direct offices	7,496	5,490	313
International licensees	2,716	2,379	1,349
	47,266	38,577	7,863
Education practice	18,640	12,227	2,053
Corporate and eliminations	1,215	518	(2,609)
Consolidated	$67,121	$51,322	$7,307

Quarter Ended
May 31, 2024

Enterprise Division:
North America	$40,592	$33,425	$10,822
International direct offices	8,540	6,629	1,268
International licensees	2,747	2,463	1,352
	51,879	42,517	13,442
Education practice	20,235	13,270	3,142
Corporate and eliminations	1,259	419	(2,660)
Consolidated	$73,373	$56,206	$13,924

Three Quarters Ended
May 31, 2025

Enterprise Division:
North America	$111,711	$92,503	$19,788
International direct offices	21,936	16,163	(884)
International licensees	8,749	7,742	4,449
	142,396	116,408	23,353
Education practice	50,169	31,968	2,006
Corporate and eliminations	3,254	1,403	(8,318)
Consolidated	$195,819	$149,779	$17,041

Three Quarters Ended
May 31, 2024

Enterprise Division:
North America	$116,439	$96,101	$30,421
International direct offices	24,533	18,744	2,318
International licensees	8,951	7,941	4,626
	149,923	122,786	37,365
Education practice	49,815	31,420	2,778
Corporate and eliminations	3,371	1,130	(7,803)
Consolidated	$203,109	$155,336	$32,340

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$7,307	$13,924	$17,041	$32,340
Stock-based compensation	(2,217)	(2,828)	(5,730)	(7,092)
Restructuring costs	(4,739)	(701)	(6,723)	(3,008)
Headquarters moving costs	(444)	-	(498)	-
Impaired asset	-	-	-	(928)
Depreciation	(1,012)	(990)	(2,979)	(2,994)
Amortization	(1,098)	(1,062)	(3,294)	(3,204)
Income (loss) from operations	(2,203)	8,343	(2,183)	15,114
Interest income	211	268	765	857
Interest expense	(135)	(247)	(470)	(916)
Income (loss) before income taxes	(2,127)	8,364	(1,888)	15,055
Income tax benefit (provision)	718	(2,643)	584	(3,609)
Net income (loss)	$(1,409)	$5,721	$(1,304)	$11,446

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024

Americas	$57,011	$62,084	$165,469	$169,840
Asia Pacific	5,609	6,460	17,209	19,438
Europe/Middle East/Africa	4,501	4,829	13,141	13,831
	$67,121	$73,373	$195,819	$203,109

The following table presents our revenue disaggregated by type of service (in thousands).

Quarter Ended	Services and			Leases and
May 31, 2025	Products	Subscriptions	Royalties	Other	Consolidated

Enterprise Division:
North America	$14,139	$22,534	$381	$-	$37,054
International direct offices	5,266	2,182	48	-	7,496
International licensees	80	293	2,343	-	2,716
	19,485	25,009	2,772	-	47,266
Education practice	6,214	11,774	652	-	18,640
Corporate and eliminations	-	-	298	917	1,215
Consolidated	$25,699	$36,783	$3,722	$917	$67,121

Quarter Ended
May 31, 2024

Enterprise Division:
North America	$16,727	$23,490	$375	$-	$40,592
International direct offices	5,955	2,538	47	-	8,540
International licensees	57	303	2,387	-	2,747
	22,739	26,331	2,809	-	51,879
Education practice	9,117	10,397	721	-	20,235
Corporate and eliminations	-	-	313	946	1,259
Consolidated	$31,856	$36,728	$3,843	$946	$73,373

Three Quarters Ended
May 31, 2025

Enterprise Division:
North America	$42,358	$68,353	$1,000	$-	$111,711
International direct offices	14,597	7,213	126	-	21,936
International licensees	210	908	7,631	-	8,749
	57,165	76,474	8,757	-	142,396
Education practice	14,566	32,334	3,269	-	50,169
Corporate and eliminations	-	-	649	2,605	3,254
Consolidated	$71,731	$108,808	$12,675	$2,605	$195,819

Three Quarters Ended
May 31, 2024

Enterprise Division:
North America	$44,478	$70,968	$993	$-	$116,439
International direct offices	16,918	7,491	124	-	24,533
International licensees	373	960	7,618	-	8,951
	61,769	79,419	8,735	-	149,923
Education practice	16,783	29,662	3,370	-	49,815
Corporate and eliminations	-	-	939	2,432	3,371
Consolidated	$78,552	$109,081	$13,044	$2,432	$203,109

NOTE 8 – CORPORATE HEADQUARTERS LEASE

On December 20, 2024, we signed a new lease agreement (the Lease) for one floor of a five-story office building located in Draper, Utah to house our corporate headquarters. The Lease requires initial base rent of approximately $0.8 million per year with annual rent escalations. The initial lease term is for 130 months with a 10-month rent holiday. Based on the guidance found in Accounting Standards Codification 842 Leases, we determined that the lease commencement date occurred during the quarter ended May 31, 2025 as the leased space was made available to us for making leasehold improvements prior to occupying the property. The Lease added $6.4 million of right of use assets, which are included in other long-term assets, and $6.3 million of lease liabilities, which are primarily included in other long-term liabilities, in our condensed consolidated balance sheet at May 31, 2025.

The master lease on our current headquarters campus, which is accounted for as a financing obligation on the accompanying condensed consolidated balance sheets, expires in June 2025. At the conclusion of the master lease agreement, the long-term portion of the financing obligation, which totaled $1.3 million, will be written off against the corresponding carrying value of the land and the balances will be eliminated.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, as filed with the SEC on November 12, 2024.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concept of Adjusted EBITDA, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income or loss excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring and headquarters moving costs. We reference this non-GAAP measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the operating performance of prior periods and we believe it provides investors with greater transparency to evaluate our operational activities and financial results. For a reconciliation of our reporting segment Adjusted EBITDA to net income (loss), a related GAAP measure, refer to Note 7, Segment Information, to our unaudited condensed consolidated financial statements.

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

During the quarter ended May 31, 2025, our operations were heavily impacted by various macroeconomic factors, including specific actions to reduce U.S. federal government spending, threatened or enacted tariffs that have created significant business environment uncertainty, and ongoing geopolitical tensions which continue to produce instability in certain areas of the world. While threatened or enacted tariffs have not directly impacted our operations, the uncertainty created by the threatened tariffs have adversely impacted our clients both domestically and internationally. In response to the economic uncertainty, many of our clients and prospective clients have sought to reduce their spending to maintain profitability. Despite these macroeconomic issues, we are pleased that the majority of our clients are renewing their All Access Pass subscriptions and Leader in Me memberships. Our solutions are designed to help clients achieve their own great purposes and manage difficult and uncertain times. The Company’s recently implemented new go-to-market strategy entered its second quarter of operations and these initiatives are designed to enable us to systematically drive growth in both the breadth and depth of our client relationships at scale.

Our consolidated revenue for the third quarter ended May 31, 2025, was $67.1 million, compared with $73.4 million in the third quarter of fiscal 2024 and reflected the impact of conditions previously described. Foreign exchange rates did not have a material impact on our consolidated revenue during the third quarter. The Company’s revenue performance during the third quarter of fiscal 2025 included the following key metrics:

oEnterprise Division revenues for the third quarter of fiscal 2025 totaled $47.3 million compared with $51.9 million in fiscal 2024. Enterprise Division revenue performance was impacted by a $3.5 million decrease in North America segment revenues and a $1.0 million decrease in International Direct Office revenues, which were both affected by macroeconomic uncertainties and canceled government contracts. These challenging economic and business conditions adversely impacted new logo sales and expansion activity in the third quarter.

oEducation Division revenues in the third quarter of fiscal 2025 were $18.6 million compared with $20.2 million in the prior year. The decrease was primarily due to reduced classroom materials sales. In the third quarter of fiscal 2024, we entered into a new state-wide initiative and other new district-wide initiatives that included large materials orders during the first year of the contracts. Materials orders from these contracts did not repeat at the same level in fiscal 2025. However, decreased materials revenue was partially offset by increased training and coaching revenue and membership subscription revenues. Delivery of training and coaching days remained strong in the third quarter of fiscal 2025 and benefited from higher revenue per day than in same period of the prior year. Education deferred subscription revenue at May 31, 2025, increased 21% over the balance at May 31, 2024.

oConsolidated subscription and subscription services revenues for the third quarter of fiscal 2025 were $57.7 million compared with $60.8 million in the third quarter of fiscal 2024. For the quarter ended May 31, 2025, subscription revenue invoiced was $31.7 million compared with $34.5 million in fiscal 2024.

oConsolidated deferred subscription revenue on May 31, 2025, increased 7% to $89.3 million compared with $83.8 million on May 31, 2024.

oAs of May 31, 2025, 58% of our AAP contracts are for at least two years, compared with 55% at May 31, 2024, and the percentage of contracted amounts represented by multi-year contracts was 62% compared with 60% as of May 31, 2024.

oUnbilled deferred subscription revenue on May 31, 2025, was $62.0 million compared with $69.4 million on May 31, 2024. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other unaudited consolidated financial information from the third quarter of fiscal 2025, which ended on May 31, 2025:

•Cost of Revenue/Gross Profit – For the quarter ended May 31, 2025, our cost of revenue totaled $15.8 million compared with $17.2 million in the prior year. Gross profit for the third quarter of fiscal 2025 was $51.3 million compared with $56.2 million in the prior year. The decrease in gross profit was primarily due to decreased revenue as described above. Gross margin for the third quarter of fiscal 2025 remained strong and was 76.5% of revenue compared with 76.6% in the third quarter of fiscal 2024.

•Operating Expenses – Our operating expenses for the third quarter of fiscal 2025 totaled $53.5 million and increased $5.7 million compared with the prior year, which was primarily due to a $4.0 million increase in restructuring charges and a $1.6 million increase in selling, general, and administrative (SG&A) expenses. During the third quarter of fiscal 2025, we continued to restructure our sales force in the Enterprise Division and to reduce costs in certain areas of our operations. We incurred $4.7 million of expenses for these restructuring activities primarily for severance and related costs. The increase in SG&A expenses was primarily due to increased associate costs related to new personnel, including new sales and sales support personnel hired in connection with the implementation of our new go-to-market strategy and the restructuring of our North America sales force.

•Income Taxes – Our income tax benefit for the quarter ended May 31, 2025, was $0.7 million on a pre-tax loss of $(2.1) million, for an effective benefit rate of 33.8%. In the third quarter of the prior year, our income tax provision was $2.6 million on pre-tax income of $8.4 million, reflecting an effective income tax rate of 31.6%. The slightly higher benefit rate in the current quarter is primarily attributable to our expectation that withholding taxes on foreign-source income will remain consistent year-over-year, while pre-tax income is expected to be lower, thus increasing the impact on our effective rate.

•Net Income (Loss) and Adjusted EBITDA – For the third quarter of fiscal 2025, we realized a net loss of $(1.4) million, or $(0.11) per share, compared with net income of $5.7 million, or $0.43 per diluted share, in the third quarter of the prior year, reflecting the factors previously discussed. Our Adjusted EBITDA for the quarter ended May 31, 2025, exceeded our previously announced expectations and totaled $7.3 million compared with $13.9 million in the third quarter of fiscal 2024. Foreign exchange rates had a $0.5 million favorable impact on our Adjusted EBITDA for the quarter ended May 31, 2025.

•Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the third quarter of fiscal 2025. At May 31, 2025, we had over $95 million of available liquidity which consisted of $33.7 million of cash and our full undrawn $62.5 million line of credit even after purchasing $23.0 million of our common stock during the first three quarters of fiscal 2025.

Further details regarding our results for the quarter ended May 31, 2025, are provided throughout the following Management’s Discussion and Analysis.

Quarter Ended May 31, 2025 Compared with the Quarter Ended May 31, 2024

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$37,054	100.0	$40,592	100.0	$(3,538)
Cost of revenue	6,346	17.1	7,167	17.7	(821)
Gross profit	30,708	82.9	33,425	82.3	(2,717)
SG&A expenses	24,507	66.1	22,603	55.7	1,904
Adjusted EBITDA	$6,201	16.7	$10,822	26.7	$(4,621)

Revenue. For the quarter ended May 31, 2025, North America segment revenue was $37.1 million compared with $40.6 million in the prior year. North America segment revenues for the quarter were adversely impacted by the uncertain macroeconomic environment and by canceled or postponed government contracting. During the third quarter of fiscal 2025, total Enterprise Division AAP subscription plus subscription services revenues were $39.9 million compared with $42.6 million in the prior year. Rolling four quarter AAP subscription and subscription service revenues were $160.2 million compared with $163.3 million for the corresponding period ended May 31, 2024. We remain optimistic about the expected results of our new North America go-to-market strategy and sales force restructuring as our new North America sales force structure is in place and began executing on their directives earlier in fiscal 2025. However, continued economic uncertainty, including threatened or enacted tariffs, may prevent us from achieving expected sales goals in the near term. Foreign exchange rates had an insignificant impact on North America revenues and operating results during the third quarter of fiscal 2025.

Gross Profit. Gross profit was impacted by lower revenue as described above. North America gross margin remained strong during the quarter ended May 31, 2025, and increased to 82.9% of revenue compared with 82.3% in the third quarter of fiscal 2024.

SG&A Expense. North America SG&A expenses increased primarily due to associate costs resulting from new sales and sales support personnel primarily related to our new go-to-market strategy and the restructuring of our North America sales force.

International Direct Offices

Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$7,496	100.0	$8,540	100.0	$(1,044)
Cost of revenue	2,006	26.8	1,911	22.4	95
Gross profit	5,490	73.2	6,629	77.6	(1,139)
SG&A expenses	5,177	69.1	5,361	62.8	(184)
Adjusted EBITDA	$313	4.2	$1,268	14.8	$(955)

Revenue. International Direct Office revenues for the quarter ended May 31, 2025, were adversely affected by ongoing economic uncertainty and geopolitical tensions as previously discussed. Third quarter revenues decreased in Japan by 22%, in the United Kingdom by 21%, and in China by 15% and were reflective of the macroeconomic conditions and their impact on existing and potential clients. Decreases in these offices were partially offset by increased revenue recognized through our new France office. The fluctuation of foreign exchange rates had a $0.1 million favorable impact on our International Direct Office revenue and an insignificant impact on operating results in the third quarter of fiscal 2025. We believe the resolution of multiple international trade issues and improving economic conditions will lead to improved sales performance in future periods. However, the successful resolution of these macroeconomic issues is not within our control and may not generate expected revenue growth at our International Direct Offices in future periods.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as described above. Gross margin for the third quarter of fiscal 2025 was 73.2% of sales compared with 77.6% in the prior year and decreased primarily due to a shift in the mix of services delivered and products sold during the third quarter of fiscal 2025 when compared with fiscal 2024.

SG&A Expenses. International Direct Office SG&A expenses decreased $0.2 million primarily due to cost reduction initiatives enacted to offset the impact of decreased revenue.

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our International Licensee operations in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$2,716	100.0	$2,747	100.0	$(31)
Cost of revenue	337	12.4	284	10.3	53
Gross profit	2,379	87.6	2,463	89.7	(84)
SG&A expenses	1,030	37.9	1,111	40.4	(81)
Adjusted EBITDA	$1,349	49.7	$1,352	49.2	$(3)

Revenue. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. For the quarter ended May 31, 2025, our International Licensees’ revenue was essentially flat when compared with the prior year at $2.7 million as licensee royalty revenues were relatively flat for the quarter. Our International Licensees’ operations continue to be unfavorably impacted by difficult macroeconomic conditions, such as geopolitical trade tensions and economic uncertainty, which have negatively impacted the industries that some of our licensees serve. While we remain optimistic about future growth in our International Licensee operations, ongoing economic uncertainty and geopolitical instability may impair or reduce their growth compared with our expectations. Foreign exchange rates had an immaterial impact on International Licensee revenues and operating results for the quarter ended May 31, 2025.

Gross Profit. Despite consistent revenue performance when compared with the prior year, gross profit for the quarter ended May 31, 2025 decreased compared to fiscal 2024 primarily due to changes in the mix of services and products sold.

These changes in product mix reduced International Licensee gross margin from 89.7% in fiscal 2024 to 87.6% in the current year.

SG&A Expenses. International licensee SG&A expenses decreased $0.1 million primarily due to cost-cutting initiatives implemented during fiscal 2025.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$18,640	100.0	$20,235	100.0	$(1,595)
Cost of revenue	6,413	34.4	6,965	34.4	(552)
Gross profit	12,227	65.6	13,270	65.6	(1,043)
SG&A expenses	10,174	54.6	10,128	50.1	46
Adjusted EBITDA	$2,053	11.0	$3,142	15.5	$(1,089)

Revenue. For the third quarter of fiscal 2025, Education Division revenue was $18.6 million compared with $20.2 million in the third quarter of fiscal 2024. The decrease in Education Division revenue during the quarter was primarily due to a $2.2 million decrease in training materials revenue, which was partially offset by increased coaching and consulting revenue and increased membership subscription revenues resulting primarily from new schools which started The Leader in Me during fiscal 2024. During the third quarter of fiscal 2024 a new state-wide initiative began that included $1.4 million of classroom materials sales and we also recognized significant materials sales from other new district-wide initiatives. These contracts included large materials orders in the first year and did not repeat at the same level in fiscal 2025. The delivery of training and coaching services remained strong during the third quarter of fiscal 2025 and benefited from higher revenue per day than the prior year. Training and coaching days are recognized as revenue when they are delivered. Education subscription and subscription services revenues in the third quarter of fiscal 2025 decreased 2% compared with the same period of the prior year due to decreased materials revenue. Foreign exchange rates had an immaterial impact on Education Division revenue and operating results for the third quarter of fiscal 2025.

Gross Profit. Education Division gross profit in the third quarter of fiscal 2025 decreased primarily due to revenue performance as previously described. Education Division gross margin remained strong and was consistent with the prior year at 65.6% of sales.

SG&A Expenses. Education SG&A expenses were relatively flat compared with the prior year and increased slightly due to the impact of new personnel, recognition of previously deferred commissions, and increased salaries compared with the prior year. These increases were mostly offset by decreased variable pay and marketing expenses.

Other Operating Expense Items

Interest Expense – Our interest expense of $0.1 million decreased by $0.1 million compared with the third quarter of fiscal 2024 due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

Our income tax benefit for the quarter ended May 31, 2025, was $0.7 million on a pre-tax loss of $(2.1) million, for an effective benefit rate of 33.8%. In the third quarter of the prior year, our income tax provision was $2.6 million on pre-tax income of $8.4 million, reflecting an effective income tax rate of 31.6%. The slightly higher benefit rate in the current quarter is primarily attributable to our expectation that withholding taxes on foreign-source income will remain consistent year-over-year, while pre-tax income is expected to be lower, thus increasing the impact on our effective rate.

Three Quarters Ended May 31, 2025 Compared with the Three Quarters Ended May 31, 2024

Enterprise Division

North America Segment

The following comparative information is for our North America segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$111,711	100.0	$116,439	100.0	$(4,728)
Cost of revenue	19,208	17.2	20,338	17.5	(1,130)
Gross profit	92,503	82.8	96,101	82.5	(3,598)
SG&A expenses	72,715	65.1	65,680	56.4	7,035
Adjusted EBITDA	$19,788	17.7	$30,421	26.1	$(10,633)

Revenue. North America segment revenue for the first three quarters of fiscal 2025 totaled $111.7 million compared with $116.4 million in fiscal 2024. North America segment revenues were adversely impacted by continued business environment uncertainties and by canceled government contracts resulting from efficiency initiatives, which began in the second quarter of fiscal 2025. Our results for the first three quarters of fiscal 2025 were also somewhat lower than our expectations as we implemented a new go-to-market strategy and transitioned our sales force in North America to a more focused structure. For the first three quarters of fiscal 2025, total Enterprise AAP subscription plus subscription services revenues were $117.0 million compared with $121.6 million in fiscal 2024. While we remain optimistic about the expected results of our North America sales force restructuring and associated growth initiatives, other factors such as further reductions in government spending and continued uncertainty in the business environment in North America may delay or lower expected revenue growth from these initiatives. Foreign exchange rates had an insignificant impact on North America revenues and operating results for the three quarters ended May 31, 2025.

Gross Profit. Gross profit decreased due to revenue performance as discussed above. North America gross margin remained strong during the first three quarters of fiscal 2025 and increased to 82.8% compared with 82.5% in fiscal 2024.

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

International Direct Offices

The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$21,936	100.0	$24,533	100.0	$(2,597)
Cost of revenue	5,773	26.3	5,789	23.6	(16)
Gross profit	16,163	73.7	18,744	76.4	(2,581)
SG&A expenses	17,047	77.7	16,426	67.0	621
Adjusted EBITDA	$(884)	(4.0)	$2,318	9.4	$(3,202)

Revenue. International Direct Office revenues for the first three quarters of fiscal 2025 were adversely affected by ongoing economic uncertainty and geopolitical tensions as previously discussed. Fiscal 2025 year-to-date revenues decreased in China by 22%, in Japan by 19%, in the United Kingdom by 15%, and in our Germany, Switzerland, and Austria operations by 3% compared with fiscal 2024. These decreases were partially offset by increased sales through our Australia office and by revenue from our new France office. The fluctuation of foreign exchange rates for the first three quarters of fiscal 2025 had a $0.1 million impact on International Direct Office revenue and an insignificant impact on operating results.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as previously described. Gross margin for the first three quarters of fiscal 2025 remained strong and was 73.7% of sales compared with 76.4% in fiscal 2024. The fluctuation in gross margin was primarily due to changes in the mix of services delivered and products sold compared with the prior year.

SG&A Expenses. International Direct Office SG&A expenses increased primarily due to increased bad debt expense and increased advertising and marketing expense related to the launch of the new The 7 Habits of Highly Effective People offering, which occurred in the first quarter of fiscal 2025.

International Licensees Segment

The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$8,749	100.0	$8,951	100.0	$(202)
Cost of revenue	1,007	11.5	1,010	11.3	(3)
Gross profit	7,742	88.5	7,941	88.7	(199)
SG&A expenses	3,293	37.6	3,315	37.0	(22)
Adjusted EBITDA	$4,449	50.9	$4,626	51.7	$(177)

Revenue. For the first three quarters of fiscal 2025, our International Licensees’ revenue decreased primarily due to decreases in services revenue and in our share of AAP revenue. Licensee royalty revenues were essentially flat compared with fiscal 2024. During fiscal 2025, our foreign licensees have encountered ongoing macroeconomic uncertainty and geopolitical instability in the regions where they operate, which have adversely impacted their operations. Foreign exchange rates had an immaterial impact on International Licensee revenues and operating results for the first three quarters of fiscal 2025.

Gross Profit. Gross profit decreased due to lower licensee revenue compared with the prior year. However, International Licensee gross margin remained strong and was 88.5% in the first three quarters of fiscal 2025 compared with 88.7% in the first three quarters of the prior year.

SG&A Expense. International Licensee SG&A expenses for the first three quarters of fiscal 2025 decreased primarily due to cost cutting efforts implemented during fiscal 2025 in response to decreased revenue.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$50,169	100.0	$49,815	100.0	$354
Cost of revenue	18,201	36.3	18,395	36.9	(194)
Gross profit	31,968	63.7	31,420	63.1	548
SG&A expenses	29,962	59.7	28,642	57.5	1,320
Adjusted EBITDA	$2,006	4.0	$2,778	5.6	$(772)

Revenue. Education Division revenue for the first three quarters of fiscal 2025 increased 1%, or $0.4 million, compared with the first three quarters of fiscal 2024. Fiscal 2025 revenue growth was primarily attributable to increased coaching and consulting revenue and increased membership subscription revenue, which were partially offset by decreased sales of classroom and training materials, primarily due to a new state-wide initiative and district contracts that included large training materials orders in the third quarter of fiscal 2024. These materials orders did not repeat at the same levels in the third quarter of fiscal 2025. Delivery of training and coaching days remained strong during the first three quarters of fiscal 2025 as the Education Division delivered approximately 70 more training and coaching days than in fiscal 2024. Education subscription and subscription services revenues in the first three quarters of fiscal 2025 increased 4% compared with the prior year and Education deferred subscription revenue at May 31, 2025, increased 21% over the balance at May 31, 2024. Education Division growth during the first three quarters of fiscal 2025 was partially offset by changes in foreign exchange rates, which adversely impacted revenue by $0.2 million and operating results by $0.4 million. We continue to be pleased with the strength and momentum of our Education Division, which added 728 new The Leader in Me schools during fiscal 2024. We believe the momentum generated in fiscal 2024 and over the first three quarters of fiscal 2025 will continue through the remainder of fiscal 2025 as we continue to add new schools. At May 31, 2025, nearly 8,000 schools around the world were using The Leader in Me program.

Gross Profit. Education Division gross profit increased primarily due to revenue growth as previously discussed. Education Division gross margin remained strong and increased to 63.7% compared with 63.1% in the same period of the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to new personnel and increased commissions on higher sales when compared with the prior year.

Other Operating Expense Items

Depreciation – Through May 31, 2025, our depreciation expense was consistent with the prior year at $3.0 million in each period. We currently expect depreciation expense to total approximately $4 million in fiscal 2025.

Amortization – Amortization expense for the first three quarters of fiscal 2025 was $3.3 million compared with $3.2 million in the prior year. The slight increase was primarily due to the reacquisition of license rights for our France operations, which occurred in the first quarter of fiscal 2025. We currently expect definite-lived intangible asset amortization expense will total approximately $4.5 million during fiscal 2025.

Interest Expense – Our interest expense of $0.5 million decreased by $0.4 million compared with the first three quarters of fiscal 2024 primarily due to decreased term loan and financing obligation liabilities as payments have been made in the normal course of business.

Income Taxes

For the first three quarters of fiscal 2025, we recognized an income tax benefit of $0.6 million on a pre-tax loss of $(1.9) million, resulting in an effective tax benefit rate of 30.9%. For the corresponding period of the prior year, we recognized income tax expense of $3.6 million on pre-tax income of $15.1 million for an effective tax rate of 24.0%.

The year-to-date effective tax rate reflects the impact of permanent differences, including non-deductible expenses and foreign withholding taxes not eligible for U.S. foreign tax credits. We currently expect our annual effective tax rate for fiscal 2025 to be approximately 39%, which exceeds the combined U.S. federal and average state statutory rate, primarily due to non-deductible executive compensation under Internal Revenue Code Section 162(m).

During the first three quarters of fiscal 2025 we paid $7.1 million of cash for income taxes, most of which related to our fiscal 2024 income tax liability. Over the long term, we expect annual cash tax payments to approximate our annual income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At May 31, 2025 we had over $95 million of available liquidity, which consisted of $33.7 million in cash combined with our undrawn $62.5 million revolving credit facility. Of our $33.7 million of cash on May 31, 2025, $13.4 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, opportunistic purchases of our common stock, working capital expansion, capital expenditures (including curriculum development), and debt and lease payments.

In fiscal 2023, we entered into a credit agreement (the 2023 Credit Agreement) with KeyBank National Association leading a group of financial institutions. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining

$62.5 million is available as a revolving line of credit or for future term loans. The 2023 Credit Agreement matures on March 27, 2028.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At May 31, 2025, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2025.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first three quarters of fiscal 2025 was $19.0 million compared with $38.4 million in the first three quarters of fiscal 2024. The decrease in cash flows from operating activities was primarily attributable to lower operating income in the first three quarters of fiscal 2025 as previously discussed, and an $8.3 million decrease in taxes payable as we no longer benefit from the utilization of our net operating loss position compared with the prior year. While we expect our cash flows from operating activities to improve in future periods, certain conditions are beyond our control or influence such as general macroeconomic conditions, further reductions in government spending, and business conditions in international locations which impact our financial results at our international direct offices and international licensees.

Cash Flows Used For Investing Activities and Capital Expenditures

Through May 31, 2025, our cash used for investing activities totaled $8.5 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the first three quarters of fiscal 2025, we spent $4.1 million on the development of our various offerings and related content. During the first half of fiscal 2025, we launched a significantly refurbished The 7 Habits of Highly Effective People offering and expect to release additional/refurbished content in the remainder of fiscal 2025 and in future years. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total between approximately $7 million and $9 million in fiscal 2025.

Our purchases of property and equipment during the first three quarters of fiscal 2025 totaled $4.1 million and consisted primarily of computer software, hardware, and leasehold improvements at our new headquarters office. We are currently in the process of moving our corporate offices to a new location and will continue to use cash for leasehold improvements to build out and furnish the new office space through the remainder of fiscal 2025. Including the spending for these leasehold improvements, we currently anticipate that our purchases of property and equipment will total between approximately $10 million and $12 million in fiscal 2025.

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

Cash Flows Used For Financing Activities

For the first three quarters of fiscal 2025, our net cash used for financing activities totaled $25.6 million. Our primary uses of financing cash were $23.0 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards (Note 2), and $3.7 million used for principal payments on our financing obligation and notes payable. Partially offsetting these uses of cash for financing activities were $1.1 million of proceeds received from our ESPP participants to purchase shares of common stock during the first three quarters of fiscal 2025.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. At May 31, 2025, we had $27.9 million remaining on the current common share purchase authorization.

Our uses of financing cash during the remainder of fiscal 2025 are expected to include required payments on our financing obligation and may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Liquidity

We expect to pay the liabilities from our leases, financing obligation, and notes payable; pay for projected capital expenditures; and meet other obligations in fiscal 2025 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023, we entered into the 2023 Credit Agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions, business conditions in international locations, geopolitical tensions in various locations, and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation

•Information Technology Expenditures

•Content Development Costs

•Income Taxes

•Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on November 12, 2024 (our Annual Report). During the quarter and three quarters ended May 31, 2025, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report except for the addition of a leasing arrangement on our new corporate headquarters location as discussed in Note 8 to the financial statements contained herein. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2025, our expectations regarding a new go-to-market strategy and sales force restructuring, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, expected effective income tax rates, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the expected impact of the resolution of significant macroeconomic issues and geopolitical tensions, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; inflation and other macroeconomic risks; litigation; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

The market price of our common stock has been and may remain volatile. In addition, stock markets in general have experienced significant volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance, such as government actions on spending and trade. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage, and fewer potential investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2025, our long-term obligations primarily consisted of a long-term lease agreement (financing obligation) on our corporate headquarters facility, a fixed rate note payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since our long-term obligations have fixed interest rates, our overall interest rate sensitivity is currently influenced by any amount borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 6.0% on May 31, 2025, and our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7%.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2025.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Franklin Saltlake LLC, the landlord (the Landlord) for leased premises which housed the Company’s corporate offices previously located at 2200 West Parkway Blvd, Salt Lake City, UT, filed suit on December 20, 2024, in Third District Court, Salt Lake County, Utah, alleging that we have breached the lease by failing to make certain repairs and replacements to equipment on the premises. The Landlord originally sought approximately $2.3 million in damages and a right to enter the premises to make the alleged repairs.  The Landlord filed an amended complaint on February 11, 2025, and the Company filed a motion to dismiss on February 25, 2025, which was subsequently denied by the court. In April 2025, the Landlord increased its damage claim to approximately $3.8 million. The Company vacated the premises on June 30, 2025; however, the Landlord now contends that the Company is in holdover. The Company denies all material allegations; contends that the premises and associated equipment remain in sound operating condition and use, and that no such repairs are warranted or needed.  The Company intends to vigorously defend; however, given the early stages of litigation, any outcome remains uncertain.

Item 1A.RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first three quarters of fiscal 2025.

The loss of governmental funding and contributions from charitable organizations could harm our Education Division’s ability to grow and expand into new schools in the future.

Schools in the United States benefit from governmental funding initiatives, such as the Elementary and Secondary School Emergency Relief (ESSER) program, which provide additional funding for schools to pursue improvement programs such as The Leader in Me offering. In addition, we partner with charitable organizations to fund The Leader in Me programs in many schools across the country. Supported by numerous studies and endorsements, we believe The Leader in Me program provides meaningful and measurable improvement to the academic environment of schools, which enable the educational institutions to utilize governmental funding and attract additional support from charitable organizations to implement The Leader in Me offering. If governmental funding for school improvement expires or is reduced, or charitable organizations decide not to continue to support The Leader in Me schools, our results of operations, cash flows, and financial position may be adversely impacted.

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

•Governmental entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. Findings from an audit may result in our being required to prospectively adjust previously agreed-upon rates for our work, which may adversely affect our future margins.

•If a governmental client discovers improper activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government.

•Political and economic factors such as pending elections, the outcome of elections, revisions to governmental tax policies, sequestration, debt ceiling negotiations, and reduced tax revenues can affect the number and terms of new governmental contracts signed. For example, in the first three quarters of fiscal 2025, we have experienced decreased revenue due to delayed or canceled government contracts resulting from efficiency initiatives adopted by the current administration. Continued actions under such efficiency initiatives, as well as macroeconomic uncertainty created by such actions, may continue to adversely affect our revenue. In addition, the current administration’s adoption and adjustment of tariffs have created economic uncertainty and geopolitical tensions which have adversely affected our clients and, as a result, our results of operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2025 to March 31, 2025	-	$-	-	$36,206

April 1, 2025 to April 30, 2025	126,355	$20.27	126,355	$33,644

May 1, 2025 to May 31, 2025	246,272	$23.43	246,272	$27,873

Total Common Shares	372,627	$22.36	372,627	$27,873

(1)On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. The previously existing common stock purchase plan was canceled, and the new common share purchase plan does not have an expiration date. The actual timing, number, and value of common shares purchased under our plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. The purchase price of the shares shown in table above includes the applicable 1% required excise tax.

Item 5. OTHER INFORMATION

Indemnification Agreements

On July 7, 2025, we entered into indemnification agreements (the “Indemnification Agreements”) with our directors and executive officers, including our named executive officers. The Indemnification Agreements require us to indemnify our directors and executive officers, including our named executive officers, to the fullest extent permitted by Utah law against liability that may arise by reason of their service to the Company, and to advance certain expenses incurred as a result of any proceeding against such director or officer as to which they could be indemnified.

The foregoing description of the Indemnification Agreements is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Arrangements

During the quarter ended May 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

(A)Exhibits:

10.1	Form of Indemnification Agreement*
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.*
32	Section 1350 Certifications.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: July 8, 2025	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 8, 2025	By:	/s/ Jessica G. Betjemann
Jessica G. Betjemann
Chief Financial Officer
(Principal Financial Officer)