Form 10-K
period 2025-08-31
FRANKLIN COVEY CO
filed 2025-11-12
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

__________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

13907 South Minuteman Drive, Suite 500

Draper, Utah 84020

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

As of February 28, 2025, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $349.5 million, which was based upon the closing price of $31.98 per share as reported by the New York Stock Exchange.

As of October 31, 2025, the Registrant had 12,155,832 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 23, 2026, are incorporated by reference in Part III of this Form 10-K.

Franklin Covey Co.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Statements about future revenues, costs, margins, cost savings, foreign currency exchange rates, earnings, cash flows, initiatives, strategy, objectives, targets, expectations, growth, or profitability are forward-looking statements based on management’s estimates, assumptions, and projections. Words such as “could,” “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and variations on such words, including similar expressions, are used to identify these forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this, and other reports, filed by us with the Securities and Exchange Commission (SEC) and elsewhere. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

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

ITEM 1.  BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve results that require collective behavior change. From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve desired results through lasting behavioral change. We believe that our clients are able to utilize our content and offerings to create cultures which include high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net revenue for the fiscal year ended August 31, 2025 totaled $267.1 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

Our fiscal year ends on August 31 of each year. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company’s principal executive offices are located at 13907 South Minuteman Dr., Suite 500, Draper, Utah 84020, and our telephone number is (801) 817-1776. Our website, where you can find information about us, is www.franklincovey.com.

Franklin Covey Services and Offerings

Our mission is to “enable greatness in people and organizations everywhere.” To accomplish this mission, we partner with senior executives and talent leaders to achieve breakthrough performance by engaging leaders and teams throughout an organization in focused, highly effective ways that drive their strategies forward. Our solutions are designed to transform our clients’ results and bring a unique blend of technology, content, and consulting expertise to the most critical challenges they face. Our solutions are researched-backed, grounded in time-proven principles, and have been tested in thousands of implementations in business, government, and educational organizations throughout the world.

FranklinCovey solutions are delivered as a combination of subscription-based access to proprietary content, implementation tools, assessments, and expert consulting and advisory services to help clients engage and align their people around their desired outcomes. Our subscription offerings include the All Access Pass (AAP), which is primarily sold through our Enterprise Division, and the Leader in Me membership, which is designed specifically for our Education Division. These subscriptions enable clients to scale our solutions throughout their organizations and maximize the impact on their results.

We believe that our Enterprise Division’s AAP is a powerful way to deliver our solutions to clients of various sizes, including large, multinational organizations. As part of their engagement, clients can deploy complete content offerings such as The 7 Habits of Highly Effective People, The Four Disciplines of Execution, The Speed of Trust, and Multipliers, or use individual concepts from any of these well-known offerings to create a custom solution to fit their organization’s goals. Strategic deployments are supported by expert consultants and coaches, who work with clients to align our solutions and implementation processes in ways that maximize their impact on client results. The AAP also includes access to Franklin Covey’s AI Coach, which helps individuals deepen their learning and application of our content. Our AAP-based solutions can be deployed in numerous languages, enabling multinational clients to achieve impact throughout their operations. This global capability also provides us with substantial international sales opportunities.

In our Education Division, we offer the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes Education clients to use Franklin Covey’s proprietary intellectual property. The Leader in Me online service provides access to digital curriculum, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program. In addition to the content and materials, we provide experienced coaches and consultants to assist schools with the implementation of the Leader in Me program. The coaches and consultants who serve in the Education Division are primarily former educators, including teachers, principals, and administrators, who have a deep understanding of the current challenges facing educators and students and understand how the Leader in Me program can effectively address these challenges. We believe that the Leader in Me solution provides measurable results in the areas of student leadership, improved school culture, and increased academic proficiency.

Each division operates globally with a common brand and a business model designed to provide clients around the world with the same high level of service. We have sales and support associates throughout the United States and Canada, and operate wholly owned subsidiaries that serve clients in Austria, Australia, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in approximately 150 other countries and territories around the world.

Further information about our content and services can be found on our website at www.franklincovey.com. However, the information contained in, or that can be accessed through, our website does not constitute any part of this Annual Report.

Business Development

Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our North America, International Direct Office, and International Licensee segments and is focused on selling our solutions to corporations, governments, not-for-profits, and other related organizations. Franklin Covey solutions delivered through the Enterprise Division are designed to help organizational leaders achieve breakthrough results on mission critical objectives. Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Following the launch of our AAP subscription service and Leader in Me membership, we have consistently sought to improve our content, technology, services, and overall client experience with these subscription-based offerings. We believe that continued investments in content, technology, and personnel who can provide highly credible consulting, coaching, and related delivery services are key to our ongoing client growth and our growth in subscription and subscription services revenue.

In addition to the internal development of our solutions, we have on occasion sought to grow our capability and sales through acquisitions of businesses and content licenses, and opening new international offices. Over the past few years, our growth investment efforts have included the following:

•Increased Investment in Content and Delivery Platforms – Over the past several years, we have significantly increased our investments in content and delivery platforms. In prior years we invested in significant revisions to our flagship The 7 Habits of Highly Effective People offering, which launched in early fiscal 2025, on new Leader in Me content, and for enhancements to our Impact Platform. During fiscal 2024 we also acquired a license for The Teacher Believed in Me content, which is expected to provide new opportunities for growth in our Leader in Me membership and related offerings. We believe continuing investments in our content and offerings are critical to our growth and ability to attract and retain clients.

•Artificial Intelligence (AI) – With the rapid rise of AI, we believe there will be an increasing premium on human leadership and interaction to leverage AI in the workplace as organizations pursue their strategic agendas. We believe these skills will include the ability to set vision, focus teams, serve customers, and communicate effectively with human co-workers in partnership with agentic AI interfaces. We are strengthening our platforms and offerings to leverage the quickly changing capabilities and opportunities related to AI to improve our solutions and help clients develop and engage their people to achieve their strategic goals. We believe that AI provides an opportunity for increased scale, improved impact, and deeper client engagement with our solutions.

•New Direct Office in France – In early fiscal 2025, we opened a new direct office operation in France, which was previously served by a licensee partner. We believe converting our operations in France from a licensee partnership to direct ownership will provide additional growth in revenue and operating income in future periods.

We seek to consistently add new capabilities that will help us deliver value to clients and increase the impact of our solutions. As a result, we expect to make additional investments in technology, content, and consulting expertise in fiscal 2026 and in future periods as market conditions allow. These investments may include hiring additional personnel, the acquisition of license rights, and business acquisitions. For further information regarding our business development, refer to the section entitled, “Key Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Our Associates

We have approximately 1,120 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

Our Industry and Competitors

FranklinCovey is a focused solutions provider in the People and Organizational Performance industry. Companies in this industry offer clients a range of services, including advisory and consulting expertise, leadership development programs,

HR technologies, learning platforms, and training content libraries. FranklinCovey partners with senior executives and talent leaders in both the Enterprise and Education markets to help organizations achieve performance improvement by engaging leaders and teams in focused and effective ways that support strategic execution.

The addressable market for these offerings is large and diversified. According to Training Industry’s 2025 State of the Industry Report, U.S. corporate training expenditures are estimated at approximately $188 billion (about $400 billion globally). IBIS World estimates U.S. spending on Human Resource Consulting at approximately $39 billion. In addition, our offerings address operating budgets allocated by leaders to achieve mission-critical objectives and business transformations. The addressable market for our Education solutions is also significant, including external curriculum budgets (estimated at around $2 billion in the U.S.) as well as funding from state, federal, and local governments, foundations, and other community sources.

Competitors for FranklinCovey's Enterprise Division include consulting firms such as McKinsey & Company, Deloitte, and Accenture; recruitment and advisory firms such as Korn Ferry and Heidrick & Struggles; leadership development organizations such as Development Dimensions International (DDI), LHH, and Blanchard; coaching providers such as BetterUp, CoachHub, and Ezra; sales-training organizations such as RAIN Group, Sandler, and Challenger; HR-technology providers such as Workboard, Amplify, and Cornerstone; and learning-library providers such as Udemy Business and LinkedIn Learning.

Competitors for the Education Division include solutions providers such as 7 Mindsets, Capturing Kids’ Hearts, Second Step, Responsive Classroom, and CharacterStrong.

We believe that the principal competitive factors in our industry include:

•Quality and relevance of learning content.

•Credible advisory and consulting expertise.

•Effectiveness of implementation methodologies.

•Strength of go-to-market operations and client support.

•Skills and experience of professionals who develop and deliver solutions.

•Ability to create measurable value for clients.

•Reputation and client references.

•Competitive pricing.

•Global reach and delivery capability.

•Brand recognition and market presence

Given the size and attractiveness of our target markets, competition continues to evolve as new and existing competitors continue to innovate, novel technologies—particularly artificial intelligence (AI)—reshape delivery models, and emerging solution approaches raise client expectations.

We believe FranklinCovey is well positioned within this environment due to:

•The quality and depth of our content;

•The breadth and flexibility of our delivery options, including the All Access Pass and Leader in Me membership offerings;

•Our global reach and delivery capability, which allow multinational clients to deploy solutions consistently across geographies; and

•The measurable impact our offerings are designed to achieve on client organizations and results.

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

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property both globally and domestically through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for 706 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business and we regularly review the status of our trademarks and renew them to prevent the trademark protection from lapsing.

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

Human Capital Resources

Our mission is to “enable greatness in people and organizations everywhere.” We believe this mission statement is both a guiding purpose and the foundation of our culture. When associates thrive, clients achieve lasting results, and shareholders realize sustained value. To fulfill our mission, we execute two interconnected strategies. First, we advance our culture by positioning Franklin Covey as an employer of choice for achievers with heart—supported by measurable plans that foster engagement across today’s shifting workplace. Second, we strengthen our talent ecosystem by recruiting and developing capabilities for both today and tomorrow, refining leadership pipelines, and equipping our people to deliver enduring value for clients, communities, and investors. We strive to live our mission by applying the same principles we teach. The following two core truths anchor our approach:

•Greatness exists in everyone.

•That greatness can be consistently activated through principles and practices that strengthen collaboration, leadership, and performance.

A Culture Built by Achievers With Heart

Achievers with Heart are the culture carriers and business accelerators at Franklin Covey, making us a differentiator in the marketplace. They drive engagement, inspire innovation, and deliver measurable results for associates, clients, and shareholders. An “Achiever with Heart” is every individual who consistently delivers meaningful results while embodying the principles of character, collaboration, and service. Our associates are equally defined by what we accomplish and how we accomplish it.

The Franklin Covey associate value proposition is anchored in our four core values — valuing the whole person, living the principles we teach, creating lasting client impact, and pursuing individual and collective growth. These values serve as the foundation of the employee life cycle, guiding how we attract, engage, develop, and retain talent. They are reinforced by four cultural pillars that define what it means to work at FranklinCovey:

Connection: Ensuring every associate feels respected, included, and able to contribute at their highest level.

Learning: Providing continuous access to FranklinCovey's world-class content, mentorship, and leadership development opportunities.

Differences: Leveraging diverse perspectives, skills, and experiences to build stronger teams, culture, and outcomes.

Respect: Ensuring every associate feels respected, valued, and supported through fair pay practices, comprehensive benefits, and a culture of trust and collaboration.

The Council is a body of leaders serving as stewards of FranklinCovey’s culture, accelerating business priorities through a high-engagement, high-performance posture. As a catalyst for innovation and inclusion, the Council is committed to shaping a workplace in which every associate is empowered to deliver meaningful outcomes—for clients, for communities, and for shareholders.

Culture & Employee Engagement. In fiscal 2025, through the Winning Culture Survey—FranklinCovey’s assessment of engagement and cultural wellness—led and validated by Culture Amp, associates reaffirmed that our culture remains one of our most significant competitive advantages.

FranklinCovey’s commitment to the employee experience is reflected in strong engagement outcomes. In fiscal 2025, associates reported a 77% favorable engagement score, affirming that our culture continues to be a source of strength and differentiation. Notably, 90% of associates expressed pride in working at Franklin Covey, and 84% said they would recommend the Company as a great place to work. These results underline the impact of aligning learning, development, and engagement to create a workplace where employees feel valued, supported, and inspired to deliver their best.

Executive Rewards. We have engaged ClearBridge, LLC (ClearBridge) as an advisor to the Organization and Compensation Committee to assist us with our executive compensation and benefits arrangements. During fiscal 2025, ClearBridge initiated a comprehensive competitive compensation review for all current executives to ensure alignment with market benchmarks and shareholder expectations.

Compensation. In fiscal 2025 we designed and implemented the following structural components designed to support effective Compensation Administration at FranklinCovey.

•Established a formal Total Rewards Philosophy, providing a clear framework for compensation decisions and transparency across the organization.

•Developed and implemented a Global Job Framework and market-based pay ranges for all roles, tailored by country to reflect local market conditions.

•Completed a Company-wide market assessment for all positions, ensuring internal equity and external competitiveness.

•Introduced international compensation practices to support global consistency while respecting regional nuances.

Benefits. Fiscal 2025 was routine in the area of benefits, in which management conducted a market competitiveness assessment of employee benefits offerings in partnership with our health and welfare advisor. This year, management elected to make minimal targeted plan changes to preserve overall value for employees while effectively managing cost for the organization.

At Franklin Covey, our “Total Rewards” approach reflects a sustained commitment to treating associates as the central driver of organizational performance. By investing in the whole person through competitive compensation, benefits, and development opportunities, we strengthen engagement, retention, and long-term capability. We believe this foundation supports a culture that enhances productivity and differentiates us in the marketplace.

Talent Management, Development, and Growth

Our Senior Vice President of People Services ensures alignment between our global business strategy and the systems that strengthen talent, leadership, and organizational effectiveness. This function oversees human resource operations, Total Rewards, talent acquisition, learning and development, and payroll.

We recruit top talent by leveraging advanced sourcing techniques, including data-driven talent analytics, targeted digital outreach, and proactive pipeline development to identify and engage high-performing candidates. Our onboarding experience fully immerses associates into Franklin Covey’s culture within their first 90 days, with a focus on connection, inclusion, and development. This experience includes certification in The 7 Habits of Highly Effective People®, which serves as the cultural operating system of our Company.

Organizational Performance & Culture. In high-performing organizations, success is never accidental. We believe it emerges from disciplined alignment among people, strategy, and the outcomes they are working to achieve. At FranklinCovey, we view organizational performance as the measure of how well a company translates goals into results while sustaining momentum, culture, and capability. In fiscal 2025, our senior leaders engaged in an intensive Executive Design Session (EDS) process to clarify the organization’s most critical performance needs. These sessions created a forum to align on strategic intent, identify barriers to high performance, and chart a course toward sustainable improvement.

The EDS process produced strategic recommendations, which we have started to implement into our highest level of strategic planning. Combined with insights from the Winning Culture Survey, these recommendations have served as the roadmap for advancing our people, performance, and culture work throughout fiscal 2025. These recommendations now form the basis of our strategic direction for fiscal 2026 and beyond. These Company level EDS recommendations include:

•Strengthen Our Cultural Foundation: Ensure that every associate experiences The 7 Habits 5.0, reinforcing the universal operating system of our culture and strengthening shared language, principles, and behaviors.

•Launch the FC Leadership Academy: Establish a dedicated Leadership Academy to drive consistent development of both individual contributors and leaders, ensuring long-term organizational capability and succession strength.

•Implement The 4 Disciplines of Execution® (4DX): Deploy the 4DX framework across the organization to drive clarity, focus, accountability, and disciplined execution of Wildly Important Goals.

•Engage in Ongoing Strategic Dialogue: Implement an ongoing strategic dialogue campaign to enhance transparency, clarity, and alignment across Franklin Covey. This multi-channel approach ensures consistent communication, reinforces cultural priorities, and empowers associates to actively participate in our strategic journey.

Enduring performance and culture depend on more than vision; they require a workforce that continuously learns, practices, and applies proven principles. We support these concepts by providing associates with personalized access to development resources that connect strategic priorities to daily work, reinforce desired behaviors, and build organizational capability over time.

Learning in Action. At FranklinCovey, learning is embedded in the way we work. Associates are encouraged to take co-ownership of their development journeys, with unlimited access to the All Access Pass, our digital platform for transformative learning. Through a blend of microcourses, application challenges, modules, and exercises, associates engage in just-in-time learning experiences that deepen skills, reinforce cultural principles, and equip them to lead at every level. This approach ensures that growth is not only possible but intentional, aligning personal development with organizational performance.

Our Commitment to Our People

At FranklinCovey, we recognize that our people are our most important asset and that culture is a critical driver of performance. We believe that our culture—built on the principles of valuing the whole person, fostering trust, and creating a culture of winning together—ensures associates are part of high-performing teams, engaged in meaningful work, and supported in an environment of respect. Sustaining this culture enables associates to thrive, strengthens client relationships and impact, and delivers enduring value for shareholders, reinforcing human capital as a cornerstone of our long-term success.

Government Contracts

Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our offerings and products. Additionally, our contracts at the state and local levels, including contracts with school districts and other public educational institutions, are subject to various governmental authorizations and funding approvals and mechanisms. Governmental contracts may be terminated at any time by the government entity without cause or penalty. Our operations in fiscal 2025 were adversely impacted by governmental contracting actions, including the postponement or cancellation contracts during the fiscal year.

Information About Our Executive Officers

After 24 years of service, effective May 1, 2025, Stephen D. Young stepped down from his role as Executive Vice-President and Chief Financial Officer (CFO). Jessica G. Betjemann was appointed as Executive Vice-President and Chief Financial Officer and began her service on May 1, 2025. Effective August 31, 2025, Jennifer C. Colosimo stepped down from her role as President of the Enterprise Division. Holly Procter, the Company’s Chief Revenue Officer, was appointed as the new President of the Enterprise Division, effective September 1, 2025. Effective August 31, 2025, Meisha R. Sherman stepped down from her role as Chief People Officer. Stephanie Talbot, Senior Vice-President of People Services, assumed the leadership role for our Human Resources. Unless noted in the following biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2025.

Jessica G. Betjemann, 54, joined Frankin Covey on May 1, 2025 and currently serves as Executive Vice-President and Chief Financial Officer. Ms. Betjemann brings more than 30 years of experience building financial value and managing investment decisions for a variety of companies. Most recently, Ms. Betjemann served as Executive Vice President and CFO of Gogo, Inc. (NASDAQ: GOGO), a leading provider of inflight connectivity services for the business aviation market. Ms. Betjemann previously served as Gogo’s Senior Vice President of Finance, Chief Accounting Officer, and Treasurer, expanding her role after joining Gogo as Vice President, Financial Planning and Analysis in 2016.

Prior to joining Gogo in 2016, Ms. Betjemann served as Vice President of Strategic Business Planning at Nokia and held several senior leadership roles in strategy and business operations at Alcatel-Lucent from 2007 to 2015. Prior to 2007, Ms. Betjemann held various strategy and finance roles at Lucent Technologies and AT&T. Ms. Betjemann earned a Master of Business Administration degree in finance, marketing, and international business from the Stern School of Business at New York University and a Bachelor of Arts degree in mathematics and economics from Lafayette College in Easton, Pennsylvania.

M. Sean Covey, 61, currently serves as President of the Franklin Covey Education Division, and has led the growth of this division from its infancy to its status today. The Education Division works with thousands of education entities throughout the world in the K-12 and Higher Education markets. Mr. Covey previously ran the Franklin Covey international licensee network and has been an executive officer since September 2008. Sean also served as the Executive Vice-President of Innovations from 2003 to 2018, where he led the development of many of our offerings, including the The 4 Disciplines of Execution and The Leader in Me. Prior to 2006, Sean ran the Franklin Covey retail chain of stores. Previous to Franklin Covey, Mr. Covey worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including The 4 Disciplines of Execution, The Leader in Me, and the international bestseller The 7 Habits of Highly Effective Teens. Mr. Covey graduated from Brigham Young University (BYU) with a Bachelor’s degree in English and later earned an MBA from Harvard Business School. While at BYU, Sean was the quarterback for the football team where he earned several honors and led his team to two bowl games. Sean is also the founder and chairman of “Bridle Up Hope,” a global non-profit organization with a mission to inspire hope, confidence, and resilience in young women through equestrian training, life skills development, and service.

Colleen Dom, 63, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice-President, Ms. Dom served as Vice-President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Colleen has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 35 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Ms. Dom worked in retail management and in the financial investment industry.

Holly Procter, 39, currently serves as President of the Enterprise Division at Franklin Covey. Ms. Procter joined the Company in June 2024 and was appointed Chief Revenue Officer and a member of the executive leadership team in November 2024. Ms. Procter’s career spans enterprise software, technology, consulting, and healthcare. She has held leadership positions at Fortune 500 companies such as LinkedIn, as well as at high-growth startups WeWork, Clari, and Incredible Health. With more than 18 years of experience, Holly has led initiatives in go-to-market strategy and revenue cadence design, global sales enablement, deployment of advanced sales technologies, international expansion, product launches, and the recruitment and development of high-performing revenue organizations. Prior to joining Franklin Covey, Ms. Procter served as Chief Revenue Officer at Incredible Health from May 2023 to June 2024. From February 2020 to April 2023, she was Senior Vice President and Global Head of Sales at Clari. Ms. Procter holds both a Master of Business Administration and a bachelor’s degree in business administration, management, and marketing from the University of Nebraska–Lincoln. She is also certified as a Six Sigma Green Belt.

Paul S. Walker, 50, currently serves as the Company’s President and Chief Executive Officer, and was appointed to our Board of Directors effective July 1, 2023. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General

Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice-President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when Paul was appointed President and Chief Operating Officer. During his time at Franklin Covey, Mr. Walker has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

Available Information

We regularly file reports with the Securities and Exchange Commission. These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The SEC also maintains electronic versions of the Company’s reports, proxy and information statements, and other information that the Company files with the SEC on its website at www.sec.gov.

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

ITEM 1A. RISK FACTORS

Our industry and business environment, domestic and international economic conditions, governmental actions, geopolitical circumstances, international relationships, cybersecurity threats, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating Franklin Covey Co.

The risks included here are not exhaustive. Other sections of this report may include additional risk factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing industry and global environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Further, the disclosure of risks identified below does not imply that the risk has already materialized.

Training Industry and Strategic Risks

We operate in an intensely competitive industry and our competitors may develop programs, services, or courses that adversely affect our ability to sell our offerings.

The training and consulting services industry is intensely competitive with relatively easy entry. Competitors continually introduce new programs, services, and delivery methods that may compete directly with our offerings, or that may make our offerings uncompetitive or obsolete. Larger competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients. Some of our competitors may have greater financial and other resources than we do. In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our offerings and products to new clients. Any one of these circumstances could have an adverse effect on our ability to obtain new business, keep existing clients, and successfully deliver our services.

Our business depends on renewals of subscription-based offerings and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such offerings will lead to a decrease in our revenues.

A large portion of our success depends on our ability to generate renewals of our subscription-based offerings, which primarily consist of the AAP and the Leader in Me membership, and produce new sales of our offerings and products to both new and existing clients. Currently, the majority of our revenue is generated from subscription-based offerings and related materials sales. Generating new sales of our subscription-based offerings and products, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition, economic uncertainty, or other factors, our revenues will be adversely affected.

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

Our financial success is partially dependent on our ability to protect our proprietary offerings and other intellectual property. The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights. To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, as well as copyright and trademark laws. In addition, the rapid growth and utilization of artificial intelligence (AI) may infringe on our trademarked and copyrighted materials. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

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

Schools in the United States benefit from governmental funding initiatives, such as the Elementary and Secondary School Emergency Relief (ESSER) program, which provide additional funding for schools to pursue improvement programs such as our Leader in Me offering. In addition, we partner with charitable organizations to fund the Leader in Me programs in many schools across the country. Supported by numerous studies and endorsements, we believe the Leader in Me program provides meaningful and measurable improvement to the academic environment of schools, which enable the educational institutions to utilize governmental funding and attract additional support from charitable organizations to implement our Leader in Me offering. If governmental funding for school improvement expires or is reduced, or charitable organizations decide not to continue to support the Leader in Me programs in schools, our results of operations, cash flows, and financial position may be adversely impacted.

We depend on key personnel, the loss of whom could harm our business.

Our future success will depend, in part, on the continued service of key executive officers and personnel. The loss of the services of key individuals could harm our business. Our future success also depends on our ability to identify, attract, and retain additional qualified senior personnel. Competition for such individuals in the current labor market and in our industry is intense, and we may not be successful in attracting and retaining such personnel.

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

•If a governmental client discovers improper activities in the course of audits or investigations, then we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government.

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

Our mission is to enable greatness in individuals and organizations everywhere regardless of race, religion, gender, or other individual characteristics. We write and design our content and materials to accomplish this mission and believe that the principles we teach improve lives. Through our directly owned offices and international licensees, our content is delivered in numerous countries around the world in different languages and in different cultures. The language, graphics, and examples used in our content and materials may be understood and interpreted differently by individuals based on culture, experience, societal norms, and other factors. As a result, some individuals may find some of the content in our materials offensive. While we have an ongoing review process to remove potentially offensive terms or images from our materials, a rapidly changing cultural and social environment may create unfavorable interpretations of language or images faster than we can identify and remediate them. Although our intent is to educate and improve individual lives and organizational cultures without offense, an unfavorable interpretation by an individual or organization of the language, concepts, or images used in our content or materials may harm our reputation and brand, cause us to lose business, and adversely affect our results of operations.

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

Global legal requirements relating to the processing of personal data continue to proliferate and evolve. The violation of these laws can result in significant penalties. For example, under the privacy law in the EU and UK, the General Data Protection Regulation (GDPR), fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. In addition, over twenty U.S. states have enacted general consumer data privacy laws since 2018. We have implemented policies, controls, and procedures, including a team dedicated to data protection, to comply with the requirements of these new privacy laws. However, these new procedures and controls may not be completely effective in preventing breaches or unauthorized processing of personal data. In addition, we continue to see jurisdictions around the world make new laws as they revise and enforce their privacy laws. Accordingly, we will need to continue evolving our compliance measures over time, and there is some risk that common interpretations of the requirements in such laws may not necessarily align with opinions of applicable regulators or potential litigants, such that the risk of fines and litigation may be increased in countries with newer laws.

In addition, some privacy laws, particularly GDPR, impose restrictions on cross-border transfers of personal data to the United States. Current regulatory guidance regarding those transfers imposes heightened privacy obligations, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer and the laws and practices of the destination country, to implement additional security measures, and update internal privacy practices. Privacy advocates in the EU and UK have filed lawsuits seeking to impose even more stringent restrictions on cross-border transfers due to concerns about the ability of the U.S. government to compel recipients in the U.S. to provide personal data for national intelligence and law enforcement purposes. If successful, these measures could impair our ability to import personal data from Europe to the United States or other countries and may thereby decrease demand for our products and services as our customers that are subject to such laws may seek alternatives that do not involve personal data transfers out of Europe or the UK. In addition, we are subject to regulations in China relating to the collection, use, transfer, security, and other processing of personal information in or from China. Our inability to transfer personal data to the United States and other countries may decrease the functionality or effectiveness of our products and services, increase costs, and adversely impact our marketing efforts, plans, and activities.

Our efforts to effectively secure and monitor code, applications, systems, processes, and other data may be insufficient to protect sensitive information against illegal activities. We are exposed to additional risks and liabilities from the various data protection laws enacted within the jurisdictions where we operate, as well as a risk of litigation in jurisdictions where there is a private right of action related to violations.

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

Our use of AI technologies may not be successful and may present business, compliance, and reputational risks.

We are working to integrate AI technologies in our offerings and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies will require resources to develop, test, and maintain such products, which could be costly. Third parties may be able to use AI to create technology that could reduce demand for our products. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, the use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, which could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property infringement claims.

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

We may need to raise additional funds through public or private debt offerings or equity financing in order to:

•Develop new services, programs, or offerings

•Take advantage of opportunities, including business acquisitions

•Respond to competitive pressures

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures. We obtained a credit agreement in March 2023 (2023 Credit Agreement) that expires in March 2028. We expect to regularly renew or amend our lending agreement in the future to maintain the availability of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors. We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flow may be insufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, then we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may be unsuccessful, and we may not meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our 2023 Credit Agreement and subsequent modifications, may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of our outstanding indebtedness before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing indebtedness or refinance our existing indebtedness at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then we will incur higher interest expense. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and financial results.

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

For example, on December 20, 2024, our previous headquarters office landlord filed a lawsuit alleging breach of lease for failure to perform certain equipment repairs and replacements. While we believe that the premises and associated equipment were in sound operating condition, and that no such repairs were warranted or needed and we intend to respond to all claims vigorously, we cannot predict with certainty the outcome of current or future legal proceedings. The outcome of legal proceedings, whether or not meritorious, is inherently uncertain. Defending against claims requires significant management attention and financial resources. We may incur costs through defense expenses, settlements, or adverse judgments. These proceedings could materially harm our business operations, financial results and condition, management focus and resources, and reputation and brand value. The costs and distractions of litigation, particularly if claims increase in scope or number, could materially impact our business success and shareholder value.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by various factors, including the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, other geopolitical events, such as war, natural or environmental disasters, international economic instability, public health emergencies, market uncertainty, debt crises and downgrades, embargoes, tariffs, sanctions and other trade barriers, and other governmental trade or market control programs. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, long-term government shut down, or continued unpredictable and unstable market conditions.

Our results of operations may be adversely impacted by the costs of persistent and rising inflation if we are unable to pass these costs on to our clients.

In recent years, inflation has increased significantly in the United States and in many of the countries where we conduct business. Inflation increases the cost of many aspects of our business, including the cost of our products and materials sold, benefit costs, travel expenses, and associate salaries since we must increase our compensation to retain key personnel. If we are unable to increase our prices to sufficiently offset the increased costs of doing business, our results of operations and profitability may be adversely impacted.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address.

We have directly owned offices that serve clients in Austria, Australia, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including, but not limited to:

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

Operating in China exposes us to political, legal, and economic risks. In particular, the political, legal, and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, intellectual property, currency controls, network security, employee benefits, and other matters. In addition, we or third parties with whom we contract, may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In other cases, we may be forced to spend a significant amount of resources to obtain the requisite legal permits or otherwise be required to forfeit such permits. Moreover, the Chinese government may impose additional regulations regarding our business. The government may regulate or apply a substantially different set of requirements to our business than anticipated, in which case we may need to invest a significant amount of resources and time before we can operate in the country. Any of these events may materially and adversely affect our business, financial condition, and results of operations. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs, and duties in China. Furthermore, third parties that we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition, and results of operations could be materially and adversely affected.

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

Extreme weather conditions in the areas in which our suppliers, customers, distribution facilities, offices, and headquarters are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires, and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our customers, vendors, and suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, distribution facilities, and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties’ computer, network, telecommunication, and other systems and operations. If we were to experience a local or regional disaster or other business continuity event or concurrent events, then we could experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers, replace capacity at key distribution locations, or quickly repair damage to our information technology systems, our ability to serve our customers could be adversely affected. These events could result in reputational damage, lost sales, cancellation charges, or markdowns, all of which could have an adverse effect on our business, results of operations, and financial condition.

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

Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our vendors, suppliers, and customers. For example, the delivery of our services is dependent on reliable and relatively inexpensive electricity. If electricity is not readily available or affordable, we may not be able to deliver our products and services and therefore our operating results may be adversely impacted. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Cybersecurity risk management is a key component of our overall risk management efforts at Franklin Covey. We have cybersecurity processes, technologies, and controls in place to assist in our efforts to assess, identify, and manage material risks from cybersecurity threats that may impact the confidentiality, integrity, and availability of our information systems, networks, and offerings. Cybersecurity risk is addressed at both management and Board of Director levels as described below.

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

We engage third party professionals to assess our cybersecurity program and to perform audits of portions of our cybersecurity control environment based on risk or where necessary to ensure regulatory compliance. In addition, our internal audit function regularly meets with the cybersecurity team and periodically tests the control framework and operation of our cybersecurity incident response plan. The results of these tests are presented directly to the Audit Committee of the Board of Directors.

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

ITEM 2. PROPERTIES

During the fourth quarter of fiscal 2025, we relocated our principal executive offices to a new site in Draper, Utah. The new executive office occupies approximately 26,000 square feet of leased space that is accounted for as an operating lease. The lease on the new headquarters expires in March 2036 and includes two five-year renewal options that may be exercised at our discretion. This facility accommodates our executive team and corporate administration, as well as other professionals and is utilized by personnel in both our Enterprise and Education Divisions. We also occupy leased sales and administrative offices in various countries around the world, which are accounted for as operating leases:

Banbury, England

Tokyo, Japan

China: Beijing and Shanghai

We consider our existing facilities to be in good condition and suitable for our current and expected level of operations in the upcoming fiscal year and in future periods.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are the subject of certain legal actions, which we consider routine to our business activities. Information regarding material legal proceedings can be found in Note 9, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, included in Item 8 of this report and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol “FC.”

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2025 or 2024. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the Board of Directors deems relevant. We currently anticipate that we will retain all available funds to finance future growth and business opportunities, pay our liabilities, and to repurchase outstanding shares of our common stock.

As of October 31, 2025, we had 12,155,832 shares of common stock outstanding, which were held by 429 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock

The following table summarizes our purchases of common stock during quarter ended August 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
June 1, 2025 to June 31, 2025	-	$-	-	$27,873

July 1, 2025 to July 31, 2025	-	$-	-	$27,873

August 1, 2025 to August 31, 2025	167,753	$19.91	167,753	$46,659

Total Common Shares	167,753	$19.91	167,753

(1)On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. Through May 31, 2025, we purchased $22.1 million of our common stock on this Board authorized plan. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily purchases. This 10b5-1 plan was completed in the first quarter of fiscal 2026.

The actual timing, number, and value of common shares purchased under our board-approved purchase plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason. Amounts shown in the table include the commissions, fees, and 1% excise tax applicable to our purchases of common stock for treasury.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2020 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, and the critical accounting estimates of Franklin Covey Co. (also referred to as we, us, our, the Company, FranklinCovey, and Franklin Covey) and subsidiaries. This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 and the Risk Factors discussed in Item 1A of this Annual Report on Form 10-K. Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Annual Report on Form 10-K.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring charges and building exit costs. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year.

We reference these non-GAAP financial measures in our decision making because they provide supplemental information that facilitates consistent internal comparisons to the historical operating performance of prior periods, and we believe it provides investors with greater transparency to evaluate operational activities and financial results. For a reconciliation of our segment Adjusted EBITDA to income before income taxes, a related GAAP measure, refer to Note 17 Segment Information to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

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

2.Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: the All Access Pass and Leader in Me membership subscriptions, coaching and consulting, organization-wide transformational processes, intellectual property licenses, digital online learning, on-site training, training led through certified facilitators, and blended learning. We believe our expert delivery consultants combined with investments in digital delivery modalities have enabled us to deliver our content to clients in a high-quality learning environment whether those clients are working remotely or in a centralized location.

3.Global Capability – We have sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries that serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom; and we contract with independent licensee partners who deliver our content and provide services in approximately 150 countries and territories around the world. Our capabilities allow us to serve a wide range of clients from small locally owned entities to large multinational enterprises.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2025, fiscal 2024, and fiscal 2023 refer to the twelve-month periods ended August 31, 2025, 2024, 2023, and so forth.

Key Strategic Objectives

The theme of our fiscal 2026 Company kickoff was, “Deep Roots, Bold Future.” Building on our enduring areas of competitive strength and the significant growth investments we made in fiscal 2025, we plan to focus on the following four strategic objectives that we intend to execute with discipline in fiscal 2026 to help us achieve our vision of helping our clients achieve their missions and strategic objectives.

•Clarify our position in the market. FranklinCovey is not just a training company. We believe we are a trusted leadership and performance partner and that our comprehensive solutions can help drive breakthroughs in performance as our clients engage leaders and teams across their organizations to move their strategies forward. In fiscal 2026, our message to potential and current clients is designed to firmly position us in this more strategic, outcomes-oriented place in the market.

•Focus and declare who we serve. In fiscal 2026 we intend to significantly increase the precision and impact of our outcome-oriented messaging to our target buyers, namely, senior executive leaders who own the responsibility for achieving strategic outcomes and who can make the spending decisions to do what it takes to achieve them. Our messaging target also includes senior, performance-oriented talent and human resource leaders who serve as internal partners to these executives inside of their organizations. As we increase the effectiveness of our messaging, we expect that we will engage with more significant clients in more strategic ways, driving better results for our clients and for FranklinCovey.

•Build and sell like a “solutions leadership” company. A solutions leadership company is differentiated by the strength of its products and services. We intend to increasingly position and package our solutions as integrated offerings that drive collective action and deliver breakthrough results for clients. Our trusted content and frameworks will be more frequently combined with consulting and technology to help clients achieve measurable outcomes at scale—enabling lasting client impact and durable growth for FranklinCovey.

•Model what we teach, internally and visibly. As we pursue our growth strategy, we will heavily use and model our own methodologies and frameworks. This process includes further investments in our already strong culture to increase our ability to execute with even higher trust and accountability as we engage our own leaders and teams in achieving our own breakthrough results.

We believe the pursuit of these strategic priorities will enable us to make more progress toward our mission of enabling greatness in both people and organizations and our vision to impact billions. In addition, we believe that successful implementation of these objectives will provide our associates with additional resources and opportunities for growth and impact in the future and will drive results that are expected to provide return to our shareholders.

Other key factors that influence our operating results include: the number of organizations that are active customers; the scale and duration of our engagements with them; the number of people engaged in our solution implementations within those organizations; the continuation or renewal of existing services contracts, especially subscription renewals; the availability of budgeted spending in our solution areas among our clients and prospective clients, which, in certain content categories, can be significantly influenced by general economic conditions; client satisfaction with our offerings and services; the number and productivity of our international licensee operations; and our ability to manage operating costs necessary to develop and provide meaningful offerings and related products to our clients.

Fiscal 2025 Financial Overview

Fiscal 2025 was a challenging year as our operations and financial results were adversely impacted by various macroeconomic factors, including threatened or enacted tariffs that have created significant business environment uncertainty, specific actions to reduce U.S. federal government spending, a general weakening of economic conditions both domestically and internationally, and ongoing geopolitical tensions which continue to produce instability in certain regions of the world. While threatened or enacted tariffs have not directly impacted our operations, the uncertainty created by the threatened tariffs have adversely impacted our clients both domestically and internationally. In response to the economic uncertainty, many of our clients and prospective clients have sought to reduce their spending to maintain profitability, which led to delayed decision making, decreased contract expansion, and lower client retention. Despite these challenging macroeconomic issues, we are pleased that the majority of our clients are renewing their All Access Pass subscriptions and Leader in Me memberships. Our solutions are designed to help clients improve their key metrics and manage through difficult and uncertain times. During fiscal 2025, we implemented a new go-to-market strategy in North America, and these initiatives are designed to enable us to systematically drive growth in both the breadth and depth of our client relationships at scale. We believe these initiatives will provide strong growth in amounts invoiced during fiscal 2026, which will then translate into meaningful growth in reported revenue toward the back half of fiscal 2026 and increasing in future periods.

Our consolidated revenue for the fiscal year ended August 31, 2025, totaled $267.1 million, compared with record-high revenues of $287.2 million in fiscal 2024 and reflected the impact of business conditions and macroeconomic challenges previously described. In constant currency, our consolidated revenue was $267.3 million for fiscal 2025. The Company’s revenue performance during fiscal 2025 included the following key metrics:

•Enterprise Division revenue in fiscal 2025 totaled $188.1 million compared with $208.1 million in the prior year. Enterprise Division revenue performance was primarily impacted by a $15.8 million decrease in North America segment revenues and a $4.0 million decrease in International Direct Office revenues, which were each adversely impacted by macroeconomic uncertainties, decreased U.S. government spending, and trade tensions from threatened or enacted tariffs. These challenging economic and business conditions adversely impacted new logo sales, expansion activity, and client retention throughout the fiscal year.

•For the fiscal year ended August 31, 2025, Education Division revenue increased to $74.6 million compared with $74.2 million in the prior year. Fiscal 2025 revenue growth was primarily attributable to increased coaching and consulting revenue and increased membership subscription revenue, which were partially offset by decreased sales of classroom and training materials, primarily due to a new state-wide initiative and district contracts that included large training materials orders in fiscal 2024. Delivery of training and coaching days remained strong during fiscal 2025 as the Education Division delivered a similar number of training and coaching days when compared with fiscal 2024. Education subscription and subscription services revenues in fiscal 2025 increased 4% compared with the prior year and Education deferred subscription revenue at August 31, 2025, increased 13% over the balance at August 31, 2024.

•Consolidated subscription and subscription services revenues for fiscal 2025 totaled $225.9 million compared with $231.8 million in fiscal 2024. For the fiscal year ended August 31, 2025, subscription revenue invoiced was $151.7 million compared with $156.8 million in the prior year.

•At August 31, 2025, we had $111.7 million of deferred subscription revenue compared with $107.9 million at August 31, 2024. Our deferred subscription revenue at August 31, 2025 and 2024 includes $5.1 million and $6.7 million, respectively, of deferred subscription revenue that was classified as long-term based on expected recognition. Our unbilled deferred revenue at August 31, 2025 was $72.8 million compared with $75.2 million at the end of fiscal 2024. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated revenue by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2025	Change	2024	Change	2023
Enterprise Division:
North America	$147,609	(10)	$163,384	3	$157,906
International direct offices	29,344	(12)	33,327	(6)	35,359
International licensees	11,111	(3)	11,436	(3)	11,819
	188,064	(10)	208,147	1	205,084
Education Division	74,618	1	74,210	6	70,318
Corporate and other	4,385	(10)	4,876	(5)	5,119
Consolidated revenue	$267,067	(7)	$287,233	2	$280,521

Gross profit consists of net revenue less the cost of services provided or the cost of goods sold. Our cost of revenue includes the direct costs of delivering content onsite at client locations, including presenter costs; content royalties; materials used in the production of training products and related assessments; amortization of previously capitalized curriculum development costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Our consolidated cost of revenue in fiscal 2025 totaled $63.5 million compared with $66.2 million in fiscal 2024. Consolidated gross profit for the fiscal year ended August 31, 2025 was $203.6 million compared with $221.1 million in the prior year and decreased primarily due to lower revenue as described above. Our gross margin for fiscal 2025 decreased slightly to 76.2% compared with 77.0% in fiscal 2024 primarily due to changes in the mix of services and products sold during the year.

Our operating expenses in fiscal 2025 totaled $197.9 million, an increase of $9.8 million, compared with $188.0 million in the prior year. The increase was primarily due to a $6.7 million increase in selling, general, and administrative (SG&A) expenses and a $3.7 million increase in restructuring costs. The increase in SG&A expenses was primarily due to a $5.5 million increase in associate expenses primarily related to new personnel, including new sales and sales support personnel hired in connection with the implementation of our new go-to-market strategy in North America; $2.1 million of costs related to the exit from our previous corporate campus, including relocation and litigation expenses; and $1.6 million of increased software subscription costs for new software programs being used in the normal course of business. These increases were partially offset by a $4.3 million decrease in share-based compensation expense resulting from less awards outstanding during the year and the determination that certain performance tranches of long-term incentive awards would not vest. During fiscal 2025, we continued to restructure our sales force in North America and to reduce costs in certain areas of our operations. We incurred $6.7 million of expenses for these restructuring activities in fiscal 2025, which primarily consisted of severance and related costs, compared with $3.0 million in fiscal 2024.

Our effective income tax rate for fiscal 2025 was approximately 49% compared with an effective income tax rate of approximately 29% in fiscal 2024. Our effective tax rate for fiscal 2025 was higher than the statutory tax rate primarily due to an increase in the valuation allowance against our deferred income tax assets in some foreign jurisdictions and non-deductible executive compensation, which were partially offset by the tax differential on foreign income. Our effective rate in fiscal 2024 was higher than statutory rates primarily due to non-deductible executive compensation and an increase in the valuation allowance against our deferred income tax assets in some foreign jurisdictions, which were partially offset by benefits for share-based compensation deductions in excess of the corresponding book expense and the tax differential on income subject to both U.S. and foreign taxes.

Net income for the year ended August 31, 2025 was $3.1 million, or $0.24 per diluted share, compared with $23.4 million, or $1.74 per diluted share, in fiscal 2024. Our Adjusted EBITDA in fiscal 2025 was $28.8 million compared with $55.3 million in fiscal 2024, reflecting the above-noted factors. In constant currency, our fiscal 2025 Adjusted EBITDA was $29.0 million. Adjusted EBITDA and constant currency Adjusted EBITDA are non-GAAP financial measures. For additional information regarding our use of non-GAAP financial measures, see the discussion under the heading Non-GAAP Measures above.

Further details regarding these items can be found in the comparative analysis of fiscal 2025 with fiscal 2024 as discussed within this Management’s Discussion and Analysis.

Our liquidity, financial position, and capital resources remained strong throughout fiscal 2025. At August 31, 2025, we had $31.7 million of cash, with no borrowings on our $62.5 million revolving credit facility, even after spending $26.4 million on purchases of our common stock and $15.8 million on capital assets during fiscal 2025. At August 31, 2024 we had $48.7 million of cash, and no borrowings on our revolving credit facility. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found within this Management’s Discussion and Analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2024 compared with fiscal 2023, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Form 10-K, which was filed with the SEC on November 12, 2024.

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

YEAR ENDED
AUGUST 31,	2025	2024	2023
Amounts shown as a percent of total revenue
Revenue	100.0	100.0	100.0
Cost of revenue	23.8	23.0	23.9
Gross profit	76.2	77.0	76.1

Selling, general, and administrative	68.4	61.3	63.4
Restructuring costs	2.5	1.0	0.2
Impaired asset	-	0.3	-
Depreciation	1.5	1.4	1.5
Amortization	1.6	1.5	1.6
Total operating expenses	74.0	65.5	66.7
Income from operations	2.2	11.5	9.4
Interest income	0.3	0.4	0.4
Interest expense	(0.2)	(0.4)	(0.6)
Income before income taxes	2.3	11.5	9.2

FISCAL 2025 COMPARED WITH FISCAL 2024 RESULTS OF OPERATIONS

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2025	Sales	2024	Sales	Change

Revenue	$147,609	100.0	$163,384	100.0	$(15,775)
Cost of revenue	25,008	16.9	26,964	16.5	(1,956)
Gross profit	122,601	83.1	136,420	83.5	(13,819)
SG&A expenses	95,203	64.5	89,779	54.9	5,424
Adjusted EBITDA	$27,398	18.6	$46,641	28.5	$(19,243)

Revenue. In fiscal 2025, our North America segment revenue was $147.6 million compared with $163.4 million in the prior year. North America segment revenues in fiscal 2025 were adversely impacted by the uncertain macroeconomic environment and by canceled or postponed government contracting. During fiscal 2025, North America subscription and subscription service revenues were $131.1 million compared with $138.9 million in fiscal 2024. While we remain optimistic about the future impact of our new North America go-to-market strategy and sales force restructuring, continued economic uncertainty, including threatened or enacted tariffs and continued decreases in governmental spending, including due to the U.S. federal government shutdown, may prevent us from achieving expected sales goals until these conditions stabilize or are resolved. Foreign exchange rates had a $0.2 million adverse impact on North America segment revenues and a $0.1 million adverse impact on operating results during fiscal 2025.

Gross Profit. Gross profit was impacted by lower revenue as described above. North America gross margin remained strong during fiscal 2025 and was 83.1% of revenue compared with 83.5% in the prior year.

SG&A Expense. North America SG&A expenses increased primarily due to associate costs resulting from new sales and sales support personnel primarily related to our new go-to-market strategy and the reorganization of our North America sales force in fiscal 2025.

International Direct Offices

Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The following comparative information is for our International Direct Office segment in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$29,344	100.0	$33,327	100.0	$(3,983)
Cost of revenue	7,738	26.4	7,812	23.4	(74)
Gross profit	21,606	73.6	25,515	76.6	(3,909)
SG&A expenses	22,008	75.0	22,157	66.5	(149)
Adjusted EBITDA	$(402)	(1.4)	$3,358	10.1	$(3,760)

Revenue. International Direct Office revenues for fiscal 2025 were adversely affected by ongoing economic uncertainty and geopolitical tensions as previously discussed. Revenues decreased in Japan by 23%, in China by 21%, and in the United Kingdom by 15%, and were reflective of the macroeconomic conditions and their impact on existing and potential clients. Decreases in these offices were partially offset by increased revenue recognized through our new France office and a slight increase in Australia. The fluctuation of foreign exchange rates had a $0.4 million favorable impact on our International Direct Office revenue and a $0.1 million favorable impact on operating results in fiscal 2025. We believe the resolution of multiple international trade issues and improving economic conditions will lead to improved sales performance in future periods. However, the successful resolution of these macroeconomic issues is not within our control and may not generate expected revenue growth at our International Direct Offices in future periods.

Gross Profit. Gross profit in the International Direct Office segment decreased primarily due to reduced revenue as described above. Gross margin for the third quarter of fiscal 2025 was 73.6% of sales compared with 76.6% in the prior year and decreased primarily due to a shift in the mix of services delivered and products sold during fiscal 2025 when compared with fiscal 2024.

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

International Licensees Segment

In foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees. The following comparative information is for our international licensee operations in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$11,111	100.0	$11,436	100.0	$(325)
Cost of revenue	1,422	12.8	1,350	11.8	72
Gross profit	9,689	87.2	10,086	88.2	(397)
SG&A expenses	4,230	38.1	4,352	38.1	(122)
Adjusted EBITDA	$5,459	49.1	$5,734	50.1	$(275)

Revenue. International licensee revenue is primarily comprised of royalties on sales of our content by the licensees. In fiscal 2025, our International Licensees’ revenue decreased primarily due to decreases in our share of AAP revenue and a 2% decrease in royalty revenue. Throughout fiscal 2025, our foreign licensees have encountered ongoing macroeconomic uncertainty and geopolitical instability in the regions where they operate, which have adversely impacted their operations. Foreign exchange rates had an immaterial impact on International Licensee revenues and operating results during fiscal 2025.

Gross Profit. Gross profit decreased primarily due to decreased revenue as previously described. Gross margin remained strong at 87.2% compared with 88.2% in the prior year and declined due to decreased royalty revenue compared with the prior year.

SG&A Expense. International licensee SG&A expenses decreased by $0.1 million compared with the prior year primarily due to cost cutting efforts implemented during fiscal 2025 in response to decreased revenue.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2025	Sales	2024	Sales	Change
Revenue	$74,618	100.0	$74,210	100.0	$408
Cost of revenue	26,883	36.0	26,681	36.0	202
Gross profit	47,735	64.0	47,529	64.0	206
SG&A expenses	39,551	53.0	37,718	50.8	1,833
Adjusted EBITDA	$8,184	11.0	$9,811	13.2	$(1,627)

Revenue. Education Division revenue for fiscal 2025 increased to $74.6 million compared with $74.2 million in fiscal 2024. Fiscal 2025 revenue growth was primarily attributable to increased coaching and consulting revenue and increased membership subscription revenue, which were partially offset by decreased sales of classroom and training materials, primarily due to a new state-wide initiative and district contracts that included large training materials orders in fiscal 2024. These materials orders did not repeat at the same levels in fiscal 2025. Delivery of training and coaching days remained strong during fiscal 2025 as the Education Division delivered a similar number of training and coaching days when compared with fiscal 2024. Education subscription and subscription services revenues in fiscal 2025 increased 4% compared with the prior year and Education deferred subscription revenue at August 31, 2025, increased 13% over the balance at August 31, 2024. Education Division growth during fiscal 2025 was partially offset by changes in foreign exchange rates, which adversely impacted revenue and operating results by $0.4 million. We continue to be pleased with the strength and momentum of our Education Division, which added 624 new The Leader in Me schools in a very challenging funding environment during fiscal 2025. We believe the momentum generated in fiscal 2025 will continue into fiscal 2026, but our expectations may be impacted by a number of factors outside of our control, including available funding from governmental agencies in the midst of spending reductions. At August 31, 2025, over 8,000 schools around the world were using The Leader in Me program.

Gross Profit. Education Division gross profit increased primarily due to increased revenue as previously described. Education segment gross margin remained strong and was 64.0% in each of fiscal 2025 and fiscal 2024.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel, changes to compensation plans, and increased commissions on higher revenue.

Other Operating Expense Items

Depreciation – Depreciation expense increased $0.2 million to $4.1 million compared with $3.9 million in the prior year. The increase was primarily due to new capital assets purchased in fiscal 2025. We currently expect depreciation expense will total approximately $4.5 million in fiscal 2026.

Amortization – Amortization expense increased to $4.4 million compared with $4.2 million in fiscal 2024. The increase was primarily due to the reacquisition of license rights for our France operations, which occurred in the first quarter of fiscal 2025. We currently expect definite-lived intangible asset amortization expense will total approximately $3 million during fiscal 2026.

Interest Expense – Our interest expense, which totaled $0.6 million in fiscal 2025, decreased $0.5 million primarily due to reduced term loan debt and a reduced principal balance on our financing obligation (long-term lease on our corporate campus) compared with the prior year.

Income Taxes

Our income tax provision fiscal 2025 totaled $3.0 million on pre-tax income of $6.1 million for an effective income tax rate of 49% compared with income tax expense of $9.6 million on pre-tax income of $33.0 million for an effective tax rate of approximately 29% for the fiscal year ended August 31, 2024. Our effective income tax rate for fiscal 2025 was higher than the statutory tax rate primarily due to tax expense of $1.5 million for increases to the valuation allowance against deferred tax assets in some foreign jurisdictions and $0.9 million related to non-deductible executive compensation, which were partially offset by a $0.5 million benefit in tax differential on foreign income. Our effective income tax rate for fiscal 2024 was higher than the statutory tax rate primarily due to tax expense of $3.2 million for non-deductible executive compensation and a $1.2 million increase in the valuation allowance against our deferred income tax assets, which were partially offset by a $2.6 million benefit for share-based compensation deductions in excess of the corresponding book expense and a $0.5 million benefit in tax differential on income subject to both U.S. and foreign taxes.

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant amendments to U.S. tax law with varying effective dates. Key provisions relevant to Franklin Covey include the expansion of bonus depreciation, the permanent reinstatement of immediate expensing for research and development costs, and revisions to international tax rules. The legislation did not have a material impact on income tax expense or effective tax rate for fiscal 2025. Franklin Covey will continue to monitor future regulatory guidance and assess any potential impacts in subsequent periods.

We paid $7.7 million in cash for income taxes during fiscal 2025. We anticipate our total cash paid for income taxes over the coming years to approximate our total income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash at August 31, 2025 totaled $31.7 million, with no borrowings on our $62.5 million revolving credit facility. Of our $31.7 million of cash at August 31, 2025, $12.2 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, purchases of our common stock, capital expenditures (including curriculum development), working capital expansion, debt payments, and potential business acquisitions.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Total cash provided by (used for):
Operating activities	$28,977	$60,257	$35,738
Investing activities	(16,888)	(11,310)	(13,550)
Financing activities	(28,781)	(38,655)	(44,179)
Effect of exchange rates on cash	(273)	141	(296)
Increase (decrease) in cash and
cash equivalents	$(16,965)	$10,433	$(22,287)

Our Current Credit Agreement

On March 27, 2023, we entered into a credit agreement with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders), which replaced our previous credit agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. We believe the 2023 Credit Agreement provides significant flexibility and financial resources to allow us to grow the business in future periods.

The 2023 Credit Agreement matures on March 27, 2028, and interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined 2023 Credit Agreement (refer to Note 5, Secured Credit Agreement to our consolidated financial statements for the interest rate structure).

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At August 31, 2025, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

At August 31, 2025 our debt structure was relatively simple and consisted of notes payable to the former owners of Strive Talent, Inc., and obligations for leased office and warehousing space. For further information on our notes payable and leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2025.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during fiscal 2025 was $29.0 million compared with $60.3 million in fiscal 2024. The decrease in cash flows from operating activities was primarily attributable to lower operating income in fiscal 2025 as previously discussed, and changes in working capital, including a $5.9 million decrease in taxes payable as we no longer benefit from the utilization of our net operating loss position compared with the prior year. While we expect our cash flows from operating activities to improve in future periods, certain conditions are beyond our control or influence such as general macroeconomic conditions, general business environment uncertainty, further reductions in government spending, and conditions in international locations which impact our financial results at our international direct offices and international licensees.

Cash Flows from Investing Activities and Capital Expenditures

For the fiscal year ended August 31, 2025, our cash used for investing activities totaled $16.9 million. Our primary uses of cash for investing activities consisted of purchases of property and equipment in the normal course of business and additional investments in the development of our content and offerings.

Cash used for purchases of property and equipment during fiscal 2025 totaled $8.3 million and consisted primarily of computer software and hardware, and leasehold improvements at our new headquarters office, which we moved into during the fourth quarter of fiscal 2025. We expect to continue to use cash to pay for the leasehold improvements and furniture during the first half of fiscal 2026. Including the payments for these leasehold improvements, we currently anticipate that our purchases of property and equipment in fiscal 2026 will total between approximately $5 million and $7 million.

During fiscal 2025, we spent $7.6 million on the development of our various offerings and related content. During the first half of fiscal 2025, we launched a significantly refurbished The 7 Habits of Highly Effective People offering and expect to release new and refurbished content in fiscal 2026 and in future years. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total between approximately $8 million and $10 million in fiscal 2026.

In the first quarter of fiscal 2025, we reacquired the license rights to sell our content in France for $0.3 million in cash and $0.2 million of forgiven receivables from the former licensee. The operations of the newly opened direct office in France are included in the International Direct Office segment. We look forward to expanding our business and operations in France over the coming years.

Cash Flows from Financing Activities

Our net cash used for financing activities during fiscal 2025 totaled $28.8 million. Our primary uses of financing cash were $26.4 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards, and $3.9 million used for principal payments on our financing obligation and notes payable. Partially offsetting these uses of cash for financing activities were $1.5 million of proceeds received from ESPP participants to purchase shares of our common stock during the fiscal year.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. Through May 31, 2025, we purchased $22.1 million of our common stock on this Board authorized plan. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in the first quarter of fiscal 2026.

Our uses of financing cash during fiscal 2026 will include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to meet the obligations on our notes payable, pay for projected capital expenditures, and meet other obligations in fiscal 2026 and beyond, from current cash balances, future cash flows from operating activities, and proceeds from our available line of credit if necessary. Going forward, we will also continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023 we entered into a five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for the next 12 months and into the future. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity and uncertainty, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•Associate and Consultant Compensation – Associate and consultant compensation is our largest expense and most significant recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2025, we expensed approximately $172 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of revenue. Our associate costs include variable compensation such as commissions, incentives, and bonuses, and may fluctuate from year-to-year.

•Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, security upgrades, and utilize various software applications. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $16 million for information technology software and hardware during fiscal 2025.

•Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $8 million (excluding innovation associate compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2025.

•Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2025, we paid $7.7 million in cash for income taxes. We believe our use of cash for income taxes in future periods will more closely resemble our income tax provision and will fluctuate based on profitability as we have previously utilized most of our deferred tax assets.

•Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2025 in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2026	2027	2028	2029	2030	Thereafter	Total
Minimum operating lease
payments	$689	$1,110	$887	$907	$932	$5,468	$9,993
Strive contingent
compensation	770	-	-	-	-	-	770
Strive note payable	835	-	-	-	-	-	835
Purchase obligations	4,488	-	-	-	-	-	4,488
	$6,782	$1,110	$887	$907	$932	$5,468	$16,086

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

The analysis of our performance awards contains uncertainties because we are required to make assumptions and judgments about the timing and/or the eventual number of shares that will vest in each grant. The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the service periods. These forecasted amounts may be difficult to predict over the life of the awards due to changes in our business, such as from the introduction of subscription-based services, or other external factors, such as the recent pandemic, and their impact on our financial results. Events such as these may leave some previously approved performance measures obsolete or unattainable. The evaluation of performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and/or number of common shares expected to vest as described above. For example, uncertainties related to macroeconomic factors and prevailing business conditions resulted in a significant reversal of previously recognized performance award stock-based compensation expense in fiscal 2025.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for credit losses calculation contains uncertainties because the calculation requires us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for credit losses calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for credit losses and may adversely impact our financial results. For example, a 10% increase to our allowance for credit losses at August 31, 2025 would decrease our reported income from operations by approximately $0.3 million.

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

We tested goodwill for impairment at August 31, 2025 at the reporting unit level using a quantitative approach. Based on the results of this analysis, we determined that it was more likely than not that the fair value of each of our reporting units was more than their carrying values. This determination and the underlying valuation model required judgment to estimate future cash flows and operating results and considered current operating results, expected future operating results, and various other factors such as macroeconomic conditions. Some of these factors are not within our control.

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

If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, then we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment analysis during fiscal 2025, we determined that no impairment existed at August 31, 2025, as we determined that it was more likely than not that each reportable operating segment’s estimated fair value exceeded its carrying value.

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

Additionally, we are required to reassess the fair value of contingent consideration liabilities resulting from business acquisitions at each reporting period. Although subsequent changes to the contingent consideration liabilities do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration often requires us to estimate future sales and/or profitability. These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods. We did not have any adjustments to the fair value of a contingent liability from a previous business acquisition in fiscal 2025. Business acquisitions in future periods may increase the volatility and amount of these charges. Changes to the fair value of contingent consideration liabilities are recorded as a component of SG&A expenses.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, future training and consulting sales activity, expected benefits from restructuring plans and growth initiatives, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collections of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this Annual Report on Form 10-K for the fiscal year ended August 31, 2025, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans and initiatives; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass and Impact Platform; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may negatively affect our business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. During the fiscal years ended August 31, 2025, 2024, and 2023, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

At August 31, 2025, our long-term obligations primarily consisted of fixed-rate notes payable from the purchase of Strive Talent, Inc., and potential contingent consideration resulting from previous business acquisitions. Since our long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on our 2023 Credit Agreement. The effective interest rate on our line of credit facility is variable and was 6.0% at August 31, 2025. We did not have any borrowings against our 2023 Credit Agreement at August 31, 2025. However, if interest rates increase, and we borrow amounts on our 2023 Credit Agreement, we will incur additional interest expense on these variable-rate loans in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2025, of the Company and our report dated November 12, 2025, expressed an unqualified opinion on those financial statements.

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

November 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2025 and 2024, the related consolidated income statements and statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon the transfer of control of promised products and services to customers in an amount equal to the consideration expected to be received in exchange for those products and services. The contracts for the Company’s Leader in Me subscription offering often include promises to transfer multiple products or services to a customer which are considered distinct performance obligations and should be accounted for separately. The transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the price which the Company would sell a promised product or service separately to a customer. In determining the SSP, the Company considers the size and volume of transactions, price lists, historical sales, and contract prices.

Given the increased extent of audit effort in evaluating management’s judgments in determining SSP, we identified the determination of SSP for the Leader in Me subscription offering as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of SSP for these performance obligations, included the following, among others:

•We tested the effectiveness of internal controls over the determination of SSP.

•We selected a sample of customer agreements and performed the following:

oObtained and read customer contracts and invoices for each selection to evaluate if relevant contractual terms have been appropriately considered by management.

oAssessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

oAssessed the reasonableness of management’s estimates of SSP for products and services and the allocation of the transaction price to identified performance obligations determined on a relative stand-alone selling basis.

oTested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 12, 2025

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2025	2024
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$31,698	$48,663
Accounts receivable, less allowance for credit losses of $2,929 and $3,015	68,415	86,002
Inventories	5,165	4,002
Prepaid expenses	5,114	5,111
Other current assets	19,085	16,475
Total current assets	129,477	160,253

Property and equipment, net	14,324	8,736
Intangible assets, net	34,551	37,766
Goodwill	31,220	31,220
Deferred income tax assets	231	870
Other long-term assets	33,109	22,694
	$242,912	$261,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$823	$835
Current portion of financing obligation	-	3,112
Accounts payable	8,780	7,862
Deferred subscription revenue	106,534	101,218
Customer deposits	16,327	16,972
Accrued liabilities	24,828	32,454
Total current liabilities	157,292	162,453

Notes payable, less current portion	-	775
Financing obligation, less current portion	-	1,312
Other liabilities	14,718	10,732
Deferred income tax liabilities	3,991	3,132
Total liabilities	176,001	178,404

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	230,251	231,813
Retained earnings	126,272	123,204
Accumulated other comprehensive loss	(1,032)	(768)
Treasury stock at cost, 14,565 shares and 14,084 shares	(289,933)	(272,467)
Total shareholders’ equity	66,911	83,135
	$242,912	$261,539

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2025	2024	2023
In thousands, except per-share amounts

Revenue	$267,067	$287,233	$280,521
Cost of revenue	63,498	66,161	67,031
Gross profit	203,569	221,072	213,490

Selling, general, and administrative	182,684	175,941	177,951
Restructuring costs	6,723	3,008	565
Impaired asset	-	928	-
Depreciation	4,066	3,905	4,271
Amortization	4,392	4,248	4,342
Income from operations	5,704	33,042	26,361

Interest income	928	1,123	1,091
Interest expense	(565)	(1,119)	(1,583)
Income before income taxes	6,067	33,046	25,869
Income tax provision	(2,999)	(9,644)	(8,088)
Net income	$3,068	$23,402	$17,781

Net income per share:
Basic	$0.24	$1.78	$1.30
Diluted	0.24	1.74	1.24

Weighted average number of common shares:
Basic	12,927	13,171	13,640
Diluted	13,053	13,472	14,299

COMPREHENSIVE INCOME:
Net income	$3,068	$23,402	$17,781
Foreign currency translation adjustments, net of income
tax provision of $(21), $(11), and $(80)	(264)	219	(445)
Comprehensive income	$2,804	$23,621	$17,336

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2025	2024	2023
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,068	$23,402	$17,781
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,458	8,153	8,613
Amortization of capitalized curriculum development costs	4,440	3,172	3,084
Deferred income taxes	1,468	1,885	4,748
Stock-based compensation expense	5,805	10,142	12,520
Impaired asset	-	928	-
Change in the fair value of contingent consideration liabilities	-	-	7
Amortization of right-of-use operating lease assets	610	760	834
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	17,464	(3,759)	(9,452)
Decrease (increase) in inventories	(1,161)	228	(692)
Increase in prepaid expenses and other assets	(1,447)	(1,414)	(88)
Increase (decrease) in accounts payable and accrued liabilities	(5,770)	403	(9,541)
Increase in deferred revenue and customer deposits	3,151	13,458	8,806
Increase (decrease) in income taxes payable/receivable	(5,942)	3,453	(195)
Decrease in other liabilities	(1,167)	(554)	(687)
Net cash provided by operating activities	28,977	60,257	35,738

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,253)	(3,694)	(4,515)
Capitalized curriculum development costs	(7,561)	(6,866)	(9,035)
Acquisition of license/content rights	(1,074)	(750)	-
Net cash used for investing activities	(16,888)	(11,310)	(13,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term notes payable financing	-	-	7,500
Principal payments on notes payable	(835)	(5,835)	(13,335)
Principal payments on financing obligation	(3,112)	(3,538)	(3,199)
Purchases of common stock for treasury	(26,374)	(30,749)	(35,555)
Payment of contingent consideration liabilities	-	-	(736)
Cash paid for new secured credit agreement	-	-	(393)
Proceeds from sales of common stock held in treasury	1,540	1,467	1,539
Net cash used for financing activities	(28,781)	(38,655)	(44,179)
Effect of foreign currency exchange rates on cash and cash equivalents	(273)	141	(296)
Net increase (decrease) in cash and cash equivalents	(16,965)	10,433	(22,287)
Cash and cash equivalents at beginning of the year	48,663	38,230	60,517
Cash and cash equivalents at end of the year	$31,698	$48,663	$38,230

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,693	$4,205	$3,308
Cash paid for interest	496	1,107	1,501

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized
curriculum financed by accounts payable and accrued liabilities	$3,255	$1,036	$548
Consideration for reacquired license rights from liabilities of seller	168	-	-
Acquisition of content rights financed by accounts payable and other liabilities	678	750	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Loss	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2022	27,056	$1,353	$220,246	$82,021	$(542)	(13,203)	$(220,264)
Issuance of common stock from
treasury			(127)			98	1,666
Purchase of treasury shares						(885)	(35,555)
Unvested share award			(266)			16	266
Stock-based compensation			12,520
Cumulative translation
adjustments					(445)
Net income				17,781
Balance at August 31, 2023	27,056	1,353	232,373	99,802	(987)	(13,974)	(253,887)
Issuance of common stock from
treasury			(10,266)			643	11,733
Purchase of treasury shares						(776)	(30,749)
Unvested share award			(436)			23	436
Stock-based compensation			10,142
Cumulative translation
adjustments					219
Net income				23,402
Balance at August 31, 2024	27,056	1,353	231,813	123,204	(768)	(14,084)	(272,467)
Issuance of common stock from
treasury			(6,831)			431	8,372
Purchase of treasury shares						(939)	(26,374)
Unvested share award			(536)			27	536
Stock-based compensation			5,805
Cumulative translation
adjustments					(264)
Net income				3,068

Balance at August 31, 2025	27,056	$1,353	$230,251	$126,272	$(1,032)	(14,565)	$(289,933)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, which consist of Franklin Development Corp., and our offices that serve clients in Japan, China, the United Kingdom, Ireland, Australia, New Zealand, Germany, France, Switzerland, and Austria. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues, and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times these deposits may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. Of our $31.7 million of cash at August 31, 2025, $12.2 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Cash flows from the sale of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows. At each of August 31, 2025 and 2024, our inventories were comprised primarily of training materials, books, training-related accessories, and consisted of finished goods.

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2025	2024
Deferred commissions	$15,335	$14,784
Other current assets	3,750	1,691
	$19,085	$16,475

We defer commission expense on subscription-based sales and recognize the commission expense with the recognition of the corresponding revenue.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense, which includes depreciation on our previous corporate headquarters location that was accounted for as a financing obligation (Note 7), is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period. We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

At the end of the master lease on our previous headquarters corporate campus, we relocated our corporate headquarters and wrote off the property and equipment associated with the previous headquarters location. Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2025	2024
Land and improvements	$-	$1,312
Buildings	-	28,240
Machinery and equipment	-	401
Computer hardware and software	36,544	29,263
Furniture, fixtures, and leasehold
improvements	3,959	9,362
	40,503	68,578
Less accumulated depreciation	(26,179)	(59,842)
	$14,324	$8,736

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

In a prior period, we initiated the development of a student leadership assessment. However, due to societal changes in perception regarding the collection of student information and potential legal challenges, during fiscal 2024 we determined that it was in the best interest of the Company to suspend further development of the student leadership assessment and impair the associated asset. Approximately $0.6 million of the capitalized costs were for software and were previously included in property and equipment, and $0.3 million was included in capitalized development, which is included in our other long-term assets. The student leadership assessment was being developed for use in our Education Division.

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2025 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

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

During the annual impairment testing process, we have the option to first perform a qualitative assessment (commonly referred to as Step Zero) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. At August 31, 2025, we completed a quantitative assessment of our goodwill and concluded there were no impairments. Refer to Note 4, Intangible Assets and Goodwill for further information on our goodwill, including the allocation of our goodwill to our reportable segments.

When we perform a quantitative analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the difference. The estimated fair value of each reporting unit is calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The value estimated using a discounted cash flow model is weighted against the estimated value derived from the guideline company market approach method. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies. In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our internal plan and assume a terminal growth rate thereafter. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable and constitute Level 3 fair value measures.

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

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2025, which totaled $7.6 million, was primarily to create new and refreshed offerings and content for the AAP and new offerings for our Education practice. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials, or a significant investment in new curriculum. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility have been established.

Capitalized development costs are amortized over three-to-five year useful lives, which are based on numerous factors, including expected cycles of major changes to the content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $18.0 million and $15.3 million at August 31, 2025 and 2024. Amortization of capitalized curriculum development costs is reported as a component of cost of revenue in the accompanying consolidated income statements and statements of comprehensive income.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2025	2024
Accrued compensation	$14,384	$18,463
Other accrued liabilities	10,444	13,991
	$24,828	$32,454

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

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. We recognized net foreign currency transaction gains of $0.1 million in fiscal 2025, and net foreign currency transaction losses of $0.1 million in each of fiscal 2024 and fiscal 2023. Foreign exchange transaction gains and losses and are included as a component of selling, general, and administrative expenses in our consolidated income statements and statements of comprehensive income.

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

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $5.5 million, $5.2 million, and $4.5 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock awards and the compensatory elements of our employee stock purchase plan, in our consolidated income statements and statements of comprehensive income based upon their fair values over the requisite service period. For more information on our stock-based compensation plans, refer to Note 12.

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

Accounting Pronouncement Issued and Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve the reportable segment disclosure primarily by requiring entities to provide more disaggregated expense information about their reportable segments. The new guidance also improves interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. We adopted this ASU for fiscal 2025 and the related disclosures are included in Note 17, Segment Information. The amendments were effective for the Company's annual periods beginning September 1, 2024, and interim periods beginning September 1, 2025 and have been applied retrospectively to all prior periods presented in the financial statements.

Accounting Pronouncements Issued Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides guidance to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the effective income tax rate reconciliation and income taxes paid. This new guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. We are currently assessing the anticipated impact of this standard on our consolidated financial statements. The amendments are effective for our annual periods beginning September 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. The guidance in ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

On September 18, 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. This ASU makes targeted improvements to the accounting for software costs. ASU 2025-06 also supersedes the guidance for website development costs along with the recognition requirements for development costs specific to websites. This guidance is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the ASU to determine its impact on our financial statements.

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

We typically invoice our customers annually upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in deferred subscription revenue until the transfer of control has occurred and the amount is recognized in revenue.

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

Contract Balances

As described above, our subscription revenue is recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred subscription revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred subscription revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are recorded as customer deposits until the amount is applied to a subscription contract. Our deferred subscription revenue totaled $111.7 million at August 31, 2025 and $107.9 million at August 31, 2024, of which $5.1 million and $6.7 million were classified as components of other long-term liabilities at August 31, 2025 and August 31, 2024, respectively. We recognized $147.9 million of previously deferred subscription revenue during each of the fiscal years ended August 31, 2025 and 2024.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned subscription revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2025 we had $184.4 million of remaining performance obligations, including $111.7 million of deferred revenue related to our subscription offerings. The remaining performance obligation does not include customer deposits as those amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription revenue. At August 31, 2025, we have $17.6 million of capitalized direct commissions, of which $15.3 million is included in other current assets and $2.3 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2025, we capitalized $23.9 million of commission costs to obtain revenue contracts and amortized $22.7 million of deferred commissions to selling, general, and administrative expense. At August 31, 2024, we had $16.4 million of capitalized direct commissions, of which $14.8 million was included in other current assets and $1.6 million was in other long-term assets.

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

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Beginning balance	$3,015	$3,790	$4,492
Charged to costs and expenses	2,042	(64)	(66)
Deductions	(2,128)	(711)	(636)
Ending balance	$2,929	$3,015	$3,790

The deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. Our write-offs increased in fiscal 2025 due to activity in Japan and the United Kingdom which reflected business environment uncertainties and difficulties in these countries. During each of fiscal 2024 and 2023, we received payment from customers whose accounts we had previously reserved against because of potential pandemic-related uncertainties. Accordingly, we reversed a portion of the allowance during each of these fiscal years to reflect the payments. At August 31, 2024, we had no remaining reserve for pandemic-related credit losses. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10% of our sales or accounts receivable in any year presented.

4. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2025	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$49,812	$(47,089)	$2,723
License rights	34,428	(28,631)	5,797
Customer lists	15,982	(15,736)	246
Acquired technology	7,282	(4,641)	2,641
Trade names	1,883	(1,764)	119
Non-compete agreements and other	930	(905)	25
	110,317	(98,766)	11,551
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$133,317	$(98,766)	$34,551

AUGUST 31, 2024
Finite-lived intangible assets:
Acquired content	$49,806	$(45,501)	$4,305
License rights	33,258	(26,889)	6,369
Customer lists	15,982	(15,589)	393
Acquired technology	7,282	(3,920)	3,362
Trade names	1,883	(1,586)	297
Non-compete agreements and other	930	(890)	40
	109,141	(94,375)	14,766
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$132,141	$(94,375)	$37,766

During fiscal 2024, we purchased the content rights for The Teacher Believed in Me (TBIM) for $1.5 million in cash. We believe the content in TBIM is compelling and fits well within our Leader in Me offering. While the author retains the copyright to TBIM, the agreement grants us broad rights for the development and use of TBIM content. The content license does not have an expiration date and the purchase price is payable in two installments of $0.8 million. We are amortizing the content license over a 10-year useful life, which is similar to other licenses, and the final payment was made in January 2025.

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2025 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period
Acquired content	1 to 7 years	30 years
License rights	2 to 8 years	30 years
Customer lists	2 years	12 years
Acquired technology	4 years	7 years
Trade names	1 years	5 years
Non-compete agreements and other	2 to 4 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $4.4 million, $4.2 million, and $4.3 million for the fiscal years ended August 31, 2025, 2024, and 2023. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2026	$2,665
2027	2,440
2028	2,168
2029	1,702
2030	779

Goodwill

We performed our annual testing of goodwill in accordance with the accounting policies described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We completed a quantitative assessment of our goodwill as of August 31, 2025 and concluded there were no impairments. We do not have any accumulated impairment charges against the carrying value of our goodwill. In connection with the new reporting structure as described in Note 17, Segment Information, we performed a quantitative analysis of the fair value of each segment and allocated goodwill from the historical Direct Office segment to the newly created North America and International Direct Office segments based on their relative fair values. At August 31, 2025 and 2024, goodwill was allocated to our segments as shown below (in thousands):

AUGUST 31,	2024	Allocation	2025
North America	$22,962	$(3,837)	$19,125
International direct offices	-	3,837	3,837
International licensees	5,928	-	5,928
Education practice	2,330	-	2,330
	$31,220	$-	$31,220

5. SECURED CREDIT AGREEMENT

On March 27, 2023, we entered into a credit agreement (the 2023 Credit Agreement) with KeyBank National Association (KeyBank) leading a group of financial institutions (collectively, the Lenders). KeyBank acts as the sole administrative and collateral agent under the 2023 Credit Agreement. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace a previously outstanding term loan, which was fully repaid in June 2024. The remaining $62.5 million is available as a revolving line of credit or for future term loans.

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement was due and payable on the principal payment dates. Interest on all other borrowings is due the last day of each month. The interest rate for all borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio calculated at the end of each fiscal quarter. At August 31, 2025 and 2024, we did not have any outstanding term loan or line of credit debt, and the interest rate on the 2023 Credit Agreement was 6.0% at August 31, 2025 and 6.9% at August 31, 2024. We are also charged an unused credit commitment fee of 0.2% per annum, which is paid quarterly.

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

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. When any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement. At August 31, 2025, we believe that we were in compliance with the covenants and conditions of the 2023 Credit Agreement.

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

6. NOTES PAYABLE

At August 31, 2025 and 2024, our notes payable consisted of an obligation to the former owners of Strive Talent, Inc., which was acquired in fiscal 2021. The note payable to the former owners of Strive is recorded at net present value and accrues interest at 3.6% until the obligation is paid in full. The final $0.8 million payment on the Strive note payable is due in April 2026. The previously outstanding term loan payable to the bank under the 2023 Credit Agreement was repaid in full, as scheduled, in June 2024.

7. FINANCING OBLIGATION

We previously sold our corporate headquarters campus located in Salt Lake City, Utah, and entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. The 20-year master lease agreement expired in June 2025, and we elected to not renew the contract. Although the corporate headquarters facility was sold and we had no legal ownership of the property, the applicable accounting guidance prohibited us from recording the transaction as a sale since we subleased a significant portion of the property that was sold. We accounted for the corporate campus lease as a financing obligation on our consolidated balance sheet through its maturity in June 2025.

At August 31, 2025, we were involved in litigation against the former landlord as described in Note 9, Commitments and Contingencies.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2025	2024
Financing obligation payable in
monthly installments of $341 at
August 31, 2024, including
principal and interest, with 2%
annual increases (imputed
interest at 7.7%), through
June 2025	$-	$4,424
Less current portion	-	(3,112)
Total financing obligation,
less current portion	$-	$1,312

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represented the carrying value of the land sold in the financing transaction, which is not depreciated. At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land were offset and eliminated from our consolidated financial statements.

8. LEASES

Lessee Obligations

In the normal course of business, we lease office space, primarily for our corporate administration and international sales administration offices, in commercial office complexes that are conducive to these functions. During fiscal 2025, we entered into a new lease agreement for leased headquarters space following the termination of our previous campus lease, which was accounted for as a financing obligation (Note 7). We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories, and certain office equipment. These leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2025, we had operating leases with remaining terms ranging from less than one year to approximately 11 years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases follows:

AUGUST 31,		2025	2024
Assets:
Operating lease right of use assets	Other long-term assets	$6,933	$1,140

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$657	$509
Long-Term:
Operating lease liabilities	Other long-term liabilities	6,339	631
		$6,996	$1,140

Weighted Average Remaining Lease Term:
Operating leases (years)		9.9	2.4

Weighted Average Discount Rate:
Operating leases		6.9%	6.7%

We obtained $6.3 million, $1.1 million, and $0.6 million of right-of-use operating lease assets in exchange for operating lease liabilities during the fiscal years ended August 31, 2025, 2024, and 2023. During fiscal 2025, we paid $0.5 million of cash for amounts included in lease liabilities as reported in cash flows from operating activities. Amounts paid for lease liabilities in prior years were immaterial.

Future minimum lease payments under our operating leases at August 31, 2025, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2026	$689
2027	1,110
2028	887
2029	907
2030	932
Thereafter	5,468
Total operating lease payments	9,993
Less imputed interest	(2,997)
Present value of operating lease liabilities	$6,996

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total lease expense, which consisted entirely of fixed payments, totaled $1.3 million, $1.1 million, and $1.2 million for the fiscal years ended August 31, 2025, 2024, and 2023.

Lessor Accounting

During the lease on our previous headquarters campus which expired in June 2025, we subleased the majority of the campus space to multiple tenants. These sublease agreements were accounted for as operating leases and we recognized sublease income on a straight-line basis over the life of the agreement. Sublease revenue totaled $1.5 million, $1.9 million, and $2.4 million during the fiscal years ended August 31, 2025, 2024, and 2023. We do not expect to recognize sublease revenues in the foreseeable future.

9. COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

We have a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility in Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $106,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. The current warehousing contract expired on October 31, 2025. We are in the process of renewing the warehousing contract.

During the fiscal years ended August 31, 2025, 2024, and 2023, we expensed $2.0 million, $2.2 million, and $2.7 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.4 million, $1.5 million, and $1.9 million during the fiscal years ended August 31, 2025, 2024, and 2023, respectively. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in revenue and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2025, we had open purchase commitments totaling $4.5 million for products and services to be delivered primarily in fiscal 2026.

Self-Insurance Liabilities

We self-insure for certain associate medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. These liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than amounts currently recorded. We have accrued $1.1 million and $1.0 million for associate medical claims at August 31, 2025 and 2024, respectively, which are included as components of accrued liabilities on our consolidated balance sheets. We maintain stop-loss coverage for our self-insurance plan which is capped at $0.2 million per individual.

Letter of Credit

At August 31, 2025 and 2024, we had a standby letter of credit for $10,000. Nothing was drawn on this letter of credit at either August 31, 2025 or August 31, 2024.

Legal Matters and Loss Contingencies

Franklin Saltlake LLC, the landlord (the Landlord) for leased premises which housed the Company’s corporate offices previously located at 2200 West Parkway Blvd, Salt Lake City, Utah, filed suit on December 20, 2024, in Third District Court, Salt Lake County, Utah, alleging that we have breached the lease by failing to make certain repairs and replacements to equipment on the premises.  The Landlord originally sought approximately $2.3 million in damages and a right to enter the premises to make the alleged repairs.  The Landlord filed an amended complaint on February 11, 2025, and the Company filed a motion to dismiss on February 25, 2025, which was subsequently denied by the court.  In April 2025, the Landlord increased its damage claim to $3.8 million.  The Company vacated the premises on June 30, 2025; however, the Landlord contends that the Company is in holdover.  The Landlord filed a supplemental complaint on September 18, 2025, alleging approximately $5 million in damages as well as claims for declaratory relief. The Company denies all material allegations; contends that the premises and associated equipment remain in sound operating condition and use, that no such repairs are warranted or needed, and that the Landlord’s demands are contrary to the language of the Lease and reasonable commercial practice.  The Company answered the most recent complaint and filed a counterclaim on October 2, 2025, asserting claims for breach of the covenant of good faith and fair dealing and declaratory relief.  The case is currently in discovery.  While we intend to vigorously defend, given the early stages of litigation, any outcome remains uncertain.

10. SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Purchases of Treasury Stock

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. Through May 31, 2025, we purchased $22.1 million of our common stock on this Board authorized plan. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase $10.0 million of our common stock on daily basis, which we expect to be completed in the first quarter of fiscal 2026. We purchased 167,753 shares for $3.3 million in August 2025 under the terms of the replenished purchase plan.

Purchases of common stock for treasury as presented in our consolidated statements of cash flows include both shares purchased on the open market and shares withheld for statutory taxes on our stock-based compensation awards (Note 12) and include the applicable 1% excise tax. Shares withheld for income taxes are valued at the market price on the date the stock-based plan shares were distributed to participants. The composition of shares purchased by us were as follows for the periods presented (cost in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Shares	Cost	Shares	Cost	Shares	Cost
Open market purchases	791,152	$20,377	524,548	$20,416	867,873	$34,720
Shares withheld on awards	147,624	5,997	251,686	10,333	17,639	835
	938,776	$26,374	776,234	$30,749	885,512	$35,555

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

The book values of our financial instruments at August 31, 2025 and 2024 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2025 or 2024, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2025, our debt consisted primarily of a note payable to the former owners of Strive. Our revolving line of credit is a negotiated component of our 2023 Credit Agreement (Note 5). Since the interest rate for any obligation on our 2023 Credit Agreement is variable, the applicable interest rates and other conditions related to the revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

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

12. STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy. Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, stock options, fully vested stock awards, and sell shares through the employee stock purchase plan (ESPP). The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized 1,000,000 shares of common stock for issuance as stock-based payments. On January 24, 2025, our shareholders approved Amendment No. 1 to the 2022 Plan, which authorized an additional 575,000 shares for issuance under the terms of the 2022 Plan. A detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021. At August 31, 2025, the 2022 Plan had approximately 629,000 shares available for future grants.

Our ESPP is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2025, we had approximately 630,000 shares available for purchase by plan participants under the terms of the current shareholder approved ESPP.

The total compensation expense of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Performance awards	$3,879	$8,275	$10,767
Strive acquisition compensation	655	660	739
Unvested stock awards	960	880	700
Compensation cost of the ESPP	266	252	269
Fully vested stock awards	45	75	45
	$5,805	$10,142	$12,520

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. During fiscal 2025, we issued 455,020 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including our ESPP. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. During fiscal 2025, we withheld 147,624 shares of our common stock, with a fair value of $6.0 million, for statutory income taxes on stock-based compensation awards.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to our associates as long-term incentive awards. Some awards are based on the achievement of future goals and some awards are based upon the achievement of previously defined metrics, such as the achievement of specified levels of sales or days delivered. Compensation expense is recognized as we determine it is probable that the shares will vest and adjustments to compensation expense to reflect the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date. If all of our long-term performance awards outstanding at August 31, 2025 were to vest at the maximum number of shares that may be earned by participants, we have $11.1 million of unrecognized compensation expense related to our performance awards, which would be recognized over a weighted average period of 1.3 years.

Due to the impact of macroeconomic uncertainties and business conditions on our financial results in fiscal 2025 and projected financial results in the near term, we determined that the performance conditions for the fiscal 2025 long-term incentive plan (LTIP) and fiscal 2024 LTIP awards would not be met, and no awards would vest to participants. Accordingly, we reversed $1.9 million of previously recognized stock-based compensation expense in the fourth quarter of fiscal 2025.

LTIP Awards – The Compensation Committee has awarded annual performance-based stock compensation awards to members of our senior management as long-term incentive awards. Our fiscal 2025 LTIP award has three tranches, which consist of 1) shares that vest over three years of service with one-third vesting in October of 2025, 2026, and 2027 (step vest); 2) cumulative net revenue for fiscal 2025 through fiscal 2027; and 3) cumulative Adjusted EBITDA for fiscal 2025 through fiscal 2027. Prior to fiscal 2025, all LTIP awards have two tranches, which consist of: 1) shares that vest after three years of service (cliff vest); and 2) shares that vest based on the highest amount of rolling four quarter qualified Adjusted EBITDA earned in a three-year measurement period. The number of shares that vest to participants based on the passage of time do not fluctuate on the achievement of financial metrics. The number of shares that vest to participants based on financial metrics is variable and for the fiscal 2025 LTIP may be 50% of the award (minimum) or up to 100% of the award (target and maximum). For the fiscal 2024 LTIP and fiscal 2023 LTIP, the number of shares may range from 50% of the award (minimum), 100% of the award (target), or up to 200% (maximum) of the participant’s award depending on the financial measures achieved. The following information is for our LTIP awards outstanding that included fiscal 2025 in the measurement period, which have been adjusted for forfeitures.

		Time-					End of
Award	Grant	Vested	Revenue Shares		Adjusted EBITDA Shares		Service
Name	Date	Shares	Minimum	Maximum	Minimum	Maximum	Period
2025 LTIP	July 11, 2025	34,481	34,662	69,325	14,863	29,727	August 31, 2027

			Qualified Adjusted EBITDA Shares
			Minimum	Target	Maximum
2024 LTIP	October 6, 2023	24,677	37,008	74,016	148,032	-	August 31, 2026
2023 LTIP	October 14, 2022	25,767	38,646	77,275	154,550	-	August 31, 2025

We achieved approximately 95% of the payout parameter for the fiscal 2023 LTIP award and distributed those shares to participants during the first quarter of fiscal 2026.

Long-Term Incentive and Retention Equity Awards - On October 14, 2022, the Compensation Committee approved a new long-term incentive award for client partners, managing client partners, managing directors, and certain other associates that management believes are critical to our long-term success. For sales-related personnel, their award amounts are based upon meeting minimum sales levels and determining the value of the award based on their total sales performance for the fiscal year. For the other associates, their award amount was approved by the Compensation Committee. One-third of these award shares vest each year over a three-year service period and the number of shares earned does not fluctuate based on future financial metrics. During fiscal 2025, we granted 88,399 shares under the terms of this award to eligible associates. In fiscal 2024 we granted 48,740 shares to associates and granted 40,009 shares in fiscal 2023. These awards are expected to be granted annually by the Compensation Committee to retain these key associates.

Strive Acquisition Compensation

We structured two parts of the consideration for the fiscal 2021 acquisition of Strive Talent, Inc. (Strive) as potentially payable in shares of our common stock. Each of the following amounts may be payable in shares of our common stock or cash at our sole discretion:

•Contingent Consideration – A maximum of $4.2 million may be earned by the former principal owner of Strive over a five-year period ending in May 2026. The total value of this consideration is contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year measurement period. We measure the contingent consideration each quarter and divide the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Shares are required to be distributed within 45 days following the end of each quarter. Through August 31, 2025, we have recognized $2.8 million of stock-based compensation expense for the Strive contingent consideration payments.

•Bonus Payments – Approximately $1.0 million was payable 18 months following the Closing Date to stockholders and option holders of Strive who were still employed by the Company as of the 18-month date, subject to certain exceptions. We expensed these awards evenly over the 18-month service period and distributed the shares of stock to recipients in October 2022.

We have reserved 200,000 shares of our common stock from our 2019 Omnibus Plan for payment of this consideration related to the acquisition of Strive.

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. Omnibus Incentive Plans, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of our common stock as part of their compensation. For fiscal 2025, each eligible director received a whole-share grant equal to $120,000 with a one-year vesting period. The Board of Director unvested awards are generally granted in January (following the Annual Shareholders’ Meeting) of each year, and shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 27,336 shares, 23,136 shares, and 15,882 shares of our common stock to eligible members of the Board of Directors during fiscal 2025, fiscal 2024, and fiscal 2023 as unvested stock awards. The fair value of shares awarded to the directors was $1.0 million in each of fiscal 2025 and 2024, and $0.7 million in fiscal 2023, as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.5 million in fiscal 2025, $0.4 million in fiscal 2024, and $0.3 million in fiscal 2023. The following information applies to our unvested stock awards for the fiscal year ended August 31, 2025:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2024	23,136	$41.50
Granted	27,336	35.12
Forfeited	-	-
Vested	(23,136)	41.50
Unvested stock awards at
August 31, 2025	27,336	$35.12

At August 31, 2025, there was $0.3 million of unrecognized compensation cost left on our unvested stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from unvested stock awards was $0.2 million for each of the fiscal years ended August 31, 2025, 2024, and 2023. The intrinsic value of our unvested stock awards at August 31, 2025 was $0.5 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 58,719 shares, 44,040 shares, and 40,141 shares of our common stock during the fiscal years ended August 31, 2025, 2024, and 2023, which had a corresponding cost basis of $1.2 million in fiscal 2025, $0.8 million in fiscal 2024, and $0.7 million in fiscal 2023. We received cash proceeds for these shares from ESPP participants totaling $1.5 million in each of fiscal 2025, 2024, and 2023.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward client partners and training consultants for exceptional long-term performance. The program grants shares of our common stock to client partners who have achieved certain cumulative sales goals and to training consultants who have delivered a specified number of training days during their career. Three individuals qualified for these awards in fiscal 2025, five qualified in fiscal 2024, and three qualified for these awards in fiscal 2023.

13. EMPLOYEE BENEFIT PLANS

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75% of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $3.3 million, $2.9 million, and $3.0 million during the fiscal years ended August 31, 2025, 2024, and 2023, respectively. We do not sponsor or participate in any defined-benefit pension plans.

14. RESTRUCTURING

Fiscal 2025 Restructuring Activity

Our fiscal 2025 restructuring costs were for the continued implementation of our new North America go-to-market strategy, alignment of personnel and refinements to the new model, and to reduce operating expenses in certain areas of our operations. In fiscal 2024, we began restructuring our North America sales force to a more focused structure that is designed to drive additional sales growth in the future. In the first quarter of fiscal 2025, we expanded this restructuring effort to certain areas of our International Direct Office segment. For the fiscal year ended August 31, 2025, the cost of these restructuring activities totaled $6.7 million and consisted of two restructuring events, one in each of the first and third quarters. The restructuring costs were primarily for severance and related personnel expenses.

During the third quarter of fiscal 2025, we expensed $4.7 million for severance to approximately 45 associates who were impacted by changes to our new go-to-market strategy and cost reduction initiatives. Approximately $3.8 million of the restructuring was attributable to the North America segment, $0.2 million for the International Direct Office segment, $0.1 million for the International Licensees segment, and $0.6 million for the Education Division. The majority of these severance benefits were paid in the fourth quarter of fiscal 2025 and we expect to pay the remaining benefits during the first two quarters of fiscal 2026. We had $1.9 million included in accrued liabilities on our condensed consolidated balance sheet at August 31, 2025, for the third quarter restructuring event.

In the first quarter of fiscal 2025, we expensed $2.0 million for severance to approximately 35 associates who were impacted by sales force restructuring activities. Approximately $1.6 million of this restructuring expense was attributable to the North America segment and $0.4 million was attributable to the International Direct Office segment. These severance benefits were paid during the second quarter of fiscal 2025 and there were no remaining accrued restructuring liabilities from this restructuring event on our consolidated balance sheet at August 31, 2025.

Fiscal 2024 Restructuring Activity

During fiscal 2024, we restructured certain areas of our operations to sharpen the focus of our efforts and resources on plans and initiatives to drive additional growth in the future. As a result of this restructuring plan, we reduced our workforce by more than 50 associates and incurred severance and legal expenses totaling $3.0 million. Approximately $2.5 million of the restructuring expense was attributable to the Direct Office segment, $0.4 million was attributable to the Education segment, and $0.1 million was attributable to corporate functions. The remaining restructuring liability at August 31, 2024 totaled $0.4 million and was included in accrued liabilities in our consolidated balance sheet. These accrued restructuring costs were paid in fiscal 2025.

15. INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Current:
Federal	$376	$(4,040)	$-
State	(466)	(1,675)	(791)
Foreign	(1,852)	(2,174)	(2,389)
	(1,942)	(7,889)	(3,180)

Deferred:
Federal	(1,303)	2,309	1,545
State	143	730	225
Foreign	647	(395)	216
Operating loss carryforward	925	(3,245)	(7,201)
Valuation allowance	(1,469)	(1,154)	372
Foreign tax credit carryforward
reduction	-	-	(65)
	(1,057)	(1,755)	(4,908)
	$(2,999)	$(9,644)	$(8,088)

The allocation of our total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Net income	$(2,999)	$(9,644)	$(8,088)
Other comprehensive income	(21)	(11)	(80)
	$(3,020)	$(9,655)	$(8,168)

Income before income taxes was generated as follows (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
United States	$8,698	$32,456	$23,574
Foreign	(2,631)	590	2,295
	$6,067	$33,046	$25,869

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements and statements of comprehensive income were as follows:

YEAR ENDED
AUGUST 31,	2025	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal effect	(9.8)	(4.0)	(4.7)
Valuation allowance	(24.2)	(3.5)	1.4
Foreign tax credit carryforward
reduction	-	-	(0.3)
Foreign rate differential	8.8	1.6	(1.6)
Uncertain tax positions	3.6	(0.3)	(0.9)
Non-deductible executive compensation	(14.0)	(9.7)	(3.6)
Non-deductible meals and entertainment	(5.3)	(0.8)	(0.7)
Other stock-based compensation	3.6	7.7	(0.4)
Return to provision adjustments	8.7	0.8	0.6
Other	0.2	-	(0.1)
	(49.4)%	(29.2)%	(31.3)%

Our effective income tax expense rate for fiscal 2025 of 49.4% was higher than the statutory tax rate primarily due to tax expense of $1.5 million for increases to the valuation allowance against our deferred income tax assets in some foreign jurisdictions and $0.9 million related to non-deductible executive compensation, which were partially offset by a $0.5 million benefit in tax differential on foreign income. Pre-tax income for fiscal 2025 was significantly lower than in prior years. As a result, certain permanent items such as valuation allowance adjustments and non-deductible expenses, had a proportionally larger impact on the effective tax rate than in prior periods with higher earnings.

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

We are subject to the anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI) under the Tax Cut and Jobs Act of 2017. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the Period Cost Method). We recorded no income tax expense in each of fiscal 2025 and fiscal 2024, and income tax expense of $0.2 million in fiscal 2023 under the GILTI provisions.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2025	2024
Deferred income tax assets:
Net operating loss carryforward	$4,460	$3,447
Deferred revenue	3,892	2,970
Capitalized development costs	2,954	2,156
Stock-based compensation	2,457	3,760
Operating lease liabilities	1,509	-
Inventory and bad debt reserves	834	923
Bonus and other accruals	774	1,317
Self-constructed tangible assets	547	404
Foreign income tax credit
carryforward	384	-
Property and equipment depreciation	346	-
Sale and financing of corporate
headquarters	-	1,041
Other	359	174
Total deferred income tax assets	18,516	16,192
Less: valuation allowance	(3,936)	(2,467)
Net deferred income tax assets	14,580	13,725

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,451)	(5,433)
Intangibles step-ups – finite lived	(1,291)	(1,873)
Intangible asset amortization	(4,218)	(4,217)
Deferred commissions	(4,109)	(3,827)
Operating lease right-of-use assets	(1,494)	-
Property and equipment depreciation	(1,157)	(132)
Unremitted earnings of foreign
subsidiaries	(453)	(505)
Other	(167)	-
Total deferred income tax liabilities	(18,340)	(15,987)
Net deferred income taxes	$(3,760)	$(2,262)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2025	2024
Long-term assets	$231	$870
Long-term liabilities	(3,991)	(3,132)
Net deferred income tax liability	$(3,760)	$(2,262)

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2025 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2016	2035	$3,052	$(1,124)	$(215)	$1,713
July 15, 2017	2036	1,117	-	-	1,117
		4,169	(1,124)	(215)	2,830
Acquired NOL - Strive
December 31, 2020	No Expiration	1,133	(1,000)	(133)	-
April 25, 2021	No Expiration	553	-	(553)	-
		1,686	(1,000)	(686)	-
		$5,855	$(2,124)	$(901)	$2,830

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2026 and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2019 through fiscal 2025 expire between August 31, 2029 and August 31, 2035. The state net operating loss carryforwards acquired through the purchase of Jhana stock expire between August 31, 2034 and August 31, 2036. The remaining state net operating loss carryforward acquired through the purchase of Strive stock expires August 31, 2041. The state net operating loss carryforwards generated in fiscal 2022 expire on August 31, 2042.

During fiscal 2025 we generated a foreign tax credit amount of $1.2 million, of which $0.8 million was utilized, leaving a carryforward to future years of $0.4 million as of August 31, 2025.

During fiscal 2023 we reversed the valuation allowance for certain foreign subsidiaries and increased the valuation allowance for certain other foreign subsidiaries, for a net decrease in our total valuation allowance. During fiscal 2024 we decreased the valuation allowance for a certain foreign subsidiary and increased the valuation allowance for certain other foreign subsidiaries, for a net increase in our total valuation allowance. During fiscal 2025 we increased the valuation allowance for certain foreign subsidiaries. The valuation allowance at August 31, 2025 relates primarily to the losses of certain foreign subsidiaries which we expect will expire unused.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Beginning balance	$2,467	$1,313	$1,685
Charged to costs and expenses	1,497	1,250	212
Deductions	(28)	(96)	(584)
Ending balance	$3,936	$2,467	$1,313

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2025.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Beginning balance	$1,639	$1,618	$1,597
Additions based on tax positions
related to the current year	62	491	188
Additions for tax positions in
prior years	30	73	290
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(328)	(255)	(186)
Other reductions for tax positions of
prior years	(70)	(288)	(271)
Ending balance	$1,333	$1,639	$1,618

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million at August 31, 2025 and $1.3 million at each of August 31, 2024 and 2023. Included in the ending balance of gross unrecognized tax benefits at August 31, 2025 is $0.6 million related to individual states’ net operating loss carryforwards. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties had an insignificant effect on our income tax expense in fiscal 2025 and 2024 and increased our income tax expense by $0.1 million in fiscal 2023. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets was $0.4 million at each of August 31, 2025 and 2024. During the next 12 months, we expect an immaterial change in unrecognized tax benefits.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2018-2025	Australia, Canada, and Japan
2016-2025	China
2020-2025	Germany, Switzerland, and Austria
2021-2025	United Kingdom, Singapore
2025-2025	France
2021-2025	United States – state and local income tax
2022-2025	United States – federal income tax

16. EARNINGS PER SHARE

The following schedule shows the components of the calculation of our earnings per share (EPS) for the periods indicated (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2025	2024	2023
Numerator for basic and
diluted earnings per share:
Net income	$3,068	$23,402	$17,781

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	12,927	13,171	13,640
Effect of dilutive securities:
Stock-based compensation
awards	126	301	659
Diluted weighted average shares
outstanding	13,053	13,472	14,299

EPS Calculations:
Net income per share:
Basic	$0.24	$1.78	$1.30
Diluted	0.24	1.74	1.24

17. SEGMENT INFORMATION

Reportable Segments

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America, International Direct Office, and International Licensee segments, and the Education Division, which is comprised of our Education practice. We have determined that our chief operating decision maker (CODM) continues to be the CEO. Beginning with the first quarter of fiscal 2025, our CODM began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s management and reporting structure in connection with the restructuring activities discussed in Note 14, Restructuring.

After these changes, the Company has identified four operating and reportable segments as described below:

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

•International Licensees – Our independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries. This segment’s revenue is primarily comprised of royalty revenues received from the licensees.

•Education Division – Centered around the principles found in The Leader in Me, the Education Division is dedicated to helping educational institutions build a culture that will produce great results. We believe these results are manifested by increases in student performance, improved school culture, decreased disciplinary issues, and increased teacher engagement and parental involvement. This segment includes our domestic and international Education practice operations, which are focused on sales to educational institutions such as elementary schools, middle schools, high schools, and colleges and universities.

Our reportable segments reflect the structure of the Company’s internal organization and the financial information the CODM regularly reviews to assess Company performance and allocate resources. The CODM reviews the performance of each segment using internal reports which provide variance analysis of actual results by segment compared to budget, forecast, and prior year. The primary measurement tool used in segment performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. The prior period segment information has been recast to conform with the new reporting segment presentation described above.

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

Other segment items in the following tables consist primarily of other normal operating expenses such as computer software subscription expense, advertising and promotion costs, travel and entertainment expenses, and necessary overhead costs such as legal and rent and utilities expense.

		International
Fiscal Year Ended	North	Direct	International	Education	Segment
August 31, 2025	America	Offices	Licensees	Division	Total

Net revenue	$147,609	$29,344	$11,111	$74,618	$262,682
Cost of revenue	25,008	7,738	1,422	26,883	61,051
Associate costs	81,591	16,551	3,360	32,400	133,902
Other segment items	13,612	5,457	870	7,151	27,090
Segment Adjusted EBITDA	$27,398	$(402)	$5,459	$8,184	$40,639

Other revenues					4,385
Less:
Unallocated corporate expenses(1)					16,267
Stock-based compensation					5,805
Restructuring costs					6,723
Building exit costs					2,067
Depreciation					4,066
Amortization					4,392
Income from operations					5,704
Interest income					928
Interest expense					(565)
Income before income taxes					$6,067

Reconciliation of revenue:
Segment revenues	$262,682
Other revenues(2)	4,385
Consolidated revenue	$267,067

		International
Fiscal Year Ended	North	Direct	International	Education	Segment
August 31, 2024	America	Offices	Licensees	Division	Total

Net revenue	$163,384	$33,327	$11,436	$74,210	$282,357
Cost of revenue	26,964	7,812	1,350	26,681	62,807
Associate costs	77,451	17,489	3,414	31,214	129,568
Other segment items	12,328	4,668	938	6,504	24,438
Segment Adjusted EBITDA	$46,641	$3,358	$5,734	$9,811	$65,544

Other revenues					4,876
Less:
Unallocated corporate expenses(1)					15,147
Stock-based compensation					10,142
Restructuring costs					3,008
Impaired asset					928
Depreciation					3,905
Amortization					4,248
Income from operations					33,042
Interest income					1,123
Interest expense					(1,119)
Income before income taxes					$33,046

Reconciliation of revenue:
Segment revenues	$282,357
Other revenues(2)	4,876
Consolidated revenue	$287,233

		International
Fiscal Year Ended	North	Direct	International	Education	Segment
August 31, 2023	America	Offices	Licensees	Division	Total

Net revenue	$157,906	$35,359	$11,819	$70,318	$275,402
Cost of revenue	28,302	8,472	1,214	25,574	63,562
Associate costs	79,266	17,732	4,048	30,135	131,181
Other segment items	10,886	4,697	616	6,962	23,161
Segment Adjusted EBITDA	$39,452	$4,458	$5,941	$7,647	$57,498

Other revenues					5,119
Less:
Unallocated corporate expenses(1)					14,558

Stock-based compensation		12,520
Restructuring costs		565
Depreciation		4,271
Amortization		4,342
Income from operations		26,361
Interest income		1,091
Interest expense		(1,583)
Income before income taxes		$25,869

Reconciliation of revenue:
Segment revenues	$275,402
Other revenues(2)	5,119
Consolidated revenue	$280,521

(1)Unallocated corporate expenses primarily consist of administrative overhead expenses.

(2)Other revenues consist of shipping and handling revenue, leasing revenue, and royalty revenue from Franklin Planner Corp.

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2025	2024	2023
Americas	$226,757	$242,494	$233,479
Asia Pacific	23,074	26,845	28,640
Europe/Middle East/Africa	17,236	17,894	18,402
	$267,067	$287,233	$280,521

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals. Subscription sales include revenues from our subscription services such as the All Access Pass and Leader in Me membership. Our Leader in Me membership offering is bifurcated into a portal membership obligation and a coaching delivery obligation. As these obligations are satisfied, the revenue is classified as subscriptions revenue in the following table. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement. Leases and Other revenue is primarily comprised of lease revenues from sub-leases for space at our previous corporate headquarters campus and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2025	Products	Subscriptions	Royalties	Other	Total
Enterprise Division:
North America	$54,872	$91,173	$1,564	$-	$147,609
International direct offices	19,476	9,672	196	-	29,344
International licensees	302	1,205	9,604	-	11,111
	74,650	102,050	11,364	-	188,064
Education Division	24,697	45,854	4,067	-	74,618
Other revenues	-	-	1,156	3,229	4,385
Consolidated	$99,347	$147,904	$16,587	$3,229	$267,067

Fiscal Year Ended
August 31, 2024
Enterprise Division:
North America	$66,484	$95,240	$1,660	$-	$163,384
International direct offices	23,289	9,830	208	-	33,327
International licensees	411	1,245	9,780	-	11,436
	90,184	106,315	11,648	-	208,147
Education Division	28,349	41,605	4,256	-	74,210
Other revenues	-	-	1,253	3,623	4,876
Consolidated	$118,533	$147,920	$17,157	$3,623	$287,233

Fiscal Year Ended
August 31, 2023
Enterprise Division:
North America	$67,643	$88,864	$1,399	$-	$157,906
International direct offices	26,058	9,128	173	-	35,359
International licensees	426	1,327	10,066	-	11,819
	94,127	99,319	11,638	-	205,084
Education Division	26,804	39,662	3,852	-	70,318
Other revenues	-	-	1,250	3,869	5,119
Consolidated	$120,931	$138,981	$16,740	$3,869	$280,521

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

At August 31, 2025, we had wholly-owned direct offices that serve clients in Australia, New Zealand, China, Japan, the United Kingdom, Ireland, France, Germany, Switzerland, and Austria. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2025	2024
United States/Canada	$45,682	$28,552
China	1,064	1,860
Japan	390	831
United Kingdom	496	712
Australia	30	230
Germany, Switzerland, and Austria	2	115
	$47,664	$32,300

18. RELATED PARTY TRANSACTIONS

CoveyLink Worldwide, LLC

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the content found in the books The Speed of Trust and Trust & Inspire, which are authored by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and derivative works such as Trust & Inspire, and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.7 million in each of the fiscal years ended August 31, 2025, 2024, and 2023. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speaker services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $1.0 million, $1.0 million, and $1.4 million for payment on these presentations during the fiscal years ended August 31, 2025, 2024 and 2023. We had $0.5 million and $0.3 million accrued for these royalties and speaking fees at August 31, 2025 and 2024, respectively, which were included as components of accrued liabilities in our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2025, 2024 and 2023, we expensed $0.1 million for these royalties. We had $0.1 million accrued to this executive officer at each of August 31, 2025 and 2024 as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

19. SUBSEQUENT EVENT

During the first quarter of fiscal 2026, we restructured certain areas of our operations to streamline our organizational structure and to reduce costs. The restructuring activity is expected to total between $3.0 million and $3.5 million and consists of severance and related legal costs.

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

1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2025, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2026. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

The Board of Directors has determined that two of the Audit Committee members, Mr. Efrain Rivera and Mr. Donald J. McNamara, are “financial experts” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. Rivera and Mr. McNamara are “independent directors” as defined by the NYSE.

We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, and other members of our financial leadership team. This code of ethics is available on our website at www.franklincovey.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

We have adopted an Insider Trading Policy governing transactions in our securities by our directors, officers, associates, and contract personnel that our management believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards of the NYSE. Although we have not adopted a formal policy governing insider trading restrictions on the Company itself, as a matter of practice the Company observes similar best practices and procedures with respect to transactions by the Company in its securities, including not transacting in its securities when in possession of material non-public information. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	683(1)(2)	$-	1,259(3)(4)

(1)Excludes 27,336 shares of unvested stock awards that are subject to forfeiture.

(2)Amount includes 682,688 performance share awards that may be awarded under the terms of various long-term incentive plans, including stock-based compensation plans associated with the acquisition of Strive in fiscal 2021. The number of shares eventually awarded to participants through some of our long-term incentive plans is variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2025 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)Amount is comprised of the remaining shares authorized under our 2022 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2025 may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)At August 31, 2025, we had approximately 630,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report:

1.Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2025, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2025 and 2024

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2025, 2024, and 2023

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(13)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey	(6)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(8)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(12)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.3	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.4	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(7)
10.5	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(7)
10.6*	Form of Change in Control Severance Agreement	(9)
10.7*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(10)
10.8*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(11)
10.9*	Franklin Covey Co. 2022 Omnibus Incentive Plan	(14)
10.10	Credit Agreement by and between KeyBank National Association and Franklin Covey Co., dated March 27, 2023	(15)
10.11	Security Agreement by and among KeyBank National Association and the subsidiary guarantors party thereto, dated March 27, 2023	(15)
10.12*	Amendment No. 1 to the Franklin Covey Co. 2022 Omnibus Incentive Plan	(16)
10.13*	Form of Indemnification Agreement	(17)
19	Insider Trading Policy	(18)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
97*	Franklin Covey Co. Incentive Compensation Recovery Policy	(18)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		éé
101.SCH	Inline XBRL Taxonomy Extension Schema		éé
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	Inline Taxonomy Extension Definition Linkbase		éé

101.LAB	Inline Taxonomy Extension Label Linkbase	éé
101.PRE	Inline Extension Presentation Linkbase	éé
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	éé

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

(8)Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**

(9)Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**

(10)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.**

(11)Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.**

(12)Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 2, 2019.**

(13)Incorporated by reference to Report on Form 8-K filed with the Commission on April 29, 2021.**

(14)Incorporated by reference to Report on Form 8-K filed with the Commission on January 14, 2022.**

(15)Incorporated by reference to Report on Form 8-K filed with the Commission on March 30, 2023.**

(16)Incorporated by reference to Report on Form 8-K filed with the Commission on January 24, 2025.**

(17)Incorporated by reference to Report on Form 10-Q filed with the Commission on July 8, 2025.**

(18)Incorporated by reference to Report on Form 10-K filed with the Commission on November 12, 2024.**

éé Filed herewith and attached to this report.

* Indicates a management contract or compensatory plan or agreement.

** Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2025.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board of Directors	November 12, 2025
Robert A. Whitman
/s/ Anne H. Chow	Director	November 12, 2025
Anne H. Chow
/s/ Craig Cuffie	Director	November 12, 2025
Craig Cuffie
/s/ Donald J. McNamara	Director	November 12, 2025
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 12, 2025
Joel C. Peterson
/s/ Nancy Phillips	Director	November 12, 2025
Nancy Phillips
/s/ Efrain Rivera	Director	November 12, 2025
Efrain Rivera
/s/ Derek van Bever	Director	November 12, 2025
Derek van Bever
/s/ Paul S. Walker	President, Chief Executive Officer, and Director	November 12, 2025
Paul S. Walker
/s/ Jessica G. Betjemann	Chief Financial Officer	November 12, 2025
Jessica G. Betjemann
/s/ A. Derek Hatch	Chief Accounting Officer	November 12, 2025
A. Derek Hatch