Form 10-Q
period 2025-11-30
FRANKLIN COVEY CO
filed 2026-01-09
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13907 South Minuteman Dr., Suite 500 Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 817-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 Par Value	FC	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

11,552,552 shares of common stock, $0.05 par value per share, as of December 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	November 30,	August 31,
	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,525	$31,698
Accounts receivable, less allowance for credit losses of $2,994 and $2,929	59,135	68,415
Inventories	5,303	5,165
Prepaid expenses and other current assets	27,061	24,199
Total current assets	109,024	129,477

Property and equipment, net	13,527	14,324
Intangible assets, net	33,862	34,551
Goodwill	31,220	31,220
Deferred income tax assets	233	231
Other long-term assets	33,397	33,109
	$221,263	$242,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$831	$823
Accounts payable	5,531	8,780
Deferred revenue	96,010	106,534
Customer deposits	24,971	16,327
Accrued liabilities	21,389	24,828
Total current liabilities	148,732	157,292

Other liabilities	13,423	14,718
Deferred income tax liabilities	5,096	3,991
Total liabilities	167,251	176,001

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	229,327	230,251
Retained earnings	122,983	126,272
Accumulated other comprehensive loss	(1,238)	(1,032)
Treasury stock at cost, 15,053 shares and 14,565 shares	(298,413)	(289,933)
Total shareholders’ equity	54,012	66,911
	$221,263	$242,912

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	November 30,
	2025	2024
	(unaudited)
Revenue	$64,045	$69,086
Cost of revenue	15,671	16,375
Gross profit	48,374	52,711

Selling, general, and administrative	46,121	47,204
Restructuring costs	3,444	1,984
Building exit costs	674	-
Depreciation	1,099	950
Amortization	687	1,098
Income (loss) from operations	(3,651)	1,475

Interest income	114	290
Interest expense	(95)	(178)
Income (loss) before income taxes	(3,632)	1,587
Income tax benefit (provision)	343	(406)
Net income (loss)	$(3,289)	$1,181

Net income (loss) per share:
Basic	$(0.27)	$0.09
Diluted	(0.27)	0.09

Weighted average number of common shares:
Basic	12,210	13,092
Diluted	12,210	13,271

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(3,289)	$1,181
Foreign currency translation adjustments, net of income taxes of $0, and $0	(206)	(202)
Comprehensive income (loss)	$(3,495)	$979

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	November 30,	November 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,289)	$1,181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,786	2,048
Amortization of capitalized curriculum costs	1,189	1,033
Stock-based compensation	1,429	2,167
Deferred income taxes	1,105	(216)
Amortization of right-of-use operating lease assets	247	162
Changes in assets and liabilities:
Decrease in accounts receivable, net	9,209	24,190
Decrease (increase) in inventories	(146)	161
Decrease (increase) in prepaid expenses and other assets	(399)	1,781
Decrease in accounts payable and accrued liabilities	(6,164)	(10,912)
Decrease in deferred revenue and customer deposits	(2,725)	(7,079)
Increase (decrease) in income taxes payable/receivable	(1,630)	(143)
Decrease in other long-term liabilities	(514)	(228)
Net cash provided by operating activities	98	14,145

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,727)	(998)
Curriculum development costs	(2,023)	(1,432)
Reacquisition of license rights	-	(324)
Net cash used for investing activities	(3,750)	(2,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on financing obligation	-	(945)
Purchases of common stock for treasury	(10,674)	(5,954)
Proceeds from sales of common stock held in treasury	289	320
Net cash used for financing activities	(10,385)	(6,579)
Effect of foreign currency exchange rates on cash and cash equivalents	(136)	(181)
Net increase (decrease) in cash and cash equivalents	(14,173)	4,631
Cash and cash equivalents at the beginning of the period	31,698	48,663
Cash and cash equivalents at the end of the period	$17,525	$53,294

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$353	$745
Cash paid for interest	68	143

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum financed by accounts payable	$1,583	$305
Consideration for reacquired license rights from liabilities of seller	-	168
Acquisition of right-of-use operating lease assets for operating lease liabilities	310	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount
Balance at August 31, 2025	27,056	$1,353	$230,251	$126,272	$(1,032)	(14,565)	$(289,933)
Issuance of common stock from treasury			(2,353)			136	2,643
Purchases of common shares for treasury						(624)	(11,123)
Stock-based compensation			1,429
Cumulative translation adjustments					(206)
Net loss				(3,289)
Balance at November 30, 2025	27,056	$1,353	$229,327	$122,983	$(1,238)	(15,053)	$(298,413)

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter ended November 30, 2025, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2026, or for any future periods.

Inventories

Our inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of finished goods at each of the balance sheet dates presented in this report.

Accounting Pronouncement Issued Not Yet Adopted

On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides guidance to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the effective income tax rate reconciliation and income taxes paid. This new guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. We are currently assessing the anticipated impact of this standard on our consolidated financial statements. The amendments are effective for our annual periods beginning September 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our disclosures.

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

NOTE 2 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first quarter of fiscal 2026 consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Our fiscal 2026 purchases of common stock through November 30, 2025, were comprised of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	42	$725
Open market purchases	582	10,398
	624	$11,123

We financed $0.4 million of open market stock purchases through accrued liabilities financing at November 30, 2025.

On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. We anticipate that this repurchase plan will be completed in the second quarter of fiscal 2026.

NOTE 3 – REVENUE

Contract Balances

Our deferred revenue totaled $100.2 million at November 30, 2025, and $111.7 million at August 31, 2025, of which $4.1 million and $5.1 million were classified as components of other long-term liabilities at November 30, 2025 and August 31, 2025, respectively. During the quarter ended November 30, 2025, we recognized $37.5 million of previously deferred revenue.

Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services. Deferred revenue is recognized in revenue as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract. The Leader in Me membership offering is bifurcated into a portal membership obligation and a coaching delivery obligation. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed. The combined contract amount is recorded in deferred revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of a Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. During the first quarter of fiscal 2026, we entered into non-cancelable contracts for the delivery of the All Access Pass (AAP) and related services and materials in the Enterprise Division. These contract amounts are recorded in deferred revenue until the performance obligations are satisfied or until the end of the contract term.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At November 30, 2025, we had $172.3 million of remaining performance obligations, including our deferred revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue information.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended
	November 30,	November 30,
	2025	2024
Long-term incentive awards	$962	$1,679
Strive acquisition compensation	180	185
Unvested stock awards	240	240
Employee stock purchase plan	47	63
	$1,429	$2,167

During the quarter ended November 30, 2025, we issued 136,143 shares of our common stock under various stock-based compensation arrangements, including shares sold through our employee stock purchase plan (ESPP).

Fiscal 2026 Long-Term Incentive Plan Award

On November 13, 2025, the Organization and Compensation Committee granted a new long-term incentive plan (LTIP) award to our executive officers and other members of management. The fiscal 2026 LTIP award consists of three tranches, one with a time-based vesting condition and two with performance-based vesting conditions as described below:

•
Time-Based Award Shares – 25% of a participant’s fiscal 2026 LTIP award shares vest over a three-year service period. The 2026 LTIP time-based awards step-vest with one-third vesting in each of November 2026, 2027, and 2028. The total number of time-based shares that may be earned by participants in the 2026 LTIP award is 78,309 shares. The number of shares awarded in this tranche is not variable and will not fluctuate based on financial or performance measures
•
Performance-Based Award Shares – The remaining 75% of a participant’s fiscal 2026 LTIP award is based on cumulative net revenue and cumulative Adjusted EBITDA achieved over a three-year measurement period consisting of fiscal 2026, fiscal 2027, and fiscal 2028. 70% of the performance-based shares will be earned on cumulative net revenue and 30% of the performance-based shares will be earned on cumulative Adjusted EBITDA. The number of shares that eventually vest to participants in this tranche is variable and may be 50% of the award (minimum award threshold) up to 175% of the participant’s award (maximum threshold). The number of shares that may be earned for achieving 100% of the performance-based objectives totals 234,942 shares. The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2026 LTIP totals 411,087 shares

Annual Long-Term Incentive Performance and Retention Plan

We have a long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. The number of shares granted to sales-related roles is generally based on the achievement of specified annual revenue goals while other awards are for an amount determined by the Organization and Compensation Committee of the Board of Directors. These time-based awards are granted after the completion of each fiscal year and vest over a three-year service period, with one-third of the shares vesting on August 31 of each year following the grant. We granted a total of 150,752 unvested share units in fiscal 2026 to participants under the terms of this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter ended November 30, 2025, we sold 17,441 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

During the quarter ended November 30, 2025, we expensed $3.4 million for restructuring costs to streamline our organizational structure and reduce operating costs. The restructuring charge was comprised of severance costs to approximately 45 associates who were impacted by the event. Approximately $2.3 million of the restructuring charge was attributable to the North America segment, $0.4 million was for the International segment, and $0.7 million was for the Education Division. We expect to pay the majority of these severance benefits during the first and second quarters of fiscal 2026 and at November 30, 2025, had $1.7 million included in accrued liabilities on our condensed consolidated balance sheet for this restructuring event.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of net income (loss) per common share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	November 30,
	2025	2024
Numerator for basic and diluted income per share:
Net income (loss)	$(3,289)	$1,181

Denominator for basic and diluted income per share:
Basic weighted average shares outstanding	12,210	13,092
Effect of dilutive securities:
Stock-based compensation awards	-	179
Diluted weighted average shares outstanding	12,210	13,271

EPS Calculations:
Net income (loss) per share:
Basic	$(0.27)	$0.09
Diluted	(0.27)	0.09

Since we incurred a net loss for the quarter ended November 30, 2025, no potentially dilutive securities are included in the calculation of net loss per share because their inclusion would be anti-dilutive. The number of dilutive stock-based compensation awards as of November 30, 2025 would have been approximately 144,000 shares.

NOTE 7 – SEGMENT INFORMATION

Segments

Our sales are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America and International segments, and the Education Division, which is comprised of our Education practice. We have determined that our chief operating decision maker (CODM) continues to be the CEO. Beginning with the first quarter of fiscal 2026, our CODM began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s reporting and management structure. Accordingly, we realigned our reportable segments to those shown below.

Our operations consist of three operating and reportable segments as described below:

•
North America – Our North America segment has a depth of expertise in helping organizations solve problems that require changes in human behavior, including leadership, productivity, execution, trust, and sales performance. We have a variety of principle-based offerings that help build winning and profitable cultures. This segment includes our sales personnel and operations that serve the United States and Canada.
•
International – Our International segment includes the operations of our international direct offices and international licensees. Our international direct offices provide the same offerings and content in countries outside of North America, which includes Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. These licensee partners allow us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries.
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

Our reportable segments reflect the structure of the Company’s internal organization and the financial information the CODM regularly reviews to assess Company performance and allocate resources. The CODM reviews the performance of each segment using internal reports which provide variance analysis of actual results by segment compared to budget, forecast, and the prior year. The primary measurement tool used in segment performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts disclosed by other companies. The prior period segment information has been recast to conform with the new reporting segment presentation described above.

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

Other segment items in the following tables consist primarily of other normal operating expenses such as computer software subscription expense, advertising and promotion costs, travel and entertainment expenses, and necessary overhead costs such as legal and rent and utilities expense (in thousands).

Quarter Ended	North		Education	Segment
November 30, 2025	America	International	Division	Total
Net revenue	$36,255	$11,205	$16,092	$63,552
Cost of revenue	6,700	2,532	6,185	15,417
Associate costs	21,016	4,924	8,733	34,673
Other segment items	3,270	1,315	2,110	6,695
Segment Adjusted EBITDA	$5,269	$2,434	$(936)	$6,767

Other revenues				493
Less:
Unallocated corporate expenses(1)				3,578
Stock-based compensation				1,429
Restructuring costs				3,444
Building exit costs				674
Depreciation				1,099
Amortization				687
Loss from operations				(3,651)
Interest income				114
Interest expense				(95)
Loss before income taxes				$(3,632)

Reconciliation of revenue:
Segment revenues	$63,552
Other revenues(2)	493
Consolidated revenue	$64,045

Quarter Ended	North		Education	Segment
November 30, 2024	America	International	Division	Total
Net revenue	$40,137	$11,442	$16,464	$68,043
Cost of revenue	7,316	2,465	6,054	15,835
Associate costs	20,889	5,372	8,474	34,735
Other segment items	3,188	2,185	1,670	7,043
Segment Adjusted EBITDA	8,744	1,420	266	10,430

Other revenues				1,043
Less:
Unallocated corporate expenses(1)				3,799
Stock-based compensation				2,167
Restructuring costs				1,984
Depreciation				950
Amortization				1,098
Income from operations				1,475
Interest income				290
Interest expense				(178)
Income before income taxes				$1,587

Reconciliation of revenue:
Segment revenues	$68,043
Other revenues(2)	1,043
Consolidated revenue	$69,086

(1) Unallocated corporate expenses primarily consist of administrative overhead expenses.

(2) Other revenues consist of shipping and handling revenue, leasing revenue (in fiscal 2025), and royalty revenue from Franklin Planner Corp.

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended
	November 30,	November 30,
	2025	2024
Americas	$53,188	$57,730
Asia Pacific	5,779	6,563
Europe/Middle East/Africa	5,078	4,793
	$64,045	$69,086

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals and contractually committed materials and services sold in connection with the All Access Pass. Subscription revenue includes sales of our subscription services such as the All Access Pass and Leader in Me membership, including Education coaching days which are contracted with the Leader in Me membership. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement. Leases and Other revenue is primarily comprised of fiscal 2025 lease revenues from sub-leases for space at our previous corporate headquarters campus and from shipping and handling revenues (in thousands).

	Services and			Leases and
Quarter Ended November 30, 2025	Products	Subscription	Royalties	Other	Consolidated
Enterprise Division:
North America	$13,652	$22,286	$317	$-	$36,255
International	5,313	2,961	2,931	-	11,205
	18,965	25,247	3,248	-	47,460
Education practice	3,181	11,772	1,139	-	16,092
Corporate and eliminations	-	-	298	195	493
Consolidated	$22,146	$37,019	$4,685	$195	$64,045

Quarter Ended November 30, 2024
Enterprise Division:
North America	$16,266	$23,537	$334	$-	$40,137
International	5,688	2,850	2,904	-	11,442
	21,954	26,387	3,238	-	51,579
Education practice	4,747	10,470	1,247	-	16,464
Corporate and eliminations	-	-	313	730	1,043
Consolidated	$26,701	$36,857	$4,798	$730	$69,086

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, as filed with the SEC on November 12, 2025.

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concept of Adjusted EBITDA, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income or loss excluding the impact of interest, income taxes, intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring and headquarters moving costs. We reference this non-GAAP measure in our decision making because it provides supplemental information that facilitates consistent internal comparisons to the operating performance of prior periods and we believe it provides investors with greater transparency to evaluate our operational activities and financial results. For a reconciliation of our reportable segment Adjusted EBITDA to income or loss before income taxes, a related GAAP measure, refer to Note 7, Segment Information, to our unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

Overview

Franklin Covey Co. is a global company focused on individual and organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help individuals and organizations achieve sustained superior performance at scale through changes in human behavior. We believe that our content and services create the connection between capabilities and results. Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our North America and International segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Our offerings delivered through the Enterprise Division are designed to help organizations and individuals achieve their own great results. Our Education Division is centered around the principles found in The Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

For Franklin Covey, fiscal 2025 was a year of transition and transformation as we initiated a new go-to-market and sales strategy in North America. In addition, our fiscal 2025 results of operations were adversely impacted by various macroeconomic factors, including reduced U.S. federal government spending and geopolitical tensions that produced instability in certain regions of the world. This resulted in a reduction of invoiced amounts and net revenue for fiscal 2025, which will continue to impact fiscal 2026 as we recognize a lower base of previously deferred revenue. Despite these headwinds, we have retained the vast majority of our client base and now with the bulk of our transformation investments coming to completion, we believe these efforts are beginning to bear fruit. We view fiscal 2026 to be a year of execution and a return to growth, and believe fiscal 2027 will continue the momentum and provide accelerating and compounding growth and cash flow. We believe the transformative investments made in our Enterprise North America go-to-market strategy plus our continued investments in content and technology position us for meaningful growth in the future.

During the first quarter of fiscal 2026, we were encouraged by strong growth in Enterprise North America invoiced amounts. This is a primary lead metric that we believe demonstrates the positive momentum building from our go-to-market investments.

Our consolidated revenue for the quarter ended November 30, 2025, was $64.0 million, compared with $69.1 million in the first quarter of fiscal 2025 and reflected the impact of conditions previously described. Foreign exchange rates did not have a material impact on our consolidated revenue during the first quarter of fiscal 2026. The Company’s revenue performance during the quarter ended November 30, 2025, included the following key metrics:

o
Enterprise Division revenues for the first quarter of fiscal 2026 totaled $47.5 million compared with $51.6 million in the first quarter of fiscal 2025. Enterprise Division revenue performance was impacted by a $3.9 million decrease in North America segment revenues and a $0.2 million decrease in International segment revenues. Revenue performance in these segments were adversely impacted by canceled government contracts, ongoing geopolitical tensions, and other macroeconomic difficulties, which hampered subscription revenue growth in fiscal 2025 and which now flow through as we recognize previously deferred revenue. Despite these difficult conditions, we were encouraged by the growth in invoiced amounts in the North America segment in the first quarter as previously described, which we believe will translate to increased reported revenue in future quarters.
o
Education Division revenues in the first quarter of fiscal 2026 were $16.1 million compared with $16.5 million in the prior year. The decrease was primarily due to reduced classroom and training materials sales. In the first quarter of fiscal 2025, we entered into a new state-wide initiative that included large materials orders during the first year of the contract. Materials orders from this contract did not repeat at the same level in fiscal 2026. However, decreased materials revenue was partially offset by increased training and coaching revenue and membership subscription revenues as the Education Division delivered over 100 more training and coaching days than in the prior year.
o
Consolidated subscription and subscription services revenues for the first quarter of fiscal 2026 were $52.0 million compared with $55.8 million in the first quarter of the prior year. For the quarter ended November 30, 2025, subscription and contractually committed revenue invoiced was $26.0 million compared with $24.7 million in fiscal 2025.
o
Consolidated deferred revenue on November 30, 2025, increased 5% to $100.2 million compared with $95.7 million on November 30, 2024.
o
As of November 30, 2025, 58% of our AAP contracts are for at least two years, compared with 55% at November 30, 2024, and the percentage of contracted amounts represented by multi-year contracts was 61% compared with 60% at November 30, 2024.
o
Unbilled deferred revenue on November 30, 2025, was $72.1 million compared with $73.0 million on November 30, 2024. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other unaudited consolidated financial information from the first quarter of fiscal 2026, which ended on November 30, 2025:

•
Cost of Revenue/Gross Profit – For the quarter ended November 30, 2025, our cost of revenue totaled $15.7 million compared with $16.4 million in the prior year. Gross profit for the first quarter of fiscal 2026 was $48.4 million compared with $52.7 million in the prior year. The decrease in gross profit was primarily due to decreased revenue as described above. Gross margin for the first quarter of fiscal 2026 remained strong and was 75.5% of revenue compared with 76.3% in the prior year. The decrease was primarily due to increased fixed costs related to the delivery of consulting days and live seminar presentations in our Education and International segments, combined with lower revenue.

•
Operating Expenses – Our operating expenses for the first quarter of fiscal 2026 totaled $52.0 million and increased $0.8 million compared with the prior year, which was primarily due to a $1.5 million increase in restructuring charges and a $0.7 million increase in building exit costs which primarily consist of legal expenses. These increases were partially offset by decreased selling, general, and administrative (SG&A) expenses driven by cost reduction efforts, and decreased stock-based compensation expense. During the first quarter of fiscal 2026, we continued to restructure our business to reduce costs and streamline certain areas of our operations. We incurred $3.4 million of expense for this restructuring activity, which consisted primarily of severance and related costs.
•
Income Taxes – Our income tax benefit for the quarter ended November 30, 2025, was $0.3 million on a pre-tax loss of $(3.6) million, resulting in an effective benefit rate of 9.4%. By comparison, our first quarter of fiscal 2025 income tax provision was $0.4 million on pre-tax income of $1.6 million, reflecting an effective income tax rate of 25.6%. The lower effective tax benefit rate in the first quarter of fiscal 2026 is primarily due to a significant decrease in non-deductible executive compensation compared with the first quarter of fiscal 2025.
•
Net Income (Loss) and Adjusted EBITDA – For the first quarter of fiscal 2026, we realized a net loss of $(3.3) million, or $(0.27) per share, compared with net income of $1.2 million, or $0.09 per diluted share, in the first quarter of fiscal 2025, reflecting the factors previously discussed. Our Adjusted EBITDA for the quarter ended November 30, 2025, totaled $3.7 million compared with $7.7 million in the prior year. Foreign exchange rates had an insignificant impact on our Adjusted EBITDA for the quarter ended November 30, 2025.
•
Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the first quarter of fiscal 2026. At November 30, 2025, we had $80 million of available liquidity which consisted of $17.5 million of cash and our full undrawn $62.5 million line of credit even after using $10.7 million of cash to purchase shares of our common stock during the first quarter of fiscal 2026.

Further details regarding our results for the quarter ended November 30, 2025, are provided throughout the following Management’s Discussion and Analysis.

Quarter Ended November 30, 2025 Compared with the Quarter Ended November 30, 2024

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2025	Sales	2024	Sales	Change
Revenue	$36,255	100.0	$40,137	100.0	$(3,882)
Cost of revenue	6,700	18.5	7,316	18.2	(616)
Gross profit	29,555	81.5	32,821	81.8	(3,266)
SG&A expenses	24,286	67.0	24,077	60.0	209
Adjusted EBITDA	$5,269	14.5	$8,744	21.8	$(3,475)

Revenue. For the quarter ended November 30, 2025, North America segment revenue was $36.3 million compared with $40.1 million in the prior year. North America segment revenues for the quarter were adversely impacted by lower invoiced amounts in prior periods, canceled or postponed government contracting, and ongoing macroeconomic uncertainty. However, we were encouraged by strong growth in North America segment invoiced amounts in the first quarter of fiscal 2026 and believe the new go-to-market strategy is gaining momentum. During the first quarter of fiscal 2026, North America AAP subscription plus subscription services revenues were $32.2 million compared with $36.0 million in the prior year, reflecting the decline in invoiced amounts during fiscal 2025 and decreased services revenues. Rolling four quarter North America AAP subscription and subscription service revenues were $134.6 million compared with $144.5 million for the corresponding period ended November 30, 2024. We remain optimistic about the expected results of our new North America go-to-market strategy as our new North America sales structure is in place and executing on their directives. However, the continued uncertain macroeconomic environment may prevent us from achieving expected sales goals during fiscal 2026. Foreign exchange rates had an insignificant impact on North America revenues and operating results during the first quarter of fiscal 2026.

Gross Profit. Gross profit was impacted by lower revenue as described above. North America gross margin remained strong and relatively flat during the quarter ended November 30, 2025, and was 81.5% of revenue compared with 81.8% in the prior year.

SG&A Expense. North America segment SG&A expenses remained relatively flat when compared with the prior year.

International Segment

Our International segment consists of our directly owned international offices and our international licensees that provide our services and products in countries or regions that are not served by a directly owned office. Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The following comparative information is for our International segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2025	Sales	2024	Sales	Change
Revenue	$11,205	100.0	$11,442	100.0	$(237)
Cost of revenue	2,532	22.6	2,465	21.5	67
Gross profit	8,673	77.4	8,977	78.5	(304)
SG&A expenses	6,239	55.7	7,557	66.0	(1,318)
Adjusted EBITDA	$2,434	21.7	$1,420	12.4	$1,014

Revenue. International revenues for the quarter ended November 30, 2025, decreased primarily due to lower revenue from our China office, which continues to be adversely impacted by international geopolitical tensions. Excluding China, our revenue from the International segment increased 4% and our licensee revenue increased 8% compared with the first quarter of fiscal 2025. Our revenue in international markets is highly dependent upon regional macroeconomic strength, which can vary significantly in the current global macroeconomic environment. Foreign exchange rates had an insignificant impact on the revenue and operating results of our International segment in the first quarter of fiscal 2026. We believe international revenues will improve in future periods as multiple international trade issues are resolved and economic conditions stabilize and strengthen.

Gross Profit. Gross profit in the International segment decreased primarily due to reduced revenue in our China office as previously described. Gross margin for the first quarter of fiscal 2026 was 77.4% of revenue compared with 78.5% in the prior year and decreased primarily due to increased fixed costs related to the delivery of live seminars combined with lower revenue in our China office when compared with fiscal 2025. Excluding China, our International gross margin was 79.5% for the first quarter of fiscal 2026.

SG&A Expenses. International SG&A expenses decreased $1.3 million primarily due to cost reduction initiatives enacted to offset the impact of decreased revenue and decreased bad debt expense compared with the prior year.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	November 30,	% of	November 30,	% of
	2025	Sales	2024	Sales	Change
Revenue	$16,092	100.0	$16,464	100.0	$(372)
Cost of revenue	6,185	38.4	6,054	36.8	131
Gross profit	9,907	61.6	10,410	63.2	(503)
SG&A expenses	10,843	67.4	10,144	61.6	699
Adjusted EBITDA	$(936)	(5.8)	$266	1.6	$(1,202)

Revenue. Education Division revenue for the quarter ended November 30, 2025, decreased 2%, or $0.4 million, compared with the first quarter of the prior year. The decrease in Education Division revenue was primarily due to decreased sales of classroom and training materials, due in part to a new initiative with a state that began in the first quarter of fiscal 2025 that did not repeat at the same level in fiscal 2026, and a symposium event that did not repeat. These declines were partially offset by increased coaching and consulting revenue and increased membership subscription revenues resulting from schools which started The Leader in Me during fiscal 2025. Materials revenue declined $0.7 million over the prior year, which included $0.4 million of classroom and training materials from the state-wide initiative in fiscal 2025. The delivery of training and coaching days remained strong during the first quarter of fiscal 2026 as the Education Division delivered over 100 more training and coaching days than in the prior year. Training and coaching days are recognized as revenue when they are delivered. Education subscription and subscription services revenues in the first quarter of fiscal 2026 decreased 2% compared with the same period of the prior year due to decreased materials revenue. Foreign exchange rates had an immaterial impact on Education Division revenue and operating results for the first quarter of fiscal 2026. We continue to be pleased with the strength and momentum of our Education Division, which added 624 new Leader in Me schools in a very challenging funding environment during fiscal 2025. We believe the momentum generated in fiscal 2025 will continue through the remainder of fiscal 2026. At November 30, 2025, over 8,000 schools around the world were using The Leader in Me program.

Gross Profit. Education Division gross profit decreased primarily due to revenue performance as previously discussed. Education segment gross margin declined to 61.6% compared with 63.2% in the prior year as a result of increased fixed costs associated with school memberships, increased materials costs, and increased platform costs combined with lower revenue during the first quarter of fiscal 2026.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel, changes to compensation plans, increased commissions on previously deferred revenue, and increases to the allowance for credit losses.

Other Operating Expense Items

Depreciation Expense – Our depreciation expense for the quarter ended November 30, 2025, increased $0.1 million to $1.1 million, compared with $1.0 million in the prior year, primarily due to new assets acquired in the fourth quarter of the prior year in connection with our new headquarters office. We currently anticipate that depreciation expense will total approximately $4.5 million in fiscal 2026.

Amortization Expense – Compared with the prior year, our amortization expense decreased $0.4 million to $0.7 million primarily due to the re-evaluation of the useful lives of content and license rights originally acquired in the merger with the Covey Leadership Center. These intangible assets continue to be some of our primary revenue and cash flow generating assets. Based on the re-evaluation of these intangible assets, we extended the useful lives of these assets by approximately 5 years. We currently anticipate our finite-lived intangible asset amortization expense will total $3.0 million in fiscal 2026.

Interest Income – Our interest income decreased by $0.2 million to $0.1 million in the first quarter of fiscal 2026 compared with the prior year due to decreased cash and lower interest rates on those balances.

Interest Expense – First quarter interest expense of $0.1 million decreased by $0.1 million compared with the first quarter of fiscal 2025 due to decreased debt balances as payments have been made in the normal course of business.

Income Taxes

Our income tax benefit for the quarter ended November 30, 2025, was $0.3 million on a pre-tax loss of $(3.6) million, for an effective benefit rate of 9.4%. In the first quarter of the prior year, our income tax provision was $0.4 million on pre-tax income of $1.6 million, reflecting an effective income tax rate of 25.6%. Our effective tax benefit rate for the first quarter of fiscal 2026 was lower than the effective rate for the first quarter of fiscal 2025 primarily due to a significant decrease in non-deductible executive compensation in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.

During the first quarter of fiscal 2026 we paid $0.4 million of cash for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At November 30, 2025 we had $80 million of available liquidity, which consisted of $17.5 million in cash combined with our undrawn $62.5 million revolving credit facility. Of our $17.5 million of cash on November 30, 2025, $8.6 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, opportunistic purchases of our common stock, working capital expansion, and capital expenditures (including curriculum development).

We previously entered into a credit agreement (the 2023 Credit Agreement) with KeyBank National Association leading a group of financial institutions. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. The 2023 Credit Agreement matures on March 27, 2028.

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At November 30, 2025, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2025.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first quarter of fiscal 2026 was $0.1 million compared with $14.1 million in the first quarter of fiscal 2025. The decrease in cash flows from operating activities was primarily attributable to unfavorable changes in working capital balances, including less cash collected from receivables, and lower operating income in the first quarter compared with the prior year. We expect our cash flows from operating activities will improve in future periods of fiscal 2026; however certain conditions are beyond our control, including ongoing difficulties in the macroeconomic environment and further governmental actions, and our cash flows from operating activities may be less than our expectations.

Cash Flows Used For Investing Activities and Capital Expenditures

For the quarter ended November 30, 2025, our cash used for investing activities totaled $3.8 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the first quarter of fiscal 2026, we spent $2.0 million on the development of our various offerings and related content. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total between approximately $8 million and $10 million in fiscal 2026.

Our cash used for purchases of property and equipment during the first quarter of fiscal 2026 totaled $1.7 million and consisted primarily of leasehold improvements on our new corporate headquarters, and computer software and hardware. We currently anticipate that our purchases of property and equipment will total between approximately $5 million and $7 million in fiscal 2026.

Cash Flows Used For Financing Activities

In the first quarter of fiscal 2026, our net cash used for financing activities totaled $10.4 million. Our primary use of financing cash was $10.7 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards (Note 2). Partially offsetting our use of cash for purchasing shares of our common stock for treasury were $0.3 million of proceeds received from our ESPP participants to purchase shares of common stock during the first quarter of fiscal 2026.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. We anticipate that this repurchase plan will be completed in the second quarter of fiscal 2026.

Our uses of financing cash during the remainder of fiscal 2026 may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period except as required by any outstanding 10b5-1 purchase plan.

Sources of Liquidity

We expect to pay the liabilities from our leases and notes payable; pay for projected capital expenditures; and meet other obligations in fiscal 2026 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. We previously entered into a new credit agreement (the 2023 Credit Agreement) which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•
Associate and Consultant Compensation
•
Information Technology Expenditures
•
Content Development Costs
•
Income Taxes
•
Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on November 12, 2025 (our Annual Report). During the quarter ended November 30, 2025, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2026, our expectations regarding a new go-to-market strategy, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, expected effective income tax rates, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the expected impact of the resolution of significant macroeconomic issues and geopolitical tensions, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; macroeconomic risks; litigation; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At November 30, 2025, our long-term obligations primarily consisted of a fixed rate note payable from the purchase of Strive Talent, Inc., and deferred payments and potential contingent consideration resulting from previous business acquisitions. Since our long-term obligations have fixed interest rates, our overall interest rate sensitivity is currently influenced by any amount borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 5.5% on November 30, 2025. As of November 30, 2025, there were no outstanding borrowings under the 2023 Credit Agreement and, therefore, a change in interest rates would not materially affect our interest expense and cash flows.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2025.

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

Item 1A. RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first quarter of fiscal 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2025 to September 30, 2025	297,325	$19.45	297,325	$40,876

October 1, 2025 to October 31, 2025	48,501	$19.13	48,501	$39,948

November 1, 2025 to November 30, 2025	236,280	$15.61	236,280	$36,261

Total Common Shares	582,106	$17.86	582,106

(1)
On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. We anticipate that this repurchase plan will be completed in the second quarter of fiscal 2026. In addition to shares repurchased under our repurchase plan, we also acquired approximately 42,000 shares of our common stock during the quarter from shares withheld for income taxes on stock-based compensation awards at an average price of $17.36 per share. These shares are not included in the table above.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended November 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

(A)
Exhibits:

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.*
32	Section 1350 Certifications.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 9, 2026	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: January 9, 2026	By:	/s/ Jessica G. Betjemann
Jessica G. Betjemann
Chief Financial Officer
(Principal Financial Officer)