Form 10-Q
period 2026-02-28
FRANKLIN COVEY CO
filed 2026-04-08
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

11,272,444 shares of common stock, $0.05 par value per share, as of March 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	February 28,	August 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,717	$31,698
Accounts receivable, less allowance for credit losses of $2,721 and $2,929	50,191	68,415
Inventories	5,336	5,165
Prepaid expenses and other current assets	26,188	24,199
Total current assets	95,432	129,477

Property and equipment, net	13,177	14,324
Intangible assets, net	32,449	34,551
Goodwill	31,220	31,220
Deferred income tax assets	239	231
Other long-term assets	33,972	33,109
	$206,489	$242,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$835	$823
Accounts payable	6,611	8,780
Deferred revenue	97,936	106,534
Customer deposits	25,021	16,327
Accrued liabilities	21,840	24,828
Total current liabilities	152,243	157,292

Other liabilities	11,695	14,718
Deferred income tax liabilities	4,501	3,991
Total liabilities	168,439	176,001

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	229,610	230,251
Retained earnings	121,001	126,272
Accumulated other comprehensive loss	(1,162)	(1,032)
Treasury stock at cost, 15,866 shares and 14,565 shares	(312,752)	(289,933)
Total shareholders’ equity	38,050	66,911
	$206,489	$242,912

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE LOSS

(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenue	$59,647	$59,612	$123,692	$128,698
Cost of revenue	14,374	13,866	30,045	30,241
Gross profit	45,273	45,746	93,647	98,457

Selling, general, and administrative	43,497	45,087	89,618	92,291
Restructuring costs	1,510	-	4,954	1,984
Building exit costs	455	-	1,129	-
Depreciation	1,140	1,016	2,239	1,967
Amortization	670	1,098	1,357	2,196
Income (loss) from operations	(1,999)	(1,455)	(5,650)	19

Interest income	29	263	144	553
Interest expense	(92)	(156)	(187)	(333)
Income (loss) before income taxes	(2,062)	(1,348)	(5,693)	239
Income tax benefit (provision)	80	272	422	(134)
Net income (loss)	$(1,982)	$(1,076)	$(5,271)	$105

Net income (loss) per share:
Basic and diluted	$(0.17)	$(0.08)	$(0.45)	$0.01

Weighted average number of common shares:
Basic	11,422	13,102	11,816	13,097
Diluted	11,422	13,102	11,816	13,236

COMPREHENSIVE LOSS
Net income (loss)	$(1,982)	$(1,076)	$(5,271)	$105
Foreign currency translation adjustments, net of income taxes of $0, $0, $0, and $0	76	(42)	(130)	(244)
Comprehensive loss	$(1,906)	$(1,118)	$(5,401)	$(139)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	February 28,	February 28,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,271)	$105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,596	4,163
Amortization of capitalized curriculum costs	2,515	2,171
Stock-based compensation	4,093	3,513
Deferred income taxes	510	(145)
Amortization of right-of-use operating lease assets	450	287
Gain on license obligation restructuring	(338)	-
Changes in assets and liabilities:
Decrease in accounts receivable, net	18,322	32,451
Increase in inventories	(161)	(97)
Decrease in prepaid expenses and other assets	668	1,192
Decrease in accounts payable and accrued liabilities	(3,973)	(14,307)
Decrease in deferred revenue and customer deposits	(1,788)	(10,359)
Decrease in income taxes payable/receivable	(1,631)	(5,791)
Decrease in other long-term liabilities	(641)	(407)
Net cash provided by operating activities	16,351	12,776

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,763)	(2,271)
Curriculum development costs	(4,085)	(2,380)
Reacquisition of license rights	-	(324)
Net cash used for investing activities	(6,848)	(4,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	11,677	-
Payments on line of credit borrowings	(11,677)	-
Principal payments on financing obligation	-	(1,908)
Purchases of common stock for treasury	(28,111)	(14,658)
Proceeds from sales of common stock held in treasury	558	675
Net cash used for financing activities	(27,553)	(15,891)
Effect of foreign currency exchange rates on cash and cash equivalents	69	(180)
Net decrease in cash and cash equivalents	(17,981)	(8,270)
Cash and cash equivalents at the beginning of the period	31,698	48,663
Cash and cash equivalents at the end of the period	$13,717	$40,393

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$279	$6,029
Cash paid for interest	146	266

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum financed by accounts payable	$1,172	$913
Consideration for reacquired license rights from liabilities of seller	-	168
Acquisition of right-of-use operating lease assets for operating lease liabilities	310	-

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount
Balance at August 31, 2025	27,056	$1,353	$230,251	$126,272	$(1,032)	(14,565)	$(289,933)
Issuance of common stock from treasury			(2,353)			136	2,643
Purchases of common shares for treasury						(624)	(11,123)
Stock-based compensation			1,429
Cumulative translation adjustments					(206)
Net loss				(3,289)
Balance at November 30, 2025	27,056	1,353	229,327	122,983	(1,238)	(15,053)	(298,413)
Issuance of common stock from treasury			(1,579)			93	1,847
Purchases of common shares for treasury						(946)	(16,988)
Stock-based compensation			2,664
Unvested stock award			(802)			40	802
Cumulative translation adjustments					76
Net loss				(1,982)
Balance at February 28, 2026	27,056	$1,353	$229,610	$121,001	$(1,162)	(15,866)	$(312,752)

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

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company that gives strategy the human edge. We help clients achieve breakthrough results and transform how they execute strategy at scale. Our Enterprise and Education Divisions develop high-performing leaders at all levels of the organization and align people around purpose and priorities. Through proven, principle-centered frameworks and practices, we build high-trust leaders, teams, and cultures and help organizations translate strategy into consistent execution. Our approach enables lasting, repeatable results by helping clients identify, align, and execute their most important priorities. This approach has been tested and refined through more than 40 years of work with tens of thousands of leaders and organizations. We have some of the best-known solutions in the industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, and The Four Disciplines of Execution, and proprietary content in the areas of Leadership, Execution, Productivity, Sales Performance, and Educational improvement. Our solutions and offerings are described in further detail at www.franklincovey.com and elsewhere in this report.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, as filed with the SEC on November 12, 2025 (the Annual Report).

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the quarter and two quarters ended February 28, 2026, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2026, or for any future periods.

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

NOTE 2 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first two quarters of fiscal 2026 consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if elected by the award recipient. These shares are valued at the market price on the date the shares are withheld. Our fiscal 2026 purchases of common stock through February 28, 2026, were comprised of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	67	$1,172
Open market purchases	1,503	26,939
	1,570	$28,111

On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in January 2026.

NOTE 3 – REVENUE

Contract Balances

Our deferred revenue totaled $101.5 million at February 28, 2026, and $111.7 million at August 31, 2025, of which $3.5 million and $5.1 million were classified as components of other long-term liabilities at February 28, 2026 and August 31, 2025, respectively. During the quarter and two quarters ended February 28, 2026, we recognized $38.0 million and $75.5 million of previously deferred revenue.

Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services and related professional and other services. Deferred revenue is recognized in revenue as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract or as contractually committed services are delivered. The Leader in Me membership offering is bifurcated into a portal membership obligation and coaching and materials delivery obligations. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed or as materials are shipped. The combined contract amount is recorded in deferred revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of a Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described in our Annual Report. During the first two quarters of fiscal 2026, we entered into non-cancelable contracts for the delivery of the All Access Pass (AAP) and related services and materials in the Enterprise Division. These contract amounts are recorded in deferred revenue until the performance obligations are satisfied or until the end of the contract term.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At February 28, 2026, we had $166.4 million of remaining performance obligations, including our deferred revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue disclosure.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Long-term incentive awards	$1,099	$850	$2,061	$2,529
Strive acquisition compensation	1,289	180	1,469	365
Unvested stock awards	220	240	460	480
Employee stock purchase plan	56	76	103	139
	$2,664	$1,346	$4,093	$3,513

During the quarter and two quarters ended February 28, 2026, we issued 133,571 shares and 269,714 shares, respectively, of our common stock under various stock-based compensation arrangements, including shares sold through our employee stock purchase plan (ESPP).

Fiscal 2026 Long-Term Incentive Plan Award

On November 13, 2025, the Organization and Compensation Committee granted a new long-term incentive plan (LTIP) award to our executive officers and other members of management. The fiscal 2026 LTIP award consists of three tranches, one with a time-based vesting condition and two with performance-based vesting conditions as described below:

•
Time-Based Award Shares – 25% of a participant’s fiscal 2026 LTIP award shares vest over a three-year service period. The 2026 LTIP time-based awards step-vest with one-third vesting in each of November 2026, 2027, and 2028. The total number of time-based shares that may be earned by participants in the 2026 LTIP award is 77,642 shares (adjusted for forfeitures). The number of shares awarded in this tranche is not variable and will not fluctuate based on financial or performance measures.
•
Performance-Based Award Shares – The remaining 75% of a participant’s fiscal 2026 LTIP award is based on cumulative net revenue and cumulative Adjusted EBITDA achieved over a three-year measurement period consisting of fiscal 2026, fiscal 2027, and fiscal 2028. 70% of the performance-based shares will be earned on cumulative net revenue and 30% of the performance-based shares will be earned on cumulative Adjusted EBITDA. The number of shares that eventually vest to participants in this tranche is variable and may be 50% of the award (minimum award threshold) or up to 175% of the participant’s award (maximum threshold). The number of shares that may be earned for achieving 100% of the performance-based objectives totals 232,970 shares (adjusted for forfeitures). The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2026 LTIP totals 407,639 shares.

Strive Acquisition Amendment

In connection with the fiscal 2021 acquisition of Strive Talent, Inc. (Strive), the former principal owner of Strive was entitled to earn up to approximately $4.2 million of additional consideration based on All Access Pass subscription and subscription services revenue over a five-year measurement period ending on May 31, 2026. These contingent payments were only earned if the former principal owner remained employed through the first four years of the measurement period. In an effort to retain the former principal owner of Strive, the Company and the former principal owner agreed to a modification of the acquisition agreement. In exchange for continued employment through February 27, 2026, the Company agreed to pay the former principal owner of Strive the remaining $1.4 million of unearned contingent consideration immediately following the end our second quarter. The Company subsequently issued 80,434 shares of its common stock under the terms of this modification agreement.

Annual Long-Term Incentive Performance and Retention Plan

We have a long-term equity incentive plan for client partners, managing directors, and certain other associates that we believe are critical to our long-term success. The number of shares granted to sales-related roles is generally based on the achievement of specified annual revenue goals while other awards are for an amount determined by the Organization and Compensation Committee of the Board of Directors. These time-based awards are granted after the completion of each fiscal year and vest over a three-year service period, with one-third of the shares vesting on the anniversary of the grant date of each subsequent year. We granted a total of 148,708 unvested share units (adjusted for forfeitures) in fiscal 2026 to participants under the terms of this long-term incentive plan. The compensation cost of these awards is included in the long-term incentive awards category in the preceding table.

Fiscal 2026 Board of Director Unvested Stock Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is normally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2026 award, each eligible director received a whole share grant equal to $120,000 with a one-year vesting period. Our Board of Directors unvested stock award activity during the two quarters ended February 28, 2026 consisted of the following:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested stock awards at August 31, 2025	27,336	$35.12
Granted	40,446	20.77
Forfeited	-	-
Vested	(27,336)	35.12
Unvested stock awards at February 28, 2026	40,446	$20.77

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and two quarters ended February 28, 2026, we sold 20,096 shares and 37,537 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

Long-Term Restructuring Plan

During the quarter ended February 28, 2026, we initiated a long-term restructuring plan that is designed to streamline and simplify our operating model, focus investment in growth areas, improve processes, consolidate and centralize certain functions, and provide organizational focus to realign talent with current and expected business needs. This restructuring plan is expected to span four or five quarters and may incur various costs to implement the organizational and process changes. In the second quarter of fiscal 2026, we expensed $1.5 million of restructuring costs related to this new longer-term restructuring plan. These costs were comprised primarily of severance and related expenses for 7 employees and are expected to be paid out over the next three quarters. Approximately $1.5 million was attributable to our North America segment and approximately $30,000 was attributable to our International segment. At February 28, 2026, we had $0.7 million included in accrued liabilities on our condensed consolidated balance sheet for these restructuring activities.

First Quarter Restructuring Costs

During the first quarter of fiscal 2026, we expensed $3.4 million for restructuring costs to streamline our organizational structure and reduce ongoing operating costs. The restructuring charge was comprised of severance costs to approximately 45 associates who were impacted by the event. Approximately $2.3 million of the restructuring charge was attributable to the North America segment, $0.4 million was for the International segment, and $0.7 million was for the Education Division. We paid the majority of these severance benefits during the first two quarters of fiscal 2026 and at February 28, 2026, we had $0.2 million of these costs remaining in accrued liabilities on our condensed consolidated balance sheet for this restructuring event.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of net income (loss) per common share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Numerator for basic and diluted income per share:
Net income (loss)	$(1,982)	$(1,076)	$(5,271)	$105

Denominator for basic and diluted income per share:
Basic weighted average shares outstanding	11,422	13,102	11,816	13,097
Effect of dilutive securities:
Stock-based compensation awards	-	-	-	139
Diluted weighted average shares outstanding	11,422	13,102	11,816	13,236

EPS Calculations:
Net income (loss) per share:
Basic	$(0.17)	$(0.08)	$(0.45)	$0.01
Diluted	(0.17)	(0.08)	(0.45)	0.01

Since we incurred a net loss for the quarter and two quarters ended February 28, 2026, no potentially dilutive securities are included in the calculation of net loss per share because their inclusion would be anti-dilutive. The number of dilutive stock-based compensation awards as of February 28, 2026 would have been approximately 135,000 shares.

NOTE 7 – SEGMENT INFORMATION

Segments

Our revenues are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America and International segments, and the Education Division, which is comprised of our Education practice. We have determined that our chief operating decision maker (CODM) continues to be the CEO. Beginning with the first quarter of fiscal 2026, our CODM began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s reporting and management structure. Accordingly, we realigned our reportable segments to those shown below.

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

Quarter Ended	North		Education	Segment
February 28, 2026	America	International	Division	Total
Net revenue	$32,484	$9,154	$17,500	$59,138
Cost of revenue	5,329	2,081	6,723	14,133
Associate costs	18,314	4,904	8,612	31,830
Other segment items	2,920	1,144	1,749	5,813
Segment Adjusted EBITDA	$5,921	$1,025	$416	7,362

Other revenues				509
Less:
Unallocated corporate expenses(1)				3,769
Stock-based compensation				2,664
Restructuring costs				1,510
Building exit costs				455
Gain on license obligation restructure				(338)
Depreciation				1,140
Amortization				670
Loss from operations				(1,999)
Interest income				29
Interest expense				(92)
Loss before income taxes				$(2,062)

Reconciliation of revenue:
Segment revenues	$59,138
Other revenues(2)	509
Consolidated revenue	$59,647

Quarter Ended	North		Education	Segment
February 28, 2025	America	International	Division	Total
Net revenue	$34,520	$9,031	$15,065	$58,616
Cost of revenue	5,546	1,972	5,734	13,252
Associate costs	20,499	4,896	8,092	33,487
Other segment items	3,632	1,680	1,552	6,864
Segment Adjusted EBITDA	$4,843	$483	$(313)	5,013

Other revenues				996
Less:
Unallocated corporate expenses(1)				3,949
Stock-based compensation				1,346
Restructuring costs				-
Building exit costs				55
Depreciation				1,016
Amortization				1,098
Loss from operations				(1,455)
Interest income				263
Interest expense				(156)
Loss before income taxes				$(1,348)

Reconciliation of revenue:
Segment revenues	$58,616
Other revenues(2)	996
Consolidated revenue	$59,612

Two Quarters Ended	North		Education	Segment
February 28, 2026	America	International	Division	Total
Net revenue	$68,739	$20,359	$33,593	$122,691
Cost of revenue	12,029	4,613	12,910	29,552
Associate costs	39,330	9,828	17,345	66,503
Other segment items	6,190	2,458	3,857	12,505
Segment Adjusted EBITDA	$11,190	$3,460	$(519)	14,131

Other revenues				1,001
Less:
Unallocated corporate expenses(1)				7,348
Stock-based compensation				4,093
Restructuring costs				4,954
Building exit costs				1,129
Gain on license obligation restructure				(338)
Depreciation				2,239
Amortization				1,357
Loss from operations				(5,650)
Interest income				144
Interest expense				(187)
Loss before income taxes				$(5,693)

Reconciliation of revenue:
Segment revenues	$122,691
Other revenues(2)	1,001
Consolidated revenue	$123,692

Two Quarters Ended	North		Education	Segment
February 28, 2025	America	International	Division	Total
Net revenue	$74,657	$20,473	$31,529	$126,659
Cost of revenue	12,862	4,437	11,788	29,087
Associate costs	41,388	10,268	16,566	68,222
Other segment items	6,820	3,865	3,222	13,907
Segment Adjusted EBITDA	$13,587	$1,903	$(47)	15,443

Other revenues				2,039
Less:
Unallocated corporate expenses(1)				7,748
Stock-based compensation				3,513
Restructuring costs				1,984
Building exit costs				55
Depreciation				1,967
Amortization				2,196
Income from operations				19
Interest income				553
Interest expense				(333)
Income before income taxes				$239

Reconciliation of revenue:
Segment revenues	$126,659
Other revenues(2)	2,039
Consolidated revenue	$128,698

(1) Unallocated corporate expenses primarily consist of administrative overhead expenses.

(2) Other revenues consist of shipping and handling revenue, leasing revenue (in fiscal 2025), and royalty revenue from Franklin Planner Corp.

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Americas	$50,542	$50,728	$103,730	$108,458
Asia Pacific	4,925	5,037	10,704	11,600
Europe/Middle East/Africa	4,180	3,847	9,258	8,640
	$59,647	$59,612	$123,692	$128,698

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals and contractually committed materials and services sold in connection with the All Access Pass. Subscription revenue includes sales of our subscription services such as the All Access Pass and Leader in Me membership, including Education training and coaching days which are contracted with the Leader in Me membership. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement. Leases and Other revenue is primarily comprised of fiscal 2025 lease revenues from sub-leases for space at our previous corporate headquarters campus and from shipping and handling revenues (in thousands).

	Services and			Leases and
Quarter Ended February 28, 2026	Products	Subscription	Royalties	Other	Consolidated
Enterprise Division:
North America	$10,795	$21,528	$161	$-	$32,484
International	4,348	2,621	2,185	-	9,154
	15,143	24,149	2,346	-	41,638
Education practice	4,089	12,022	1,389	-	17,500
Corporate and eliminations	-	-	298	211	509
Consolidated	$19,232	$36,171	$4,033	$211	$59,647

Quarter Ended February 28, 2025
Enterprise Division:
North America	$11,953	$22,282	$285	$-	$34,520
International	3,773	2,796	2,462	-	9,031
	15,726	25,078	2,747	-	43,551
Education practice	3,605	10,090	1,370	-	15,065
Corporate and eliminations	-	-	38	958	996
Consolidated	$19,331	$35,168	$4,155	$958	$59,612

Two Quarters Ended February 28, 2026
Enterprise Division:
North America	$24,447	$43,813	$479	$-	$68,739
International	9,660	5,583	5,116	-	20,359
	34,107	49,396	5,595	-	89,098
Education practice	7,270	23,794	2,529	-	33,593
Corporate and eliminations	-	-	595	406	1,001
Consolidated	$41,377	$73,190	$8,719	$406	$123,692

Two Quarters Ended February 28, 2025
Enterprise Division:
North America	$28,219	$45,819	$619	$-	$74,657
International	9,461	5,646	5,366	-	20,473
	37,680	51,465	5,985	-	95,130
Education practice	8,352	20,560	2,617	-	31,529
Corporate and eliminations	-	-	351	1,688	2,039
Consolidated	$46,032	$72,025	$8,953	$1,688	$128,698

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

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

RESULTS OF OPERATIONS

Overview

Franklin Covey Co., a global leadership and organizational performance company, gives strategy the human edge. Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide resources are organized to help clients achieve breakthrough results and transform how they execute strategy at scale. We believe that our content and services create the connection between capabilities and results. Our business is currently structured around two divisions, the Enterprise Division and the Education Division, which are driven to develop high-performing leaders at all levels of the organization and align people around purpose and priorities. The Enterprise Division consists of our North America and International segments and is focused on selling our offerings to corporations, governments, not-for-profits, and other related organizations. Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

For Franklin Covey, fiscal 2025 was a year of transition and transformation as we initiated a new go-to-market and sales strategy in North America. In addition, our fiscal 2025 results of operations were adversely impacted by various macroeconomic factors, including reduced U.S. federal government spending and geopolitical tensions that produced instability in certain regions of the world. This resulted in a reduction of invoiced amounts and net revenue for fiscal 2025, which will continue to impact fiscal 2026 as we recognize a lower base of previously deferred revenue. Despite these headwinds, we have retained the vast majority of our client base and now with the bulk of our revenue-generating transformation investments nearly completed, we believe these efforts are beginning to produce growth in invoiced amounts the first half of fiscal 2026. We view fiscal 2026 to be a year of execution and a return to growth, and believe fiscal 2027 will continue the momentum and provide accelerating and compounding growth and cash flow. We believe the transformative investments made in our Enterprise North America go-to-market strategy plus our continued investments in content and technology position us for meaningful growth in the future.

During the second quarter of fiscal 2026, we continued to be encouraged by strong growth in Enterprise North America invoiced amounts, which also saw growth in the first quarter. We believe invoiced amounts are a primary lead metric that demonstrates the positive momentum building from our go-to-market investments and which we expect to continue in the second half of fiscal 2026. In the second quarter of fiscal 2026, we were able to translate this operational momentum into improved cash flows and increased Adjusted EBITDA compared with the prior year.

Our consolidated revenue for the quarter ended February 28, 2026, was essentially flat compared with the second quarter of fiscal 2025 at $59.6 million, and reflected the impact of fiscal 2025 conditions as previously described. Foreign exchange rates had a $0.7 million favorable impact on our consolidated revenues and a $0.2 million favorable impact on operating results and Adjusted EBITDA in the second quarter of fiscal 2026. The Company’s revenue performance for the quarter ended February 28, 2026, included the following key metrics:

o
Enterprise Division revenues for the second quarter of fiscal 2026 totaled $41.6 million compared with $43.6 million in the second quarter of the prior year. Enterprise Division revenue performance was impacted by a $2.0 million decrease in North America segment revenues and a $0.1 million increase in International segment revenues. Revenue performance in our North America segment was adversely impacted by canceled government contracts, ongoing geopolitical tensions, and other macroeconomic difficulties, which hampered subscription revenue growth in fiscal 2025 and which now flow through as we recognize previously deferred revenue. Despite these difficult conditions, we were encouraged by continued growth in invoiced amounts in the North America segment in both the first and second quarters of fiscal 2026, which we believe will translate to increased reported revenue in future quarters.
o
Education Division revenues in the second quarter of fiscal 2026 increased $2.4 million, or 16%, to $17.5 million compared with the second quarter of fiscal 2025. The increase was primarily due to increased subscription and subscription-related revenue, increased classroom and training materials sales, and an additional symposium event. Education Division subscription-related revenue increased over the prior year primarily due to the delivery of over 300 more training and coaching days than the prior year. The strong growth in delivery contributed to 16% growth in Education Division subscription and subscription services revenue.
o
Consolidated subscription and subscription services revenues for the second quarter of fiscal 2026 increased to $50.9 million compared with $49.5 million in the second quarter of fiscal 2025. For the quarter ended February 28, 2026, subscription and contractually committed invoiced amounts increased $5.4 million, or 16%, to $39.3 million compared with $33.9 million in the same period of fiscal 2025.
o
Consolidated deferred revenue on February 28, 2026, increased $7.1 million, or 7%, to $101.5 million compared with $94.4 million on February 28, 2025.
o
As of February 28, 2026, 59% of our North America AAP contracts are for at least two years, compared with 55% at February 28, 2025, and the percentage of contracted amounts represented by multi-year contracts was 62% compared with 61% at February 28, 2025.
o
Unbilled deferred revenue on February 28, 2026, increased to $64.9 million compared with $64.5 million on February 28, 2025. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other unaudited consolidated financial information from the second quarter of fiscal 2026, which ended on February 28, 2026:

•
Cost of Revenue/Gross Profit – For the quarter ended February 28, 2026, our cost of revenue totaled $14.4 million compared with $13.9 million in the prior year. Gross profit in the second quarter of fiscal 2026 was $45.3 million compared with $45.7 million in the prior year. The decrease in gross profit was primarily due to a slight decrease in our gross margin for the second quarter of fiscal 2026, which remained strong at 75.9% of revenue compared with 76.7% in the prior year. The decrease was primarily due to increased amortization of capitalized curriculum expense and a shift in the mix of services delivered and products sold during the quarter.

•
Operating Expenses – Our operating expenses for the second quarter of fiscal 2026 totaled $47.3 million and increased $0.1 million compared with the prior year. The increase was primarily due to a $1.5 million increase in restructuring charges, a $1.3 million increase in share-based compensation expense, and a $0.5 million increase in building exit costs which primarily consist of legal expenses. These increases were partially offset by decreased selling, general, and administrative (SG&A) expenses driven by reduced associate costs and other cost reduction efforts. During the second quarter of fiscal 2026, we continued to restructure our business to reduce costs and streamline certain areas of our operations. We incurred $1.5 million of expense for this restructuring activity, which consisted primarily of severance and related costs. In an effort to retain the services of the former principal owner of Strive, which we purchased in a prior year, we agreed to pay the remaining unearned contingent consideration from the purchase of Strive, which was paid in shares of our common stock (Note 4). The additional contingent consideration totaled $1.4 million and was expensed in the second quarter of fiscal 2026.
•
Income Taxes – Our income tax benefit for the quarter ended February 28, 2026, was $0.1 million on a pre-tax loss of $(2.1) million, for an effective benefit rate of 3.9%. In the second quarter of fiscal 2025, our income tax benefit was $0.3 million on a pre-tax loss of $(1.3) million, for an effective benefit rate of 20.2%. The effective tax benefit rate for the second quarter of fiscal 2026 was lower than the effective tax benefit rate in the prior year primarily due to increased non-deductible stock based compensation.
•
Net Income (Loss) and Adjusted EBITDA – For the second quarter of fiscal 2026, we realized a net loss of $(2.0) million, or $(0.17) per share, compared with a net loss of $(1.1) million, or $(0.08) per share, in the second quarter of fiscal 2025, reflecting the factors previously discussed. Our Adjusted EBITDA for the quarter ended February 28, 2026, increased $2.0 million, or 99%, to $4.1 million compared with $2.1 million in the prior year. Foreign exchange rates had a $0.2 million favorable impact on our Adjusted EBITDA for the quarter ended February 28, 2026.
•
Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the first two quarters of fiscal 2026. At February 28, 2026, we had over $76 million of available liquidity which consisted of $13.7 million of cash and our full available $62.5 million line of credit even after using $28.1 million of cash to purchase shares of our common stock for treasury during the first two quarters of fiscal 2026.

Further details regarding our results for the quarter ended February 28, 2026, are provided throughout the following Management’s Discussion and Analysis.

Quarter Ended February 28, 2026 Compared with the Quarter Ended February 28, 2025

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$32,484	100.0	$34,520	100.0	$(2,036)
Cost of revenue	5,329	16.4	5,546	16.1	(217)
Gross profit	27,155	83.6	28,974	83.9	(1,819)
SG&A expenses	21,234	65.4	24,131	69.9	(2,897)
Adjusted EBITDA	$5,921	18.2	$4,843	14.0	$1,078

Revenue. For the quarter ended February 28, 2026, North America segment revenue was $32.5 million compared with $34.5 million in the prior year. North America segment revenues for the quarter were adversely impacted by various macroeconomic factors that resulted in lower invoiced amounts in prior periods for our subscription offerings which are recognized pro-ratably over the life of the contact. However, we were encouraged by strong growth in North America segment invoiced amounts in each of the first and second quarters of fiscal 2026 and believe the new go-to-market strategy is gaining momentum. During the second quarter of fiscal 2026, North America AAP subscription plus subscription services revenues were $30.9 million compared with $32.0 million in the prior year, reflecting the decline in invoiced amounts during fiscal 2025 and decreased services revenues. Rolling four quarter North America AAP subscription and subscription service revenues were $133.5 million compared with $143.7 million for the corresponding period ended February 28, 2025. We remain optimistic about the expected results of our new North America go-to-market strategy as our new North America sales structure is in place and executing on their directives. However, the continued uncertain macroeconomic environment may prevent us from achieving expected sales goals during fiscal 2026. Foreign exchange rates had an insignificant impact on North America revenues and operating results during the second quarter of fiscal 2026.

Gross Profit. Gross profit was adversely impacted by lower revenue as described above. North America gross margin remained strong and was relatively flat at 83.6% of revenue during the quarter ended February 28, 2026, compared with 83.9% in the prior year.

SG&A Expense. North America segment SG&A expenses decreased primarily due to reduced associate costs, which have been lowered by recent restructuring activities.

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

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$9,154	100.0	$9,031	100.0	$123
Cost of revenue	2,081	22.7	1,972	21.8	109
Gross profit	7,073	77.3	7,059	78.2	14
SG&A expenses	6,048	66.1	6,576	72.8	(528)
Adjusted EBITDA	$1,025	11.2	$483	5.3	$542

Revenue. International segment revenues for the quarter ended February 28, 2026, reflect modest growth with increased direct offices revenues that were partially offset by decreased licensee revenues in the quarter. International direct office revenue increased 7% driven primarily by improved year-over-year revenues in France and China. International licensee revenues decreased 10% compared with the second quarter of fiscal 2025 and were unfavorably impacted by ongoing macroeconomic issues, such as geopolitical and trade uncertainties in the regions where many of our licensees operate. Foreign exchange rates had a $0.4 million favorable impact on International segment revenue and a $0.1 million favorable impact on operating results during the second quarter of fiscal 2026. We believe international revenues will improve in future periods as multiple international trade issues are resolved and economic conditions stabilize and strengthen.

Gross Profit. Gross profit in the International segment increased slightly in the second quarter of fiscal 2026 due to improved revenues as previously described. Gross margin for the second quarter of fiscal 2026 remained strong at 77.3% of revenue compared with 78.2% in the prior year and decreased primarily due to increased direct costs to deliver programs in certain direct offices and reduced high-margin licensee royalty revenue in the quarter compared with the prior year.

SG&A Expenses. International SG&A expenses decreased $0.5 million compared with the prior year, as we continued to implement cost reduction and efficiency initiatives across our international operations.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$17,500	100.0	$15,065	100.0	$2,435
Cost of revenue	6,723	38.4	5,734	38.1	989
Gross profit	10,777	61.6	9,331	61.9	1,446
SG&A expenses	10,361	59.2	9,644	64.0	717
Adjusted EBITDA	$416	2.4	$(313)	(2.1)	$729

Revenue. Education Division revenue for the quarter ended February 28, 2026, increased 16%, or $2.4 million, compared with the second quarter of the prior year. The increase in Education Division revenue was primarily due to increased subscription and subscription-related revenue, increased classroom and training materials sales, and an additional symposium event. Education Division subscription-related revenue increased primarily due to the delivery of over 300 more training and coaching days than the prior year. Training and coaching days are recognized as revenue when they are delivered. This strong growth in delivery contributed to 16% growth in Education Division subscription and subscription services revenue. Foreign exchange rates had an immaterial impact on Education Division revenue and operating results for the second quarter of fiscal 2026. We continue to be pleased with the strength and momentum of our Education Division, which added 624 new Leader in Me schools in a very challenging funding environment during fiscal 2025. We believe the momentum generated in fiscal 2025 and the first half of fiscal 2026 will continue through the remainder of the year. At February 28, 2026, over 8,000 schools around the world were using the Leader in Me program.

Gross Profit. Education Division gross profit increased primarily due to increased revenue as previously described. Education segment gross margin remained strong at 61.6% compared with 61.9% in the prior year. The slight decline from prior year was primarily due to a change in the mix of services delivered and products sold during the quarter.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel, changes to compensation plans, increased commissions on previously deferred revenue, and increased cost allocations from shared services.

Other Operating Expense Items

Depreciation Expense – Our depreciation expense for the quarter ended February 28, 2026, increased $0.1 million to $1.1 million, compared with $1.0 million in the prior year, primarily due to assets acquired in connection with our new headquarters office.

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

Interest Income – Our interest income decreased by $0.2 million in the second quarter of fiscal 2026 compared with the prior year due to decreased cash and lower interest rates on those balances.

Interest Expense – Interest expense for the second quarter of fiscal 2026 of $0.1 million decreased by $0.1 million compared with the prior year primarily due to decreased debt balances as payments have been made in the normal course of business.

Income Taxes

Our income tax benefit for the quarter ended February 28, 2026, was $0.1 million on a pre-tax loss of $(2.1) million, for an effective benefit rate of 3.9%. In the second quarter of fiscal 2025, our income tax provision was $0.3 million on a pre-tax loss of $(1.3) million, for an effective benefit rate of 20.2%. Our effective tax benefit rate for the second quarter of fiscal 2026 was lower than the effective rate for the second quarter of the prior year primarily due to increased non-deductible stock based compensation.

Two Quarters Ended February 28, 2026 Compared with the Two Quarters Ended February 28, 2025

Enterprise Division

North America Segment

The following comparative information is for our North America segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$68,739	100.0	$74,657	100.0	$(5,918)
Cost of revenue	12,029	17.5	12,862	17.2	(833)
Gross profit	56,710	82.5	61,795	82.8	(5,085)
SG&A expenses	45,520	66.2	48,208	64.6	(2,688)
Adjusted EBITDA	$11,190	16.3	$13,587	18.2	$(2,397)

Revenue. For the two quarters ended February 28, 2026, North America segment revenue was $68.7 million compared with $74.7 million in the prior year. North America segment revenues for the first two quarters of fiscal 2026 were adversely impacted by various macroeconomic factors that resulted in lower invoiced amounts in prior periods for our subscription offerings which are recognized pro-ratably over the life of the contact. During the first two quarters of fiscal 2026, North America AAP subscription plus subscription services revenues were $63.1 million compared with $68.0 million in the prior year, reflecting the decline in invoiced amounts during fiscal 2025, reductions in federal government spending, and decreased services revenues. However, we believe the increase in invoiced amounts in the first and second quarters will produce revenue growth in future periods.

Gross Profit. Gross profit was adversely impacted by lower revenue as previously described. North America gross margin for the first two quarters of fiscal 2026 remained strong at 82.5%, and was relatively flat compared with 82.8% in the first half of the prior year.

SG&A Expense. North America segment SG&A expenses decreased primarily due to reduced associate costs, which have been lowered by recent restructuring activities, and by other cost cutting initiatives.

International Segment

The following comparative information is for our International segment in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$20,359	100.0	$20,473	100.0	$(114)
Cost of revenue	4,613	22.7	4,437	21.7	176
Gross profit	15,746	77.3	16,036	78.3	(290)
SG&A expenses	12,286	60.3	14,133	69.0	(1,847)
Adjusted EBITDA	$3,460	17.0	$1,903	9.3	$1,557

Revenue. International revenues for the two quarters ended February 28, 2026, were essentially flat for both our direct offices and licensees when compared with the prior year. Increased sales at our offices in France and the United Kingdom were offset by decreased sales in China. Our China office continues to be adversely impacted by trade tensions and other related factors. Foreign exchange rates had a $0.6 million favorable impact on International segment revenue and a $0.2 million favorable impact on operating results in the first half of fiscal 2026.

Gross Profit. Gross profit in the International segment decreased primarily due to increased costs necessary to deliver our services and products. Gross margin for the first half of fiscal 2026 was 77.3% of revenue compared with 78.3% in the prior year and decreased primarily due to increased fixed costs related to the delivery of live seminars combined with increased costs to support our licensee channel when compared with fiscal 2025.

SG&A Expenses. International SG&A expenses decreased $1.8 million primarily due to cost reduction and efficiency initiatives enacted to offset the impact of essentially flat revenue growth and decreased bad debt expense when compared with the prior year.

Education Division

The following comparative information is for our Education Division in the periods indicated (in thousands):

	Two Quarters		Two Quarters
	Ended		Ended
	February 28,	% of	February 28,	% of
	2026	Sales	2025	Sales	Change
Revenue	$33,593	100.0	$31,529	100.0	$2,064
Cost of revenue	12,910	38.4	11,788	37.4	1,122
Gross profit	20,683	61.6	19,741	62.6	942
SG&A expenses	21,202	63.1	19,788	62.8	1,414
Adjusted EBITDA	$(519)	(1.5)	$(47)	(0.1)	$(472)

Revenue. Education Division revenue for the two quarters ended February 28, 2026, increased 7%, or $2.1 million, compared with the first two quarters of the prior year. The increase in Education Division revenue was primarily due to increased subscription and subscription-related revenue, which was partially offset by decreased classroom and training materials sales. Education Division subscription-related revenue increased primarily due to the delivery of over 500 more training and coaching days than the prior year. Training and coaching days are recognized as revenue when they are delivered. The decrease in classroom and training materials was due in part to a new initiative with a state that began in the first quarter of fiscal 2025 that did not repeat at the same level during the first two quarters of fiscal 2026. The strong growth in training and coaching delivery contributed to 7% growth in Education Division subscription and subscription services revenue in the first two quarters of fiscal 2026. Foreign exchange rates had a $0.2 million favorable impact on Education Division revenue and operating results in the first two quarters of fiscal 2026.

Gross Profit. Education Division gross profit increased primarily due to increased revenue as previously described. Education Division gross margin for the first half of fiscal 2026 declined to 61.6% compared with 62.6% in the prior year primarily due to increased materials and platform costs combined with a change in the mix of services delivered and products sold.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate costs for new personnel, changes to compensation plans, increased commissions on previously deferred revenue, increased cost allocations from shared services, and increases to the allowance for credit losses.

Other Operating Expense Items

Depreciation Expense – Our depreciation expense for the two quarters ended February 28, 2026, increased $0.3 million to $2.2 million, primarily from assets acquired in connection with our new headquarters office. We currently anticipate that depreciation expense will total approximately $4.5 million in fiscal 2026.

Amortization Expense – Compared with the prior year, our amortization expense for the first two quarters of fiscal 2026 decreased $0.8 million to $1.4 million primarily due to the re-evaluation of the useful lives of content and license rights originally acquired in the merger with the Covey Leadership Center as these intangible assets continue to be some of our primary revenue and cash flow generating assets. We currently anticipate our finite-lived intangible asset amortization expense will total $3.0 million in fiscal 2026.

Interest Income – For the two quarters ended February 28, 2026, our interest income decreased by $0.4 million to $0.1 million due to decreased cash balances and lower interest rates on those balances.

Interest Expense – Interest expense for the first half of fiscal 2026 decreased $0.1 million to $0.2 million compared with the first half of fiscal 2025 due to decreased debt balances as payments have been made in the normal course of business.

Income Taxes

Our income tax benefit for the first two quarters of fiscal 2026 was $0.4 million on a pre-tax loss of $(5.7) million, for an effective benefit rate of 7.4%, compared with and effective tax rate of 56.1% through February 28, 2025, when we recorded income tax expense of $0.1 million on pre-tax income of $0.2 million. Our effective benefit rate in the first two quarters of fiscal 2026 was reduced primarily due to non-deductible stock-based compensation expense. Our effective tax rate in the first half of fiscal 2025 was higher than normal due to near break-even pre-tax income for the period.

We currently estimate that our effective tax rate will normalize during the remainder of fiscal 2026 to approximately 37%, which is higher than normal statutory rates primarily due to non-deductible stock based compensation.

We paid $0.3 million of cash for taxes during the two quarters ended February 28, 2026. Our cash paid for taxes in the first two quarters of fiscal 2026 was significantly less than cash paid in fiscal 2025 primarily due to payments made for the fiscal 2024 income tax provision, which was significantly larger than the fiscal 2025 tax provision. We anticipate our total cash paid for income taxes over the coming years will approximate our total income provision on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At February 28, 2026 we had over $76 million of available liquidity, which consisted of $13.7 million in cash combined with our full available $62.5 million revolving credit facility. Of our $13.7 million of cash on February 28, 2026, $7.5 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, opportunistic purchases of our common stock, working capital expansion, and capital expenditures (including curriculum development).

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

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At February 28, 2026, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2026.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first two quarters of fiscal 2026 increased $3.6 million, or 28%, to $16.4 million compared with $12.8 million in the first half of fiscal 2025. The increase in cash flows from operating activities was primarily attributable to favorable changes in working capital balances, which featured improved collections of receivables compared with the first quarter of fiscal 2026 and continued increases in invoiced amounts. These improvements offset lower operating income in the first half of fiscal 2026 compared with the prior year. We expect our cash flows from operating activities will continue to improve during fiscal 2026; however certain conditions are beyond our control, including ongoing difficulties in the macroeconomic environment, geopolitical tensions, and further governmental actions, and our cash flows from operating activities may be less than our current expectations.

Cash Flows Used For Investing Activities and Capital Expenditures

For the two quarters ended February 28, 2026, our cash used for investing activities totaled $6.8 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

In the first half of fiscal 2026, we spent $4.1 million on the development of our various offerings and related content. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our cash used for curriculum development will total between approximately $8 million and $10 million in fiscal 2026.

Our cash used for purchases of property and equipment during the first two quarters of fiscal 2026 totaled $2.8 million and consisted primarily of leasehold improvements on our new corporate headquarters, and computer software and hardware. We currently anticipate that our cash used for purchases of property and equipment will total between approximately $5 million and $7 million in fiscal 2026.

Cash Flows Used For Financing Activities

In the first two quarters of fiscal 2026, our net cash used for financing activities totaled $27.6 million. Our primary use of financing cash was $28.1 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards (Note 2). Partially offsetting our use of cash for purchasing shares of our common stock for treasury were $0.6 million of proceeds received from our ESPP participants to purchase shares of common stock during the first half of fiscal 2026. We utilized proceeds from our available line of credit to facilitate purchases of common stock during the second quarter of fiscal 2026. However, we repaid the outstanding balance on the line of credit prior to February 28, 2026.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. This purchase plan was completed in January 2026.

Our uses of financing cash during the remainder of fiscal 2026 may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period except as required by any outstanding 10b5-1 purchase plan.

Sources of Liquidity

We expect to pay the liabilities from our leases and notes payable; pay for projected capital expenditures; and meet other obligations in fiscal 2026 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. We have a credit agreement (the 2023 Credit Agreement) which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for at least the upcoming 12 months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, opportunistic purchases of our common stock, and other factors. Some of the factors that influence our operations are not within our control, such as general economic conditions, business conditions in international locations, geopolitical tensions in various locations, and the introduction of new offerings or technology by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•
Associate and Consultant Compensation
•
Information Technology Expenditures
•
Content Development Costs
•
Income Taxes
•
Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. During the quarter ended February 28, 2026, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2026, our expectations regarding a new go-to-market strategy, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, expected effective income tax rates, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the expected impact of the resolution of significant macroeconomic issues and geopolitical tensions, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; macroeconomic risks; litigation; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At February 28, 2026, our long-term obligations primarily consisted of a fixed rate note payable from the purchase of Strive Talent, Inc., and long-term leasing arrangements. Since our long-term obligations have fixed interest rates, our overall interest rate sensitivity is currently influenced by any amounts borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 5.3% on February 28, 2026. As of February 28, 2026, there were no outstanding borrowings under the 2023 Credit Agreement and, therefore, a change in interest rates would not materially affect our interest expense and cash flows.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended February 28, 2026.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Franklin Saltlake LLC, the former landlord (the Landlord) for the leased premises that housed the Company’s corporate offices previously located at 2200 West Parkway Blvd, Salt Lake City, Utah, filed suit against a subsidiary, Franklin Development Corporation (Franklin Development), on December 20, 2024, in Third District Court, Salt Lake County, Utah. The original complaint alleged that Franklin Development breached the lease by failing to make certain repairs and replacements to equipment on the premises. The Landlord originally sought approximately $2.3 million in damages and a right to enter the premises to make the alleged repairs. The Company vacated the premises on June 30, 2025. The Landlord filed a supplemental complaint on September 18, 2025, alleging approximately $5 million in damages and that Franklin Development is in holdover. The Landlord now seeks no less than $9.2 million in damages. Franklin Development denies all material allegations; contends that the premises and associated equipment were in sound operating condition as of June 30, 2025, and asserts that the Landlord’s demands are contrary to the language of the lease and reasonable commercial practice. Franklin Development answered the supplemental complaint and filed a counterclaim on October 2, 2025, asserting claims for breach of the covenant of good faith and fair dealing and declaratory relief. The parties engaged in fact discovery, which closed on March 2, 2026, and are now engaged in expert discovery. Franklin Development continues to vigorously defend against this suit, but, given the current stage of litigation, any outcome remains uncertain.

Item 1A. RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first two quarters of fiscal 2026.

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

On December 20, 2024, our previous Landlord filed a lawsuit alleging breach of lease for failure to perform certain equipment repairs and replacements. While we believe that the premises and associated equipment remain in sound operating condition, and that no such repair is warranted or needed and we intend to respond to all claims vigorously, we cannot predict with certainty the outcome of current or future legal proceedings. The outcome of legal proceedings, whether or not meritorious, is inherently uncertain. Defending against claims requires significant management attention and financial resources. We may incur costs through defense expenses, settlements, or adverse judgments. These proceedings could materially harm our business operations, financial results and condition, management focus and resources, and reputation and brand value. The costs and distractions of litigation, particularly if claims increase in scope or number, could materially impact our business success and shareholder value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 1, 2025 to December 31, 2025	497,544	$16.56	497,544	$28,024

January 1, 2026 to January 31, 2026	423,805	$19.59	423,805	$19,720

February 1, 2026 to February 28, 2026	-	$-	-	$19,720

Total Common Shares	921,349	$17.95	921,349

(1)
On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions and this plan was completed in January 2026. In addition to shares repurchased under our repurchase plan, we also acquired approximately 25,000 shares of our common stock during the quarter from shares withheld for income taxes on stock-based compensation awards at an average price of $17.61 per share. These shares are not included in the table above.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended February 28, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

FRANKLIN COVEY CO.

Date: April 8, 2026	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 8, 2026	By:	/s/ Jessica G. Betjemann
Jessica G. Betjemann
Chief Financial Officer
(Principal Financial Officer)