Form 10-Q
period 2026-05-31
FRANKLIN COVEY CO
filed 2026-07-07
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

11,293,873 shares of common stock, $0.05 par value per share, as of June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	May 31,	August 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,972	$31,698
Accounts receivable, less allowance for credit losses of $2,091 and $2,929	50,285	68,415
Inventories	5,804	5,165
Prepaid expenses and other current assets	23,745	24,199
Total current assets	91,806	129,477

Property and equipment, net	12,557	14,324
Intangible assets, net	31,843	34,551
Goodwill	31,220	31,220
Deferred income tax assets	242	231
Other long-term assets	30,342	33,109
	$198,010	$242,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$-	$823
Accounts payable	6,424	8,780
Deferred revenue	92,950	106,534
Customer deposits	20,027	16,327
Accrued liabilities	20,728	24,828
Total current liabilities	140,129	157,292

Other liabilities	10,921	14,718
Deferred income tax liabilities	4,024	3,991
Total liabilities	155,074	176,001

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	229,260	230,251
Retained earnings	124,086	126,272
Accumulated other comprehensive loss	(1,170)	(1,032)
Treasury stock at cost, 15,756 shares and 14,565 shares	(310,593)	(289,933)
Total shareholders’ equity	42,936	66,911
	$198,010	$242,912

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenue	$67,807	$67,121	$191,499	$195,819
Cost of revenue	17,710	15,799	47,755	46,040
Gross profit	50,097	51,322	143,744	149,779

Selling, general, and administrative	43,263	46,232	132,882	138,468
Restructuring costs	696	4,739	5,650	6,723
Building exit costs	143	444	1,272	498
Depreciation	1,185	1,012	3,424	2,979
Amortization	614	1,098	1,971	3,294
Income (loss) from operations	4,196	(2,203)	(1,455)	(2,183)

Interest income	24	211	169	765
Interest expense	(54)	(135)	(241)	(470)
Income (loss) before income taxes	4,166	(2,127)	(1,527)	(1,888)
Income tax benefit (provision)	(1,081)	718	(659)	584
Net income (loss)	$3,085	$(1,409)	$(2,186)	$(1,304)

Net income (loss) per share:
Basic and diluted	$0.27	$(0.11)	$(0.19)	$(0.10)

Weighted average number of common shares:
Basic	11,260	12,891	11,630	13,028
Diluted	11,451	12,891	11,630	13,028

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,085	$(1,409)	$(2,186)	$(1,304)
Foreign currency translation adjustments, net of income taxes of $0, $0, $0, and $0	(8)	149	(138)	(95)
Comprehensive income (loss)	$3,077	$(1,260)	$(2,324)	$(1,399)

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	May 31,	May 31,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,186)	$(1,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,395	6,273
Amortization of capitalized curriculum costs	4,078	3,269
Stock-based compensation	5,591	5,730
Deferred income taxes	33	12
Amortization of right-of-use operating lease assets	640	392
Gain on license obligation restructuring	(338)	-
Changes in assets and liabilities:
Decrease in accounts receivable, net	18,096	36,253
Increase in inventories	(640)	(42)
Decrease in prepaid expenses and other assets	4,329	2,429
Decrease in accounts payable and accrued liabilities	(4,105)	(9,931)
Decrease in deferred revenue and customer deposits	(12,022)	(15,756)
Decrease in income taxes payable/receivable	(734)	(7,662)
Decrease in other long-term liabilities	(661)	(624)
Net cash provided by operating activities	17,476	19,039

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,920)	(4,050)
Curriculum development costs	(5,079)	(4,095)
Reacquisition of license rights	-	(324)
Net cash used for investing activities	(8,999)	(8,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	11,677	-
Payments on line of credit borrowings	(11,677)	-
Payments on notes payable	(835)	(835)
Principal payments on financing obligation	-	(2,890)
Purchases of common stock for treasury	(28,118)	(22,991)
Proceeds from sales of common stock held in treasury	876	1,103
Net cash used for financing activities	(28,077)	(25,613)
Effect of foreign currency exchange rates on cash and cash equivalents	(126)	87
Net decrease in cash and cash equivalents	(19,726)	(14,956)
Cash and cash equivalents at the beginning of the period	31,698	48,663
Cash and cash equivalents at the end of the period	$11,972	$33,707

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$429	$7,050
Cash paid for interest	202	428

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum financed by accounts payable	$1,079	$751
Consideration for reacquired license rights from liabilities of seller	-	168
Acquisition of right-of-use operating lease assets for operating lease liabilities	310	6,256
Acquisition of content rights financed by accrued liabilities and other liabilities	-	678

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands and unaudited)

					Accumulated
	Common	Common	Additional		Other	Treasury	Treasury
	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount
Balance at August 31, 2025	27,056	$1,353	$230,251	$126,272	$(1,032)	(14,565)	$(289,933)
Issuance of common stock from treasury			(2,353)			136	2,643
Purchases of common shares for treasury						(624)	(11,123)
Stock-based compensation			1,429
Cumulative translation adjustments					(206)
Net loss				(3,289)
Balance at November 30, 2025	27,056	1,353	229,327	122,983	(1,238)	(15,053)	(298,413)
Issuance of common stock from treasury			(1,579)			93	1,847
Purchases of common shares for treasury						(946)	(16,988)
Stock-based compensation			2,664
Unvested stock award			(802)			40	802
Cumulative translation adjustments					76
Net loss				(1,982)
Balance at February 28, 2026	27,056	1,353	229,610	121,001	(1,162)	(15,866)	(312,752)
Issuance of common stock from treasury			(1,847)			111	2,166
Purchases of common shares for treasury						(1)	(7)
Stock-based compensation			1,497
Cumulative translation adjustments					(8)
Net income				3,085
Balance at May 31, 2026	27,056	$1,353	$229,260	$124,086	$(1,170)	(15,756)	$(310,593)

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

The results of operations for the quarter and three quarters ended May 31, 2026, are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2026, or for any future periods.

Inventories

Our inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method, and were comprised of finished goods at each of the balance sheet dates presented in this report.

Reclassifications

Certain expenses in our fiscal 2025 condensed consolidated statements of operations have been reclassified to conform with the current period presentation. Expenses related to the movement of our corporate headquarters incurred during the third quarter of fiscal 2025, which totaled $0.4 million, and for the three quarters ended May 31, 2025, which totaled $0.5 million, were reclassified from selling, general, and administrative expense to building exit costs.

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

NOTE 2 – PURCHASES OF COMMON STOCK

Our purchases of common stock during the first three quarters of fiscal 2026 consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards. Our stock-based compensation plans allow shares to be withheld to cover statutory income taxes if elected by the award recipient. These shares are valued at the market price on the date the awards were issued. Our fiscal 2026 purchases of common stock through May 31, 2026, consisted of the following (in thousands):

	Shares	Cost
Shares withheld for taxes on stock-
based compensation awards	68	$1,179
Open market purchases	1,503	26,939
	1,571	$28,118

On August 14, 2025 we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in January 2026. We did not purchase any shares of our common stock on the open market during the third quarter of fiscal 2026.

NOTE 3 – REVENUE

Contract Balances

Our deferred revenue totaled $96.0 million at May 31, 2026, and $111.7 million at August 31, 2025, of which $3.0 million and $5.1 million were classified as components of other long-term liabilities at May 31, 2026 and August 31, 2025, respectively. During the quarter and three quarters ended May 31, 2026, we recognized $42.5 million and $118.0 million of previously deferred revenue.

Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from subscription services and related professional and other services. Deferred revenue is recognized in revenue as the applicable revenue recognition criteria are met. We generally invoice customers in annual installments upon execution of a contract, including contractually committed services. We recognize contractually committed services revenue as the services are delivered. The Leader in Me membership offering is bifurcated into a portal membership obligation and coaching and materials delivery obligations. We have determined that it is appropriate to recognize revenue related to the portal membership over the term of the underlying contract and to recognize revenue from coaching as those services are performed or as materials are shipped. The combined contract amount is recorded in deferred revenue until the performance obligations are satisfied. Any additional coaching or training days which are contracted independent of a Leader in Me membership are recorded as revenue in accordance with our general policy for services and products as described in our Annual Report. During the first three quarters of fiscal 2026, we entered into non-cancelable contracts for the delivery of the All Access Pass (AAP) and related services and materials in the Enterprise Division. These contract amounts are recorded in deferred revenue until the performance obligations are satisfied or until the end of the contract term.

Remaining Performance Obligations

Whenever possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Remaining transaction price represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as inflation, the average length of the contract term, and the ability of the Company to continue to enter into multi-year non-cancellable contracts. At May 31, 2026, we had $157.1 million of remaining performance obligations, including our deferred revenue. The remaining performance obligation does not include customer deposits, as these amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Disaggregated Revenue Information

Refer to Note 7, Segment Information, to these unaudited condensed consolidated financial statements for our disaggregated revenue disclosure.

NOTE 4 – STOCK-BASED COMPENSATION

Our stock-based compensation expense was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Long-term incentive awards	$1,222	$1,741	$3,284	$4,270
Strive acquisition compensation	-	160	1,469	525
Unvested stock awards	210	240	670	720
Employee stock purchase plan	65	76	168	215
	$1,497	$2,217	$5,591	$5,730

During the quarter and three quarters ended May 31, 2026, we issued 110,222 shares and 379,936 shares, respectively, of our common stock under various stock-based compensation arrangements, including shares sold through our employee stock purchase plan (ESPP).

Fiscal 2026 Long-Term Incentive Plan Award

On November 13, 2025, the Organization and Compensation Committee granted a new long-term incentive plan (LTIP) award to our executive officers and other members of management. The fiscal 2026 LTIP award consists of three tranches, one with a time-based vesting condition and two with performance-based vesting conditions as described below:

•
Time-Based Award Shares – 25% of a participant’s fiscal 2026 LTIP award shares vest over a three-year service period. The 2026 LTIP time-based awards step-vest with one-third vesting in each of November 2026, 2027, and 2028. The total number of time-based shares that may be earned by participants in the 2026 LTIP award is 76,668 shares (adjusted for forfeitures). The number of shares awarded in this tranche is not variable and will not fluctuate based on financial or performance measures.
•
Performance-Based Award Shares – The remaining 75% of a participant’s fiscal 2026 LTIP award is based on cumulative net revenue and cumulative Adjusted EBITDA achieved over a three-year measurement period consisting of fiscal 2026, fiscal 2027, and fiscal 2028. 70% of the performance-based shares will be earned on cumulative net revenue and 30% of the performance-based shares will be earned on cumulative Adjusted EBITDA. The number of shares that eventually vest to participants in this tranche is variable and may be 50% of the award (minimum award threshold) or up to 175% of the participant’s award (maximum threshold). The number of shares that may be earned for achieving 100% of the performance-based objectives totals 222,755 shares (adjusted for forfeitures). The maximum number of shares that may be awarded in connection with the performance-based tranches of the 2026 LTIP totals 389,805 shares.

Strive Acquisition Amendment

In connection with the fiscal 2021 acquisition of Strive Talent, Inc. (Strive), the former principal owner of Strive was entitled to earn up to approximately $4.2 million of additional consideration based on All Access Pass subscription and subscription services revenue over a five-year measurement period ending on May 31, 2026. These contingent payments were only earned if the former principal owner remained employed through the first four years of the measurement period. In an effort to retain the former principal owner of Strive, the Company and the former principal owner agreed to a modification of the acquisition agreement. In exchange for continued employment through February 27, 2026, the Company agreed to pay the former principal owner of Strive the remaining $1.4 million of unearned contingent consideration. The Company issued 80,434 shares of its common stock under the terms of this modification agreement in the third quarter of fiscal 2026.

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

Fiscal 2026 Board of Director Unvested Stock Award

Our annual unvested stock award granted to non-employee members of the Board of Directors is administered under the terms of our omnibus incentive plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock as part of their compensation. The annual award is generally granted in January of each year on the same day as our annual shareholders’ meeting. For the fiscal 2026 award, each eligible director received a whole share grant equal to $120,000 with a one-year vesting period. Our Board of Directors unvested stock award activity during the three quarters ended May 31, 2026 consisted of the following:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested stock awards at August 31, 2025	27,336	$35.12
Granted	40,446	20.77
Forfeited	-	-
Vested	(27,336)	35.12
Unvested stock awards at May 31, 2026	40,446	$20.77

Employee Stock Purchase Plan

We have an ESPP that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each fiscal quarter. During the quarter and three quarters ended May 31, 2026, we sold 28,355 shares and 65,892 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

First Quarter Restructuring Costs

During the first quarter of fiscal 2026, we expensed $3.4 million for restructuring costs to streamline our organizational structure and reduce ongoing operating costs. The restructuring charge was comprised of severance costs to approximately 45 associates who were impacted by the event. Approximately $2.3 million of the restructuring charge was attributable to the North America segment, $0.4 million was for the International segment, and $0.7 million was for the Education Division. We paid the majority of these severance benefits during the first three quarters of fiscal 2026 and at May 31, 2026, we had $0.1 million of these costs remaining in accrued liabilities on our condensed consolidated balance sheet for this restructuring event.

Long-Term Restructuring Plan

During the second quarter of fiscal 2026, we initiated a long-term restructuring plan that is designed to streamline and simplify our operating model, focus investment in growth areas, improve processes, consolidate and centralize certain functions, and provide organizational focus to realign talent with current and expected business needs. This restructuring plan is expected to span four or five quarters and may incur various costs to implement the organizational and process changes.

In the quarter ended February 28, 2026, we expensed $1.5 million of costs related to the long-term restructuring plan. These costs were comprised primarily of severance and related expenses for 7 employees and are expected to be paid out over the next two quarters. Approximately $1.5 million was attributable to our North America segment and approximately $30,000 was attributable to our International segment. At May 31, 2026, we had $0.3 million remaining in accrued liabilities on our condensed consolidated balance sheet for the second quarter restructuring costs.

During the quarter ended May 31, 2026, we expensed $0.7 million of restructuring costs in connection with the long-term restructuring plan. These costs were primarily for severance and related expenses for 11 employees and are expected to be paid out over the next two quarters. Approximately $0.6 million of the restructuring charge was attributable to our International segment and $0.1 million was attributable to our North America segment. At May 31, 2026, we had $0.1 million included in accrued liabilities on our condensed consolidated balance sheet for these restructuring activities.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following schedule shows the calculation of net income (loss) per common share for the periods presented (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Numerator for basic and diluted income per share:
Net income (loss)	$3,085	$(1,409)	$(2,186)	$(1,304)

Denominator for basic and diluted income per share:
Basic weighted average shares outstanding	11,260	12,891	11,630	13,028
Effect of dilutive securities:
Stock-based compensation awards	191	-	-	-
Diluted weighted average shares outstanding	11,451	12,891	11,630	13,028

EPS Calculations:
Net income (loss) per share:
Basic and diluted	$0.27	$(0.11)	$(0.19)	$(0.10)

Since we incurred a net loss for the three quarters ended May 31, 2026, no potentially dilutive securities are included in the calculation of net loss per share for that period because their inclusion would be anti-dilutive. The number of dilutive stock-based compensation awards for the three quarters ended May 31, 2026 would have been approximately 154,000 shares. The number of dilutive stock-based compensation awards for the quarter and three quarters ended May 31, 2025 was approximately 72,000 and 116,000, respectively.

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
•
International – Our International segment includes the operations of our international direct offices and international licensees. Our international direct offices provide the same offerings and content in countries outside of North America, which includes Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. The independently owned international licensees provide our offerings and services in countries where we do not have a directly-owned office. Our licensee network allows us to expand the reach of our services to large multinational organizations as well as smaller organizations in their countries.

•
Education Practice – Centered around the principles found in the Leader in Me, the Education practice is dedicated to helping educational institutions build a culture that will produce great results. We believe these results are manifested by increases in student performance, improved school culture, decreased disciplinary issues, and increased teacher engagement and parental involvement. This segment includes our domestic and international Education practice operations, including our international education licensees, which are focused on sales to educational institutions such as elementary schools, middle schools, high schools, and colleges and universities.

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

Quarter Ended	North		Education	Segment
May 31, 2026	America	International	Division	Total
Net revenue	$38,024	$10,052	$18,998	$67,074
Cost of revenue	7,811	2,436	7,062	17,309
Associate costs	20,003	4,593	8,588	33,184
Other segment items	2,462	950	1,663	5,075
Segment Adjusted EBITDA	$7,748	$2,073	$1,685	11,506

Other revenues				733
Less:
Unallocated corporate expenses(1)				3,908
Stock-based compensation				1,497
Restructuring costs				696
Building exit costs				143
Depreciation				1,185
Amortization				614
Income from operations				4,196
Interest income				24
Interest expense				(54)
Income before income taxes				$4,166

Reconciliation of revenue:
Segment revenues	$67,074
Other revenues(2)	733
Consolidated revenue	$67,807

Quarter Ended	North		Education	Segment
May 31, 2025	America	International	Division	Total
Net revenue	$37,054	$10,212	$18,640	$65,906
Cost of revenue	6,346	2,343	6,413	15,102
Associate costs	21,295	5,023	8,294	34,612
Other segment items	3,212	1,184	1,880	6,276
Segment Adjusted EBITDA	$6,201	$1,662	$2,053	9,916

Other revenues				1,215
Less:
Unallocated corporate expenses(1)				3,824
Stock-based compensation				2,217
Restructuring costs				4,739
Building exit costs				444
Depreciation				1,012
Amortization				1,098
Loss from operations				(2,203)
Interest income				211
Interest expense				(135)
Loss before income taxes				$(2,127)

Reconciliation of revenue:
Segment revenues	$65,906
Other revenues(2)	1,215
Consolidated revenue	$67,121

Three Quarters Ended	North		Education	Segment
May 31, 2026	America	International	Division	Total
Net revenue	$106,763	$30,410	$52,590	$189,763
Cost of revenue	19,840	7,048	19,970	46,858
Associate costs	59,333	14,421	25,932	99,686
Other segment items	8,652	3,408	5,522	17,582
Segment Adjusted EBITDA	$18,938	$5,533	$1,166	25,637

Other revenues				1,736
Less:
Unallocated corporate expenses(1)				11,258
Stock-based compensation				5,591
Restructuring costs				5,650
Building exit costs				1,272
Gain on license obligation restructure				(338)
Depreciation				3,424
Amortization				1,971
Loss from operations				(1,455)
Interest income				169
Interest expense				(241)
Loss before income taxes				$(1,527)

Reconciliation of revenue:
Segment revenues	$189,763
Other revenues(2)	1,736
Consolidated revenue	$191,499

Three Quarters Ended	North		Education	Segment
May 31, 2025	America	International	Division	Total
Net revenue	$111,711	$30,685	$50,169	$192,565
Cost of revenue	19,208	6,780	18,201	44,189
Associate costs	62,683	15,291	24,860	102,834
Other segment items	10,032	5,049	5,102	20,183
Segment Adjusted EBITDA	$19,788	$3,565	$2,006	25,359

Other revenues				3,254
Less:
Unallocated corporate expenses(1)				11,572
Stock-based compensation				5,730
Restructuring costs				6,723
Building exit costs				498
Depreciation				2,979
Amortization				3,294
Loss from operations				(2,183)
Interest income				765
Interest expense				(470)
Loss before income taxes				$(1,888)

Reconciliation of revenue:
Segment revenues	$192,565
Other revenues(2)	3,254
Consolidated revenue	$195,819

(1) Unallocated corporate expenses primarily consist of administrative overhead expenses.

(2) Other revenues consist of shipping and handling revenue, leasing revenue (in fiscal 2025), and royalty revenue from Franklin Planner Corp.

Disaggregated Revenue

The following table presents our revenue disaggregated by geographic region (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Americas	$58,073	$57,011	$161,803	$165,469
Asia Pacific	5,352	5,609	16,056	17,209
Europe/Middle East/Africa	4,382	4,501	13,640	13,141
	$67,807	$67,121	$191,499	$195,819

The following table presents our revenue disaggregated by our significant revenue generating activities. Sales of services and products include training and consulting services and related products such as training manuals and contractually committed materials and services sold in connection with an All Access Pass or Leader in Me membership. Subscription revenue includes sales of our subscription services such as the All Access Pass and Leader in Me membership, including Education training and coaching days which are contracted with the Leader in Me membership. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement. Leases and Other revenue is primarily comprised of fiscal 2025 lease revenues from sub-leases for space at our previous corporate headquarters campus and from shipping and handling revenues (in thousands).

	Services and			Leases and
Quarter Ended May 31, 2026	Products	Subscription	Royalties	Other	Consolidated
Enterprise Division:
North America	$15,383	$22,040	$601	$-	$38,024
International	4,981	2,872	2,199	-	10,052
	20,364	24,912	2,800	-	48,076
Education practice	5,168	13,054	776	-	18,998
Corporate	-	-	298	435	733
Consolidated	$25,532	$37,966	$3,874	$435	$67,807

Quarter Ended May 31, 2025
Enterprise Division:
North America	$14,139	$22,534	$381	$-	$37,054
International	5,346	2,475	2,391	-	10,212
	19,485	25,009	2,772	-	47,266
Education practice	6,214	11,774	652	-	18,640
Corporate	-	-	298	917	1,215
Consolidated	$25,699	$36,783	$3,722	$917	$67,121

Three Quarters Ended May 31, 2026
Enterprise Division:
North America	$39,831	$65,852	$1,080	$-	$106,763
International	14,641	8,455	7,314	-	30,410
	54,472	74,307	8,394	-	137,173
Education practice	12,438	36,848	3,304	-	52,590
Corporate	-	-	895	841	1,736
Consolidated	$66,910	$111,155	$12,593	$841	$191,499

Three Quarters Ended May 31, 2025
Enterprise Division:
North America	$42,358	$68,353	$1,000	$-	$111,711
International	14,807	8,121	7,757	-	30,685
	57,165	76,474	8,757	-	142,396
Education practice	14,566	32,334	3,269	-	50,169
Corporate	-	-	649	2,605	3,254
Consolidated	$71,731	$108,808	$12,675	$2,605	$195,819

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

For Franklin Covey, fiscal 2025 was a year of transition and transformation as we initiated a new go-to-market and sales strategy in North America. In addition, our fiscal 2025 results of operations were adversely impacted by various macroeconomic factors, including reduced U.S. federal government spending and geopolitical tensions that produced instability in certain regions of the world. This resulted in a reduction of invoiced amounts and net revenue for fiscal 2025, which will continue to impact fiscal 2026 as we recognize a lower base of previously deferred revenue. Despite these headwinds, we have retained the vast majority of our client base and now with the bulk of our revenue-generating transformation investments nearly completed, we believe these efforts are beginning to produce growth in invoiced amounts in fiscal 2026. We view fiscal 2026 to be a year of execution, generating solid growth of invoiced amounts in Enterprise North America, and believe fiscal 2027 will continue the momentum and provide increased reported revenue, Adjusted EBITDA, and cash flow. We believe the transformative investments made in our Enterprise North America go-to-market strategy plus our continued investments in content and technology position us for meaningful growth in the future.

During the third quarter of fiscal 2026, we continued to be encouraged by growth in Enterprise North America invoiced amounts, which also saw growth in the first half of fiscal 2026. The Education Division also saw invoiced growth during the third quarter despite an unexpected budget reduction for education spending in a state which has a state-wide Leader in Me initiative. We believe invoiced amounts are a primary lead metric that demonstrates the positive momentum building from our go-to-market investments. In the third quarter of fiscal 2026, we were able to translate this operational momentum into increased revenue and Adjusted EBITDA compared with the prior year.

Our consolidated revenue for the quarter ended May 31, 2026, increased 1% to $67.8 million compared with $67.1 million in the prior year, and reflected increased invoiced amounts and increased subscription revenue. Revenue growth in the third quarter was partially offset by a $0.5 million decrease in sublease revenue following the exit from our previous headquarters campus. Foreign exchange rates had a $0.3 million favorable impact on our consolidated revenues and an insignificant impact on operating results and Adjusted EBITDA in the third quarter of fiscal 2026. The Company’s revenue performance for the quarter ended May 31, 2026, included the following key metrics:

o
Enterprise Division revenues for the third quarter of fiscal 2026 increased 2% to $48.1 million compared with $47.3 million in fiscal 2025. Enterprise Division revenue performance benefitted from a $1.0 million increase in North America segment revenues, which were partially offset by decreased International segment revenues in the quarter. Revenue performance in our North America segment was favorably impacted by increased invoiced amounts in the first half of fiscal 2026, but growth was still muted by the effects of canceled government contracts, geopolitical tensions, and other macroeconomic difficulties, which significantly lowered invoiced amounts in fiscal 2025 and continues to impact revenue in fiscal 2026 as we recognize previously deferred amounts. Despite ongoing uncertainties and difficulties in the macroeconomic environment, we were encouraged by continued growth in invoiced amounts in the North America segment in the first three quarters of fiscal 2026.
o
Education Division revenues in the third quarter of fiscal 2026 increased 2% to $19.0 million compared with the third quarter of fiscal 2025. The increase in Education Division revenue was primarily due to increased subscription revenue, which was partially offset by decreased classroom and training materials sales. Education Division subscription revenue increased by 11% primarily due to the delivery of more training and coaching days. Total training and coaching days delivered in the third quarter increased by over 200 days compared with fiscal 2025. The decrease in classroom and training materials was primarily due to state-wide initiatives in fiscal 2025 that did not repeat as a result of budget cuts or did not repeat at the same level due to the timing of implementation compared with the prior year. Sharp reductions in the funding for health and human services and education initiatives in one of the states had a significant adverse impact on our third quarter revenue and invoiced amounts. While we remain hopeful that some of these funds will be restored in future periods, the timing and amount of this restored governmental funding remains uncertain.
o
Consolidated subscription and subscription services revenues for the third quarter of fiscal 2026 totaled $57.5 million compared with $57.7 million in the third quarter of fiscal 2025. For the quarter ended May 31, 2026, subscription and contractually committed invoiced amounts increased $5.3 million, or 17%, to $37.0 million compared with $31.7 million in the same period of fiscal 2025.
o
Consolidated deferred revenue on May 31, 2026, increased $6.7 million, or 7%, to $96.0 million compared with $89.3 million on May 31, 2025.
o
As of May 31, 2026, 59% of our North America AAP contracts are for at least two years, compared with 58% at May 31, 2025, and the percentage of contracted amounts represented by multi-year contracts was 60% compared with 62% at May 31, 2025.
o
Unbilled deferred revenue on May 31, 2026, was $61.1 million compared with $62.0 million on May 31, 2025. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following is a summary of other unaudited consolidated financial information from the third quarter of fiscal 2026, which ended on May 31, 2026:

•
Cost of Revenue/Gross Profit – For the quarter ended May 31, 2026, our cost of revenue totaled $17.7 million compared with $15.8 million in the prior year. Gross profit in the third quarter of fiscal 2026 was $50.1 million compared with $51.3 million in the prior year. The decrease in gross profit was primarily due to increased costs which led to a decline in our gross margin to 73.9% of revenue compared with 76.5% in the prior year. The decrease in our gross margin was primarily due to increased costs related to the delivery of training and coaching services, a change in the mix of services delivered and products sold during the quarter, and increased amortization of capitalized curriculum expense.
•
Operating Expenses – Our operating expenses for the quarter ended May 31, 2026 totaled $45.9 million, a $7.6 million decrease compared with the prior year. Reduced operating expenses were primarily the result of a $4.0 million reduction in restructuring charges and a $3.0 million decrease in selling, general, and administrative (SG&A) expenses, including a $0.7 million decrease in stock-based compensation. While we continued to execute on the long-term restructuring plan initiated in the second quarter of fiscal 2026, our restructuring activities were significantly less than in the third quarter of the prior year. SG&A expenses decreased primarily from ongoing restructuring and cost reduction activities which had a favorable impact on various areas of our operations.
•
Income Taxes – Our income tax provision for the quarter ended May 31, 2026, was $1.1 million on pre-tax income of $4.2 million, for an effective tax rate of 25.9%. In the third quarter of fiscal 2025, our income tax benefit was $0.7 million on a pre-tax loss of $(2.1) million, for an effective tax benefit rate of 33.8%. The effective tax rate for the third quarter of fiscal 2026 was lower than the effective tax benefit rate for the third quarter of the prior year primarily due to the impact of creditable foreign taxes.
•
Net Income and Adjusted EBITDA – For the third quarter of fiscal 2026, we recognized net income of $3.1 million, or $0.27 per diluted share, compared with a net loss of $(1.4) million, or $(0.11) per share, in the third quarter of fiscal 2025, reflecting the factors previously discussed. Our Adjusted EBITDA for the quarter ended May 31, 2026, increased $1.0 million, or 14%, to $8.3 million compared with $7.3 million in fiscal 2025. Foreign exchange rates had a $0.3 million favorable impact on our Adjusted EBITDA for the quarter ended May 31, 2026.
•
Liquidity and Financial Position – Our liquidity and financial position remained strong throughout the first three quarters of fiscal 2026. At May 31, 2026, we had over $74 million of available liquidity which consisted of $12.0 million of cash and our full available $62.5 million line of credit even after using $28.1 million of cash to purchase shares of our common stock for treasury during the first three quarters of fiscal 2026.

Further details regarding our results for the quarter and three quarters ended May 31, 2026, are provided throughout the following Management’s Discussion and Analysis.

Segment Results of Operations and Analysis

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following third quarter comparative information is for our North America segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$38,024	100.0	$37,054	100.0	$970
Cost of revenue	7,811	20.5	6,346	17.1	1,465
Gross profit	30,213	79.5	30,708	82.9	(495)
SG&A expenses	22,465	59.1	24,507	66.1	(2,042)
Adjusted EBITDA	$7,748	20.4	$6,201	16.7	$1,547

The following comparative year-to-date information is for our North America segment in the periods indicated (in thousands):

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$106,763	100.0	$111,711	100.0	$(4,948)
Cost of revenue	19,840	18.6	19,208	17.2	632
Gross profit	86,923	81.4	92,503	82.8	(5,580)
SG&A expenses	67,985	63.7	72,715	65.1	(4,730)
Adjusted EBITDA	$18,938	17.7	$19,788	17.7	$(850)

Revenue. For the quarter ended May 31, 2026, North America segment revenue increased 3%, or $1.0 million, to $38.0 million. North America segment revenues were positively impacted by higher service revenue which was partially offset by lower recognized subscription revenue. Revenue from services and products for the third quarter of fiscal 2026 was $15.4 million, which was 9%, or $1.2 million, higher than the prior year. Revenue from subscription offerings totaled $22.0 million, which was 2%, or $0.5 million lower than the third quarter of fiscal 2025. Lower subscription revenues were primarily due to lower subscription invoiced amounts generated in prior periods. During the third quarter of fiscal 2026, North America subscription plus subscription services revenues were $34.3 million compared with $35.4 million in the prior year. However, we were encouraged by the overall growth in North America segment invoiced amounts during the third quarter, which totaled $36.7 million and was 4% higher than the amount invoiced in the third quarter of fiscal 2025.

North America segment revenue for the three quarters ended May 31, 2026 decreased 4%, or $4.9 million, to $106.8 million. The decrease was primarily due to decreased subscription revenue and decreased service and products revenue. For the first three quarters of fiscal 2026, North America subscription plus subscription serviced revenues were $97.4 million, which was 6%, or $6.0 million, lower than the same period of fiscal 2025. However, invoiced amounts for the first three quarters of fiscal 2026 totaled $114.3 million, which was 6%, or $6.6 million, higher than the same period of the prior year. These invoiced amounts have added to our strong base of deferred revenue which will be recognized as revenue in future periods.

We remain optimistic about the expected results of our new North America go-to-market strategy as our new North America sales structure is in place and executing on its directives. However, the continued uncertain macroeconomic environment may prevent us from achieving expected sales goals during fiscal 2026. Foreign exchange rates had an insignificant impact on North America revenues and operating results during the third quarter of fiscal 2026.

Gross Profit. Gross profit for the third quarter of fiscal 2026 was adversely impacted by increased costs to deliver training and coaching services, a change in the mix of services delivered and products sold, and increased product amortization expense. As a result of these factors, North America gross margin for the third quarter slipped to 79.5% of revenue compared with 82.9% in the prior year. For the three quarters ended May 31, 2026, gross profit decreased primarily due to lower revenue as described above. North America gross margin for the first three quarters of fiscal 2026 declined to 81.4% from 82.8% in fiscal 2025 primarily due to the same issues cited for the third quarter decline.

SG&A Expense. North America segment SG&A expenses for the quarter ended May 31, 2026 decreased $2.0 million, or 8%, to $22.5 million. For the three quarters ended May 31, 2026, North America segment SG&A expenses decreased $4.7 million, or 7%, to $68.0 million. Decreased SG&A expense was primarily due to reduced associate costs, which have been lowered by recent restructuring activities, and by other cost reduction initiatives that have reduced expenses in various other areas of North America segment operations.

International Segment

Our International segment consists of our directly owned international offices and our international licensees that provide our services and products in countries or regions that are not served by a directly owned office. Our directly owned international offices serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand,

Switzerland, and the United Kingdom. The following comparative information is for our International segment in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$10,052	100.0	$10,212	100.0	$(160)
Cost of revenue	2,436	24.2	2,343	22.9	93
Gross profit	7,616	75.8	7,869	77.1	(253)
SG&A expenses	5,543	55.1	6,207	60.8	(664)
Adjusted EBITDA	$2,073	20.6	$1,662	16.3	$411

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$30,410	100.0	$30,685	100.0	$(275)
Cost of revenue	7,048	23.2	6,780	22.1	268
Gross profit	23,362	76.8	23,905	77.9	(543)
SG&A expenses	17,829	58.6	20,340	66.3	(2,511)
Adjusted EBITDA	$5,533	18.2	$3,565	11.6	$1,968

Revenue. International segment revenue for the quarter ended May 31, 2026, decreased slightly compared with the third quarter of fiscal 2025 as growth from our licensee channel was offset by lower direct office revenues in the quarter. Licensee revenue in the third quarter increased 3% over the prior year but were offset by lower revenues in our China, Japan, and United Kingdom direct offices. Our offices in France and Australia each grew compared with the third quarter of fiscal 2025. Our China operations in the third quarter continued to be adversely impacted by ongoing trade tensions and broader macroeconomic uncertainty which have impacted prior periods in fiscal 2026. For the third quarter of fiscal 2026, foreign exchange rates had a $0.2 million favorable impact on revenues and a $0.1 million favorable impact on operating income.

International segment revenues for the three quarters ended May 31, 2026, also decreased slightly when compared with the prior year. Increased sales at our offices in France and Australia were more than offset by decreased sales in China, Japan, and the United Kingdom. Licensee revenues for the first three quarters of fiscal 2026 were essentially flat year-over-year. For the first three quarters of fiscal 2026, foreign exchange rates had a $0.8 million favorable impact on revenues and a $0.2 million favorable impact on operating income.

We continue to believe International segment revenues will improve in future periods as multiple international trade issues are resolved and economic conditions stabilize and strengthen.

Gross Profit. Gross profit in the International segment for the third quarter of fiscal 2026 decreased primarily due to less revenue as previously described and decreased gross margin in the quarter. Gross margin for the quarter ended May 31, 2026, was 75.8% of revenue compared with 77.1% in fiscal 2025. Gross profit for the first three quarters of fiscal 2026 also declined due to decreased revenue and lower gross margins. Gross margin for the three quarters ended May 31, 2026, remained strong, but decreased to 76.8% compared with 77.9% in the prior year. Our international segment gross margins decreased in fiscal 2026 primarily due to the mix of services delivered and products sold, and increased direct costs to deliver programs in certain direct offices.

SG&A Expenses. Third quarter fiscal 2026 International segment SG&A expenses decreased $0.7 million compared with the prior year. For the first three quarters of fiscal 2026, International segment SG&A expenses decreased $2.5 million compared with fiscal 2025. Reduced SG&A expense in our International segment was driven by ongoing cost reduction and efficiency initiatives which produced increased Adjusted EBITDA during fiscal 2026.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Quarter Ended		Quarter Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$18,998	100.0	$18,640	100.0	$358
Cost of revenue	7,062	37.2	6,413	34.4	649
Gross profit	11,936	62.8	12,227	65.6	(291)
SG&A expenses	10,251	54.0	10,174	54.6	77
Adjusted EBITDA	$1,685	8.9	$2,053	11.0	$(368)

	Three Quarters		Three Quarters
	Ended		Ended
	May 31,	% of	May 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$52,590	100.0	$50,169	100.0	$2,421
Cost of revenue	19,970	38.0	18,201	36.3	1,769
Gross profit	32,620	62.0	31,968	63.7	652
SG&A expenses	31,454	59.8	29,962	59.7	1,492
Adjusted EBITDA	$1,166	2.2	$2,006	4.0	$(840)

Revenue. Education Division revenue for the quarter ended May 31, 2026, increased 2%, or $0.4 million, compared with the third quarter of the prior year. The increase in Education Division revenue was primarily due to increased subscription revenue, which was partially offset by decreased classroom and training materials sales. Education Division subscription revenue increased by 11% primarily due to the delivery of more training and coaching days, which are recognized as revenue when they are delivered. Total training and coaching days delivered in the third quarter increased by over 200 days compared with the prior year. The decrease in classroom and training materials was primarily due to state-wide initiatives in the prior year that did not repeat as a result of budget cuts or did not repeat at the same level due to the timing of implementation compared with the prior year. Funding for health and human services and education initiatives were sharply reduced in one of the states where we have a state-wide initiative, which had a significant adverse impact on our invoiced amounts, revenue, gross profit, and Adjusted EBITDA during the third quarter and for the three quarters ended May 31, 2026. We believe that a portion of these education funds will be restored in future periods, but the amount and certainty of the restored funding is dependent on legislative action in that state. Foreign exchange rates had an immaterial impact on Education Division revenue and operating results for the third quarter of fiscal 2026.

Education Division revenue for the three quarters ended May 31, 2026, increased 5%, or $2.4 million, compared with the first three quarters of fiscal 2025. The increase in Education Division revenue was primarily due to increased subscription revenue, which was partially offset by decreased classroom and training materials sales. Education Division subscription revenue increased primarily due to the delivery of more training and coaching days. For the first three quarters of fiscal 2026 we delivered over 700 more coaching and training days than in the prior year. The decrease in classroom and training materials in the first three quarters of fiscal 2026 was primarily due to state-wide initiatives in the prior year that did not repeat as a result of budget cuts, as previously discussed, or did not repeat at the same level due to the timing of implementation compared with the prior year.

We continue to be pleased with the strength and momentum of our Education Division, which added 624 new Leader in Me schools in a very challenging funding environment during fiscal 2025. At May 31, 2026, over 8,000 schools around the world were using the Leader in Me program.

Gross Profit. For the quarter ended May 31, 2026, Education Division gross profit decreased primarily due to increased costs which resulted in lower gross margins. Our Education Division gross margin was 62.8% in the third quarter of fiscal 2026 compared with 65.6% in fiscal 2025. For the first three quarters of fiscal 2026, Education Division gross margin was 62.0% compared with 63.7% in the first three quarters of the prior year. Our fiscal 2026 Education Division gross margins were adversely impacted by increased delivery, platform, product amortization, and materials costs combined with a change in the mix of services delivered and products sold when compared with the prior year.

SG&A Expenses. For the quarter ended May 31, 2026, Education Division SG&A expenses increased primarily due to increased cost allocations from shared services and increased associate expenses from new personnel, including changes to compensation plans. For the first three quarters of fiscal 2026, Education Division SG&A expenses increased primarily due to increased commissions on previously deferred revenue and increased associate expenses from new personnel.

Other Operating Expense Items

Depreciation Expense – Our depreciation expense for the quarter ended May 31, 2026, increased $0.2 million to $1.2 million, compared with $1.0 million in the prior year. For the three quarters ended May 31, 2026, our depreciation expense was $3.4 million compared with $3.0 million in the first three quarters of fiscal 2025. The increase in our depreciation expense during fiscal 2026 was primarily due to assets acquired in connection with our new headquarters office. We currently anticipate that depreciation expense will total approximately $4.5 million in fiscal 2026.

Amortization Expense – Our amortization expense from definite-lived intangible assets for the quarter ended May 31, 2026, decreased $0.5 million to $0.6 million compared with the third quarter of the prior year. For the three quarters ended May 31, 2026, our amortization expense totaled $2.0 million compared with $3.3 million in fiscal 2025. The decrease in our amortization expense was primarily due to the re-evaluation of the useful lives of content and license rights originally acquired in the merger with the Covey Leadership Center. These intangible assets continue to be some of our primary revenue and cash flow generating assets. Based on the re-evaluation of these intangible assets, we extended the useful lives of these assets by approximately 5 years. We currently anticipate our finite-lived intangible asset amortization expense will total $3.0 million in fiscal 2026.

Interest Income – Our interest income for the quarter ended May 31, 2026, decreased $0.2 million compared with the prior year. For the first three quarters of fiscal 2026, our interest income decreased $0.6 million to $0.2 million. The decrease in interest income was primarily due to decreased cash and lower interest rates on those balances throughout fiscal 2026.

Interest Expense – Interest expense for the third quarter of fiscal 2026 of $0.1 million decreased by $0.1 million compared with the prior year. For the three quarters ending May 31, 2026, our interest expense decreased $0.2 million to $0.2 million compared with the prior year. The decrease in our interest expense during fiscal 2026 was primarily due to decreased debt balances compared with the prior year as payments have been made in the normal course of business.

Income Taxes

Our income tax provision for the quarter ended May 31, 2026, was $1.1 million on pre-tax earnings of $4.2 million, for an effective tax rate of 25.9%. In the third quarter of fiscal 2025, our income tax benefit was $0.7 million on a pre-tax loss of $(2.1) million, for an effective tax benefit rate of 33.8%.

For the three quarters ended May 31, 2026, our income tax expense totaled $0.7 million on a pre-tax loss of $(1.5) million. In the first three quarters of fiscal 2025, our income tax benefit totaled $0.6 million on a pre-tax loss of $(1.9) million. The change in our income tax expense/benefit between periods is primarily due to the impact of stock‑based compensation. Because we reported pre‑tax losses in both periods, the resulting effective tax rates are not considered meaningful or indicative of our expected annual effective tax rate.

We currently estimate that our effective tax rate will normalize during the remainder of fiscal 2026 to approximately 41%, which is higher than normal statutory rates primarily due to non-deductible stock based compensation.

We paid $0.4 million of cash for taxes during the three quarters ended May 31, 2026. Our cash paid for taxes in the first three quarters of fiscal 2026 was significantly less than cash paid in fiscal 2025 primarily due to payments made for the fiscal 2024 income tax provision, which was significantly larger than the fiscal 2025 tax provision. We anticipate our total cash paid for income taxes over the coming years will approximate our total income provision on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At May 31, 2026, we had over $74 million of available liquidity, which consisted of $12.0 million in cash combined with our full available $62.5 million revolving credit facility. Of our $12.0 million of cash on May 31, 2026, $6.0 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, opportunistic purchases of our common stock, working capital expansion, and capital expenditures (including curriculum development).

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

As defined in the 2023 Credit Agreement, we are (i) required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At May 31, 2026, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2026.

Cash Flows Provided By Operating Activities

Our primary source of cash from operating activities was the sale of services to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during the first three quarters of fiscal 2026 was $17.5 million compared with $19.0 million in fiscal 2025. The slight decrease in cash flows from operating activities was primarily attributable to lower operating income and unfavorable changes in working capital balances compared with the first three quarters of fiscal 2025. While we expect our cash flows from operating activities will improve during the fourth quarter of fiscal 2026, certain conditions are beyond our control, including ongoing difficulties in the macroeconomic environment, geopolitical tensions, and further governmental actions, and our cash flows from operating activities may be less than our current expectations.

Cash Flows Used For Investing Activities and Capital Expenditures

During the first three quarters of fiscal 2026, our cash used for investing activities totaled $9.0 million. Our primary uses of cash for investing activities consisted of additional investments in the development of our offerings and purchases of property and equipment in the normal course of business.

Through May 31, 2026, we spent $5.1 million on the development of our various offerings and related content. We believe continued investment in our offerings and content is key to future growth and the development of our business. We currently expect that our cash used for curriculum development will total between approximately $6 million and $8 million in fiscal 2026. Certain projects previously expected to be developed during fiscal 2026 were postponed and are now expected to be developed in fiscal 2027, which may increase our overall spending for curriculum development in the future.

Our cash used for purchases of property and equipment during the first three quarters of fiscal 2026 totaled $3.9 million and consisted primarily of leasehold improvements on our new corporate headquarters, and computer software and hardware. We currently anticipate that our cash used for purchases of property and equipment will total between approximately $5 million and $7 million in fiscal 2026.

Cash Flows Used For Financing Activities

For the three quarters ended May 31, 2026, our net cash used for financing activities totaled $28.1 million. Our primary uses of financing cash was $28.1 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards (Note 2), and $0.8 million used for the final payment for the purchase of Strive. Partially offsetting our uses of cash for financing activities were $0.9 million of proceeds received from our ESPP participants to purchase shares of common stock during the first three quarters of fiscal 2026. We utilized proceeds from our available line of credit to facilitate purchases of common stock during the second quarter of fiscal 2026. However, we repaid the outstanding balance on the line of credit prior to the end of the second quarter.

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. On August 14, 2025, we initiated a 10b5-1 plan to purchase up to $10.0 million of our common stock through daily transactions. This 10b5-1 plan was completed in October 2025. On November 17, 2025, we initiated a new 10b5-1 plan to purchase up to $20.0 million of our common stock through daily transactions. This purchase plan was completed in January 2026.

Our uses of financing cash during the remainder of fiscal 2026 may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period except as required by any outstanding 10b5-1 purchase plan.

Sources of Liquidity

We expect to pay the liabilities from our leases; pay for projected capital expenditures; and meet other obligations in fiscal 2026 and beyond from current cash balances and future cash flows from operating activities. Going forward, we will continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. We have a credit agreement (the 2023 Credit Agreement) which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Material Uses of Cash and Contractual Obligations

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have normal ongoing cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•
Associate and Consultant Compensation
•
Information Technology Expenditures
•
Content Development Costs
•
Income Taxes
•
Other Contractual Obligations

These material cash requirements are discussed in more detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. During the quarter ended May 31, 2026, there have been no material changes to our expected uses of cash and contractual obligations from those discussed in our Annual Report. However, current economic conditions and other forecasts may change and could alter our expected material uses of cash in future periods. For further information on our material uses of cash and contractual obligations, refer to the information included in our Annual Report.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future revenue levels and financial results, our financial performance during fiscal 2026, anticipated improvement in International segment revenues, our expectations regarding a new go-to-market strategy, expected future cash flows, future training and consulting revenue, expected increases in add-on subscription services revenue and delivered training and coaching days, anticipated renewals of subscription offerings, our ability to hire sales professionals, the amount and timing of capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, expected effective income tax rates and cash paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the expected impact of the resolution of significant macroeconomic issues and geopolitical tensions, the seasonality of future revenues, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of accounts receivable, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our Annual Report, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; macroeconomic risks; litigation; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 31, 2026, our long-term obligations primarily consisted of our long-term leasing arrangements and licensing agreements. Since these long-term obligations have fixed interest rates, our overall interest rate sensitivity is primarily affected by any amounts borrowed on our 2023 Credit Agreement, and the prevailing interest rate on this credit facility. The effective interest rate on the 2023 Credit Agreement is variable and was 5.2% on May 31, 2026. As of May 31, 2026, there were no outstanding borrowings under the 2023 Credit Agreement and, therefore, a change in interest rates would not materially affect our interest expense and cash flows.

There have been no other material changes from the information previously reported under Part II, Item 7A of our Annual Report. We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2026.

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

Item 1A. RISK FACTORS

Refer to Part I, Item 1A, Risk Factors, of our Annual Report for a detailed description of our significant risk factors. Other than the risk factor disclosed in this Item 1A below, there have been no significant changes to these risk factors during the first three quarters of fiscal 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2026 to March 31, 2026	-	$-	-	$19,720

April 1, 2026 to April 30, 2026	-	$-	-	$19,720

May 1, 2026 to May 31, 2026	-	$-	-	$19,720

Total Common Shares	-	$-	-

(1)
On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. During the quarter ended May 31, 2026, we acquired 475 shares of our common stock from shares withheld for income taxes on stock-based compensation awards at an average price of $15.44 per share which are excluded from the above table.

The actual timing, number, and value of common shares purchased under our Board authorized plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of our common shares, and applicable legal requirements. We have no obligation to purchase any common shares under the authorization, and the purchase plan may be suspended, discontinued, or modified at any time for any reason.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended May 31, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined in Item 408(a) of Regulation S-K).

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

FRANKLIN COVEY CO.

Date: July 7, 2026	By:	/s/ Paul S. Walker
Paul S. Walker
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 7, 2026	By:	/s/ Jessica G. Betjemann
Jessica G. Betjemann
Chief Financial Officer
(Principal Financial Officer)