Form 10-K
period 2026-08-31
FRANKLIN COVEY CO
filed 2026-11-12
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	001-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

As of February 27, 2026, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $124.4 million, which was based upon the closing price of $13.02 per share as reported by the New York Stock Exchange.

As of October 31, 2026, the Registrant had 11,335,471 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 29, 2027, are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of the date when made. Franklin Covey Co. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws. Forward-looking statements are qualified by the cautionary statement under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “the Company,” “Franklin Covey,” “FranklinCovey,” “us,” “we,” and “our” refer to Franklin Covey Co. and its subsidiaries.

ITEM 1. BUSINESS

General Information

Franklin Covey is a global company focused on organizational performance improvement. Our mission is to “enable greatness in people and organizations everywhere,” and our global structure is designed to help individuals and organizations achieve results that require collective behavior change. From the foundational work of Dr. Stephen R. Covey in leadership and personal effectiveness, and Hyrum W. Smith in productivity and time management, we have developed deep expertise that extends to helping organizations and individuals achieve desired results through lasting behavioral change. In this world of rapidly changing technology we believe our content allows our clients to “get the human component right,” which will provide these clients with the ability to shape direction, sustain momentum, and drive results. We strive to give strategy the human edge.

The Company was incorporated in 1983 under the laws of the state of Utah, and we merged with the Covey Leadership Center in 1997 to form Franklin Covey Co. Our consolidated net revenue for the fiscal year ended August 31, 2026 totaled $261.5 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

Our fiscal year ends on August 31 of each year. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The Company’s principal executive offices are located at 13907 South Minuteman Dr., Suite 500, Draper, Utah 84020, and our telephone number is (801) 817‑1776. Our website, where you can find information about us, is www.franklincovey.com.

Franklin Covey Services and Offerings

Our mission is to “enable greatness in people and organizations everywhere.” To accomplish this mission, we partner with senior executives and talent leaders to achieve breakthrough performance by engaging leaders and teams throughout an organization in focused, highly effective ways that drive their strategies forward. Our solutions are designed to transform our clients’ results and bring a unique blend of technology, content, and consulting expertise to the most critical challenges they face. Our solutions are research-backed, grounded in time-proven principles, and have been tested in thousands of implementations in business, government, and educational organizations throughout the world.

FranklinCovey solutions may be delivered as a combination of subscription-based access to proprietary content, implementation tools, assessments, and expert consulting and advisory services to help clients engage and align their people around their desired outcomes. Our subscription offerings include the All Access Pass (AAP), which is primarily sold through our Enterprise Division, and the Leader in Me membership, which is designed specifically for our Education Division. These subscriptions enable clients to scale our solutions throughout their organizations and maximize the impact on their results.

We believe that our Enterprise Division’s AAP is a powerful way to deliver our solutions to clients of various sizes, including large, multinational organizations. As part of their engagement, clients can deploy complete content offerings such as The 7 Habits of Highly Effective People, The Four Disciplines of Execution, The Speed of Trust, Working with AI, Leading AI Adoption, The 4 Essential Roles of Leadership, 6 Critical Practices for Leading a Team, and Multipliers, or use individual concepts from any of these well-known offerings to create a custom solution to fit their organization’s goals. Strategic deployments are supported by expert consultants and coaches, who work with clients to align our solutions and implementation processes in ways that maximize their impact on client results. The AAP also includes access to Franklin Covey’s AI Coach, which helps individuals deepen their learning and application of our content. Our AAP-based solutions can be deployed in numerous languages, enabling multinational clients to achieve impact throughout their operations. This global capability also provides us with substantial international sales opportunities.

In our Education Division, we offer the Leader in Me membership, which provides access to the Leader in Me online service, and authorizes Education clients to use Franklin Covey’s proprietary intellectual property. The Leader in Me online service provides access to digital curriculum, leadership lessons, illustrated leadership stories, and a variety of other resources to enable an educational institution to effectively implement and utilize the Leader in Me program. In addition to the content and materials, we provide experienced coaches and consultants to assist schools with the implementation of the Leader in Me program. The coaches and consultants who serve in the Education Division are primarily former educators, including teachers, principals, and administrators, who have a deep understanding of the current challenges facing educators and students and understand how the Leader in Me program can effectively address these challenges. We believe the Leader in Me solution provides measurable results in the areas of student leadership, improved school culture, and increased academic proficiency. These improvements from utilizing the Leader in Me program are supported by numerous studies and research conducted over previous years in various locations.

Each division operates globally with a common brand and a business model designed to provide clients around the world with the same high level of service. We have sales and support associates throughout the United States and Canada, and during fiscal 2026 we continued to operate wholly owned subsidiaries that serve clients in Austria, Australia, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. In foreign locations where we do not have a directly owned office, we may contract with independent licensee partners who deliver our content and provide services in approximately 150 other countries and territories around the world.

Further information about our content and services can be found on our website at www.franklincovey.com. However, the information contained in, or that can be accessed through, our website does not constitute any part of this Annual Report.

Business Development

Our business is currently structured around two divisions, the Enterprise Division and the Education Division. The Enterprise Division consists of our North America and International segments and is focused on selling our solutions to corporations, governments, not-for-profits, and other related organizations. Solutions delivered through the Enterprise

Division are designed to help organizational leaders achieve breakthrough results on mission critical objectives. Our Education Division is centered around the principles found in the Leader in Me and is dedicated to helping educational institutions build cultures that will produce great results, including increased student performance, improved school culture, and increased parental and teacher involvement.

Following the launch of our AAP subscription service and Leader in Me membership, we have consistently sought to improve our content, technology, services, and overall client experience with these subscription-based offerings. We believe that continued investments in content, technology, and personnel who can provide highly credible consulting, coaching, and related delivery services are key to our ongoing client growth and our growth in subscription and product and services revenues.

In addition to the internal development of our solutions, we have on occasion sought to grow our capability and revenues through acquisitions of businesses and content licenses, and expanding our operations globally either through new direct offices or strengthening our licensee network. Over the past few years, our growth investment efforts have included the following:

•
Increased Investment in Content and Delivery Platforms – Over the past several years, we have substantially increased our investments in content and delivery platforms. In fiscal 2026, we significantly upgraded 6 Critical Practices for Leading a Team, a core offering that helps clients strengthen their frontline leadership, and launched Working with AI and Leading AI Adoption, which are new solutions that help leaders realize the transformative value of Artificial Intelligence for their organizations. We also created tailored versions of several core solutions to better serve our healthcare clients. Additionally, we invested in improvements across our Leader in Me solution. In prior years we invested in significant revisions to our flagship The 7 Habits of Highly Effective People offering, which launched in early fiscal 2025, on new Leader in Me content, and for enhancements to our Impact Platform. During fiscal 2024 we also acquired a license for The Teacher Believed in Me content, which is expected to provide new opportunities for growth in our Leader in Me membership and related offerings. We believe continuing investments in our content and offerings are critical to our growth and ability to attract and retain clients.
•
Artificial Intelligence (AI) – We believe the adoption of AI will increase the premium on human leadership skills, including the ability to set vision, focus teams, serve customers, and collaborate effectively alongside AI tools. We are investing in our platforms and content to help clients develop and engage their people to achieve their strategic goals in the flow of their work and in the platforms and tools that they use every day. We believe that AI provides opportunities for increased scale, improved impact, and deeper client engagement with our solutions.

We seek to consistently add new capabilities that will help us deliver value to clients and increase the impact of our solutions. As a result, we expect to make additional investments in technology, content, and consulting expertise in fiscal 2027 and in future periods as market conditions allow. These investments may include hiring additional personnel, the acquisition of license rights, and business acquisitions. For further information regarding our business development, refer to the section entitled, “Key Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Our Associates

As of August 31, 2026, we had approximately 1,010 associates worldwide, who are mostly full-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce. None of our associates are represented by a union or collective bargaining agreement, and we have never experienced a material labor interruption due to labor disagreements. For more information regarding our associates refer to the Human Capital Resources disclosures found later in this section.

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

The addressable market for these offerings is large and diversified. According to Training Industry’s 2025 State of the Industry Report, U.S. corporate training expenditures are estimated at approximately $188 billion (about $400 billion globally). IBIS World estimates U.S. spending on Human Resource Consulting at approximately $29 billion. In addition, our offerings address operating budgets allocated by leaders to achieve mission-critical objectives and business transformations. Based on these estimates, we believe our total available market for training and consulting is significant. The addressable market for our Education solutions is also significant, including external curriculum budgets (estimated at around $2 billion in the U.S.) as well as funding from state, federal, and local governments, foundations, and other community sources.

Competitors for our Enterprise Division include consulting firms such as McKinsey & Company, Deloitte Consulting, and Accenture; recruitment and advisory firms such as Korn Ferry and Heidrick & Struggles; leadership development organizations such as Development Dimensions International (DDI), BTS, LHH, and Blanchard; coaching providers such as BetterUp, CoachHub, and Ezra; sales-training organizations such as RAIN Group, Sandler, and Challenger; HR-technology providers such as Workboard, Amplify, and Cornerstone; and learning-library providers such as Coursera, Udemy Business, and LinkedIn Learning.

Competitors for our Education Division include solutions providers such as Second Step, Capturing Kids’ Hearts, CharacterStrong, 7 Mindsets, and Responsive Classroom.

We believe that the principal competitive factors in our industry include:

•
Quality and relevance of learning content.
•
Credible advisory and consulting expertise.
•
Effectiveness of implementation methodologies.
•
Strength of go-to-market operations and client support.
•
Skills and experience of professionals who develop and deliver solutions.
•
Ability to create measurable value for clients.
•
Reputation and client references.
•
Competitive pricing.
•
Global reach and delivery capability.
•
Brand recognition and market presence.

Given the size and attractiveness of our target markets, competition continues to evolve as new and existing competitors continue to innovate, novel technologies—particularly AI—reshape delivery models, and emerging solution approaches raise client expectations.

We believe FranklinCovey is well positioned within this environment due to:

•
The quality and depth of our content;
•
The breadth and flexibility of our delivery options, including the All Access Pass and Leader in Me membership offerings;
•
Our global reach and delivery capability, which allow multinational clients to deploy solutions consistently across geographies; and
•
The measurable impact our offerings are designed to achieve on client organizations and results.

We have a relatively broad base of clients, which includes thousands of organizational, governmental, educational, and individual clients in both the United States and in other countries that are served through our directly owned operations. We have thousands of additional organizational clients throughout the world which are served through our global licensee network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty. Our clients are in a broad array of industries, and we are not dependent on a single client or industry group. During the periods presented in this report, none of our clients were responsible for more than 10% of our consolidated revenues.

Our Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights. We seek to protect our intellectual property both globally and domestically through a combination of trademarks, copyrights, and confidentiality agreements. We claim rights for 692 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits. We consider our trademarks and other proprietary rights to be important and material to our business and we regularly review the status of our trademarks and renew them to prevent the trademark protection from lapsing.

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

Our Products and Sustainability

We offer nearly all of our training materials and related accessories in digital format. If a client chooses to use paper-based materials in their training programs, we also offer printed materials. Our printed training materials are primarily comprised of paper, which we believe is a renewable and sustainable resource and all of our primary printer’s paper suppliers are Forest Stewardship Council (FSC) certified. We purchase our training materials and related products from vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available. Our training materials are primarily warehoused and distributed from an independent warehouse facility located near Des Moines, Iowa.

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

Human Capital Resources

Franklin Covey is a people business. Our ability to help clients achieve results that require changes in human behavior depends on the capability, engagement, and durability of our own workforce. As of August 31, 2026, we employed approximately 1,010 associates across our directly owned operations. Our human capital approach is grounded in two of our stated company values: The Whole Person, through which we embrace the uniqueness and diversity of each individual and cultivate a culture of belonging, and The Pursuit of Growth, through which we commit to meaningful growth for individuals and for the organization. These values are not aspirations we hold apart from the business—they are fully integrated in our approach to developing, engaging, and rewarding the people who serve our clients.

Our Culture of Greatness

During fiscal 2026, we began rolling out our Culture of Greatness, a framework that builds accountability for performance through clarified goals and formal development of our people. This framework is one of the ways we are moving the organization toward a people and performance culture from a human capital standpoint. Our Culture of Greatness is designed to connect individual performance to organizational results, and it applies to us the same principles of effectiveness we bring to our clients.

The framework organizes our human capital work into two connected halves. The first, Stewarding Performance, launched in the fall of 2025 and concentrates on excelling in current work. It begins by defining what a strong outcome looks like, so expectations are clear and shared and continues through observing and assessing performance against that standard. Stewarding Performance culminates in forward-looking coaching conversations that turn the performance review into a discussion about accelerating future impact. The second half, Stewarding Development and Readiness, is our longer-term investment in growth. We deliver this program through our People Services Centers of Excellence, which include Talent Acquisition, Learning and Development, Total Rewards, and HR Operations, together with Talent Management led by our human resource business partners. This half of the framework scales development and reinforces readiness so that progress persists and continues ongoing practices, including our Winning Culture Council and our annual Winning Culture Survey, that help sustain an engaged and productive workforce, consistent with our long-standing value of Valuing the Whole Person, which recognizes the full contribution each associate brings to their work.

The Whole Person: Contribution and Performance

We believe people do their best work when they are valued as a whole person and can contribute fully. When associates feel heard and respected, we believe they bring more discretionary effort, collaborate more openly, and stay with us longer, which strengthens continuity and reduces the cost of turnover. This reflects our long-standing efforts to recognize the full contribution each associate brings to their work and applies to our entire workforce.

Our commitment to The Whole Person is expressed in flexible work arrangements that support associates in managing their responsibilities inside and outside of work. In our fiscal 2026 engagement survey, 92% of responding associates reported that they are genuinely supported if they choose to make use of flexible working arrangements, and 91% reported that they are able to arrange time away from work when they need it. We view these results as evidence that flexibility at FranklinCovey is a lived practice, not just a stated policy.

The Pursuit of Growth: Learning and Talent Development

Developing our people is both a business necessity and a direct expression of what we sell. We do for ourselves what we recommend to our clients, which allows us to serve as our own first proof point.

Associates have access to the same content and platforms that anchor our commercial offerings, plus internally focused programs and platforms. New associates engage our foundational content, including The 7 Habits of Highly Effective People, early in their tenure, and associates across the organization have ongoing access to our Impact Platform, our Leadership Academy, and our internal learning platform, The Compass. During fiscal 2026, our Leadership Academy offered several development opportunities to associates through open enrollment, including Writing for Results, a practical framework that helps associates think clearly, write persuasively, and sharpen critical thinking, and our AI-focused solutions, Working with AI and Leading AI Adoption.

Our client-facing Impact Platform is designed to drive lasting behavior change and skill development, and we use it internally to develop our own associates in alignment with a strategic learning focus. This reflects a deliberate choice to build associate capability using the same tools we ask our clients to trust. During fiscal 2026, associates with access to the platform engaged its content across the full range of available formats. Engagement concentrated in structured learning modules, followed by articles drawn from across our content library and by practical, applied resources, with additional activity spanning exercises, application challenges, video, and reinforcement tools. That the heaviest use fell in modules and applied resources, rather than in passive formats alone, indicates engagement oriented toward building capability rather than mere exposure. We serve as our own first proof point: Our people develop skills inside the very environment that anchors our commercial offerings.

Individual growth is structured, not incidental. Consistent with our Culture of Greatness, associates and leaders define what great performance looks like, assess progress against that standard, and hold forward-looking coaching conversations, supported by development plans that inform planning across levels of the organization.

Building an AI-Enabled Workforce

During fiscal 2026, we launched an internal AI enablement program built on the principle that AI at FranklinCovey is principle-centered, human-powered, and AI-enhanced. Consistent with our practice of applying our own methods to ourselves first, we used our Leading AI Adoption framework internally, treating the Company as our own initial case. The program advanced along four stages: clarifying why AI matters for the organization and for each role; identifying where AI can create meaningful leverage; building the confidence and competence to use AI capably and safely; and sharing what works so that adoption compounds across teams.

The program is supported by three components. An AI Hub, led by our information technology team, provides a central, unified location for approved tools, built-in data protections, and clear standards and guidance, so that associates can use AI with confidence that Company and client data remain secure. An AI Lab, led by our Product and Platform team, is a cross-functional group that defines, designs, and implements organization-specific AI solutions. Two courses designed for our clients, Working With AI and Leading AI Adoption, were made available to associates across the organization through the Leadership Academy. We view responsible AI capability as a growing dimension of workforce readiness and a natural extension of our performance mission.

Engagement and Culture Monitoring

We measure culture deliberately and act on what we learn. Each year we conduct our Winning Culture survey through our engagement platform partner, Culture Amp, which allows associates to give candid feedback and gives leaders a consistent basis for team-level action.

In our fiscal 2026 survey, 70% of associates globally participated, and our overall favorable engagement score was 74%. Our overall engagement score moved from 77% in fiscal 2025 to 74% in fiscal 2026. We view this modest change as consistent with a year of deliberate organizational change; our own research on leading change indicates that some measures may temporarily soften during periods of significant transition, and we regard sustained engagement above our stated thresholds during such a period as a sign of underlying strength.

Our response philosophy keeps action in the flow of work. Following each survey, leaders identify up to two focus areas aligned with organizational, business-unit, and team priorities, so that change is realistic and visible. We are also applying our own AI enablement here, using our engagement platform's AI capabilities to help leaders explore themes and plan actions grounded in real data.

Talent Strategy and People Leadership

Our people strategy is led by our People Services function, which oversees human resources operations, total rewards, talent acquisition, talent management and learning and development. Within this structure, our human resource business partners lead talent management, deepening the strategic connection between talent and business outcomes through succession planning, performance management, and leader coaching. This work highlights our commitment to give strategy a human edge inside our business units, aligning workforce capability with the results our clients expect.

Total Rewards

Our total rewards philosophy and approach are designed to attract, retain, and motivate talented associates in the domestic and international regions in which we employ our associates. Our rewards are benchmarked to relevant local markets to ensure competitive positioning in each geography in which we compete for talent.

In 2026 we fully implemented a pay-for-performance strategy which made the “rewarding high performance pillar” of our rewards philosophy a reality for all associates. By connecting our Culture of Greatness to our pay-for-performance strategy, FranklinCovey is now fully aligning rewards to the contributions that drive desired Company results and client outcomes.

We also provide competitive benefits programs designed to support associate health, financial well-being, and work-life balance.

Aligning Our Workforce to Our Strategy

As we continue to evolve our go-to-market approach, we periodically align the size and composition of our workforce with our strategic direction. We view these adjustments as purposeful steps to position the organization for durable, profitable growth, consistent with the subscription momentum and deferred-revenue trends reflected in our publicly reported results.

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

Government Contracts

Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our offerings and products. Additionally, our contracts at the state and local levels, including contracts with school districts and other public educational institutions, are subject to various governmental authorizations and funding approvals and mechanisms. Governmental contracts may be terminated at any time by the government entity without cause or penalty. Our operations in fiscal 2026 and 2025 were adversely impacted by governmental contracting actions, including the postponement or cancellation of contracts during those fiscal years.

Information About Our Executive Officers

Effective September 1, 2026, M. Sean Covey was named Chief Product Officer, a Company-wide role in which he now leads the development and oversight of our content and offerings. Concurrent with Mr. Covey's new role, the Company appointed John M. Buchanan as Executive Vice-President of the Education Division where he will have the responsibility to lead the Education Division. Unless noted in the following biographical information, the remaining executives served in their described roles throughout the fiscal year ended August 31, 2026.

Jessica G. Betjemann, 55, joined Franklin Covey on May 1, 2025 and currently serves as Executive Vice-President and Chief Financial Officer. Ms. Betjemann brings more than 30 years of experience building financial value and managing investment decisions for a variety of companies. Most recently, Ms. Betjemann served as Executive Vice President and CFO of Gogo, Inc. (NASDAQ: GOGO), a leading provider of inflight connectivity services for the business aviation market. Ms. Betjemann previously served as Gogo’s Senior Vice President of Finance, Chief Accounting Officer, and Treasurer, expanding her role after joining Gogo as Vice President, Financial Planning and Analysis in 2016. Prior to joining Gogo in 2016, Ms. Betjemann served as Vice President of Strategic Business Planning at Nokia and held several senior leadership roles in strategy and business operations at Alcatel-Lucent from 2007 to 2015. Prior to 2007, Ms. Betjemann held various strategy and finance roles at Lucent Technologies and AT&T. Ms. Betjemann earned a Master of Business Administration degree in finance, marketing, and international business from the Stern School of Business at New York University and a Bachelor of Arts degree in mathematics and economics from Lafayette College in Easton, Pennsylvania.

John M. Buchanan, 52, currently serves as Executive Vice President, Education at FranklinCovey, where he leads the Company’s global Education Division and Leader in Me businesses. Mr. Buchanan started this role on September 1, 2026. Prior to this role, Mr. Buchanan held various senior executive roles across education, technology, sports, and consumer sectors and brings more than 25 years of operating and commercial leadership experience. Mr. Buchanan served as Chief Growth Officer at GoGuardian from August 2024 to September 2026, where he led a broad commercial and customer organization spanning sales, marketing, customer success, business development, partnerships, revenue operations, and solutions engineering. Prior to GoGuardian, he held senior marketing and sales leadership roles at Care.com from August 2023 to August 2024; LegalZoom, where he played a significant role in its IPO; the NFL; Adobe; Yahoo; and Electronic Arts — helping businesses navigate major shifts in technology, customer behavior, business models, and go-to-market strategy. Mr. Buchanan is a graduate of the University of Southern California, where he earned degrees in Political Science and International Relations. Mr. Buchanan currently serves as Vice Chair of the USC Marshall School of Business Corporate Advisory Board and has served on several education, nonprofit, and private-company advisory boards.

M. Sean Covey, 62, currently serves as Chief Product Officer for Franklin Covey, effective September 1, 2026. Prior to this role, he served as President of the Franklin Covey Education Division, where he led the growth of this Division from its infancy in 2010 to its status today. Mr. Covey is the innovator of Leader in Me, a K12 whole-school improvement model that is now used in over 8,000 schools and 50 countries. Mr. Covey previously ran the Franklin Covey international licensee network and the Franklin Covey retail chain of stores and has been an executive officer since September 2008. Mr. Covey also served as the Executive Vice President of Innovations from 2003 to 2018, where he led the development of many of the Company’s current offerings, including The 4 Disciplines of Execution. Before Franklin Covey, Mr. Covey worked for the Walt Disney Company, Trammel Crow Ventures, and Deloitte & Touche Consulting. Mr. Covey is also a New York Times best-selling author and has authored or coauthored several books, including the Wall Street Journal #1 Business Bestseller, The 4 Disciplines of Execution, The Leader in Me, The 7 Habits of Happy Kids, and The 7 Habits of Highly Effective Teens, which has been translated into 30 languages and sold over 8 million copies worldwide. Mr. Covey is a versatile keynote speaker who regularly addresses kids and adults within education and business. Mr. Covey graduated from Brigham Young University with a bachelor’s degree in English and later earned an MBA from Harvard Business School. While at BYU, he was the starting quarterback for the football team where he earned several honors. Mr. Covey is also the Founder and Chairman of Bridle Up Hope, a family run global non-profit organization with a mission to inspire hope, confidence, and resilience in young women through equestrian training, life skills development, and service.

Colleen Dom, 64, was appointed the Executive Vice-President of Operations in September 2013. Ms. Dom began her career with the Company in 1985 and served as the first Client Service Coordinator, providing service and seminar support for some of the Company’s very first clients. Prior to her appointment as an Executive Vice-President, Ms. Dom served as Vice-President of Domestic Operations since 1997 where she had responsibility for the Company’s North American operations, including client support, supply chain, and feedback operations. During her time at Franklin Covey Co., Ms. Dom has been instrumental in creating and implementing systems and processes that have supported the Company’s strategic objectives and has more than 40 years of experience in client services, sales support, operations, management, and supply chain. Due to her valuable understanding of the Company’s global operations, Ms. Dom has been responsible for numerous key assignments that have enhanced client support, optimized operations, and built capabilities for future growth. Prior to joining the Company, Ms. Dom worked in retail management and in the financial investment industry.

Holly Procter, 40, has served as President of the Enterprise Division since September 2025. Ms. Procter joined the Company in June 2024 as Chief Revenue Officer and a member of the executive leadership team. Prior to joining the Company, Ms. Procter served as Chief Revenue Officer of Incredible Health from May 2023 to June 2024, and as Senior Vice President and Global Head of Sales of Clari from February 2020 to April 2023. She previously held go-to-market and sales leadership positions at LinkedIn and WeWork. Ms. Procter’s experience spans enterprise software, consulting, and healthcare, with a focus on go-to-market strategy, global sales enablement, international expansion, and building enterprise revenue organizations. Ms. Procter holds a Bachelor of Science in Business Administration and a Master of Business Administration from the University of Nebraska–Lincoln.

Paul S. Walker, 51, has served as the Company’s President and Chief Executive Officer since September 2021, and was appointed to our Board of Directors effective July 1, 2023. Mr. Walker began his career with the Company in 2000 in the role of business developer, and quickly moved to become a Client Partner and then an Area Director. In 2007, Mr. Walker became General Manager of the North America Central Region. In 2014, Paul assumed responsibility for the Company’s United Kingdom operations in addition to his role as General Manager of the Central Region. In 2016, Mr. Walker relocated to the Company’s Salt Lake City, Utah headquarters where he served as Executive Vice-President of Global Sales and Delivery and as President of the Company’s Enterprise Division until November 2019 when he was appointed President and Chief Operating Officer. During his time at Franklin Covey, Mr. Walker has led many digital transformation projects, including the transition to the All Access Pass. Mr. Walker graduated from Brigham Young University with a Bachelor of Arts in Communications.

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

Our business depends on renewals of subscription-based offerings and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at sufficient rates or generate new sales of such offerings will lead to a decrease in our revenues.

A large portion of our success depends on our ability to generate renewals of our subscription-based offerings, which primarily consist of the AAP and Leader in Me membership, and produce new sales of our offerings and products to both new and existing clients. Currently, the majority of our revenue is generated from subscription-based offerings and related services and materials sales. Generating new sales of our subscription-based offerings and products, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition, economic uncertainty, or other factors, our revenues will be adversely affected.

Our subscription contracts are typically for periods of 12 months or longer. Our ability to maintain contract renewals is subject to numerous factors, including:

•
delivering high-quality content, solutions, and coaching to our clients;
•
understanding and anticipating market and technology trends and the changing needs of our clients; and
•
providing offerings and products of the quality and timeliness necessary to withstand competition.

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

Our financial success is partially dependent on our ability to protect our proprietary offerings and other intellectual property. The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights. To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, as well as copyright and trademark laws. In addition, the rapid growth and utilization of AI may lead to infringements on our trademarked and copyrighted materials. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

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

Many schools in the United States benefit from governmental funding initiatives, which provide additional funding for schools to pursue improvement programs such as our Leader in Me offering. In addition, we partner with charitable organizations to fund Leader in Me programs in many schools across the country. Supported by numerous studies and endorsements, we believe the Leader in Me program provides meaningful and measurable improvements to the academic environment of schools, which enable the educational institutions to utilize governmental funding and attract additional support from charitable organizations to implement our Leader in Me offering. If governmental funding for school improvement expires or is reduced, or charitable organizations decide not to continue to support Leader in Me programs in schools, our results of operations, cash flows, and financial position may be adversely impacted.

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

Cybersecurity and Information Technology Risks

Many of our services are internet-based, and as such we are subject to increased risks of cyber-attacks and other security breaches that could incur additional liabilities and have a material adverse effect on our business and reputation.

We collect, process, and retain a limited amount of sensitive and confidential information regarding our customers which may be maintained on internet-based platforms, and we are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Our internet-based facilities and systems may be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, stolen intellectual property, programming or human errors, or other similar events.

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

We are subject to numerous global data breach and cybersecurity regulations that may compound the effects of data breaches.

We are subject to numerous U.S. and foreign jurisdiction laws and regulations governing the protection of personal data. For example, the California Consumer Privacy Act (CCPA) requires that businesses undertake detailed risk assessments and conduct independent cybersecurity audits. If we, our associates, business partners, or our service providers negligently disregard or intentionally breach our established controls with respect to such data or otherwise mismanage or misappropriate that data, we could be subject to notification requirements, monetary damages, fines, and/or criminal prosecution, as well as litigation from parties impacted by a breach of their data or harm to their systems as a result of malware or other security incidents within our own networks or systems. Unauthorized disclosure, loss or alteration of personal, sensitive, or confidential client or employee data or client or end-user systems, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

We are subject to growing and increasingly complex global data privacy laws with increased compliance and enforcement risks.

The violation of these laws can result in significant penalties. For example, under the privacy law in the EU and UK, the General Data Protection Regulation (GDPR), fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. In addition, over twenty U.S. states have enacted general consumer data privacy laws since 2018. We have implemented policies, controls, and procedures, including a team dedicated to data protection, to comply with the requirements of these privacy laws. However, these procedures and controls may not be completely effective in preventing breaches or unauthorized processing of personal data, and compliance requirements may require us to update or modify our controls. In addition, we continue to see jurisdictions around the world make new laws as they revise and enforce their privacy laws. Accordingly, we will need to continue evolving our compliance measures over time, and there is some risk that common interpretations of the requirements in such laws may not necessarily align with opinions of applicable regulators or potential litigants, such that the risk of fines and litigation may be increased in countries with newer laws.

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

Since the introduction of our online subscription services, our dependence on the use of sophisticated technologies and information systems, particularly including technologies and information systems provided by third parties, has increased. Moreover, our technology platforms may require us to continue cash investments (including business acquisitions) to expand existing offerings, improve the client experience, and develop complementary offerings. Our future success depends in part on our ability to adapt our services and infrastructure while maintaining and continuing to improve the performance, features, security, and reliability of our services in response to the evolving demands of the marketplace. Failure to adapt and improve these areas could have an adverse effect on our business, including our results of operations, financial position, and cash flows.

Interruptions or failures in our technology platforms or those of critical third-party service providers could disrupt our operations and adversely affect our business.

Our subscription-based offerings depend on the availability, performance, security, and reliability of our technology platforms and related infrastructure. We also rely on third parties for cloud hosting, data storage and processing, telecommunications, software, artificial intelligence technologies, cybersecurity services, and other important functions. Our systems or those of our service providers could experience outages, delays, security incidents, data loss, capacity constraints, software defects, human error, natural disasters, or other disruptions. Third-party providers may also discontinue services, increase prices, change contractual terms, or fail to meet our operational, security, or compliance requirements.

As we expand our offerings and introduce new features and technologies, maintaining reliable and scalable platforms may become more complex and costly. We may be unable to prevent or promptly resolve disruptions, and replacing a critical provider or migrating systems and data to an alternative provider could be costly and time-consuming. Any interruption or failure could reduce the availability or performance of our offerings, result in the loss or corruption of data, prevent us from meeting contractual obligations or service levels, subject us to claims, and damage our reputation. These consequences could reduce client engagement, renewals, and new sales, increase our costs, and adversely affect our business, financial condition, and results of operations.

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

•
Develop new services, programs, or offerings
•
Take advantage of opportunities, including business acquisitions
•
Respond to competitive pressures

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures. We obtained a credit agreement in March 2023 (the 2023 Credit Agreement) that expires in March 2028. We expect to regularly renew or amend our lending agreement in the future to maintain the availability of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Our ability to make scheduled payments on or to refinance any indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition, and other factors. We are unable to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flows may be insufficient to allow us to meet our financial obligations. If our cash flows and capital resources are insufficient to fund debt service or other obligations, then we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance any indebtedness. In addition, the terms of existing or future debt agreements, including our 2023 Credit Agreement and subsequent modifications, may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of any outstanding indebtedness before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing indebtedness or refinance our existing indebtedness at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then we will incur higher interest expense. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and financial results.

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by various factors, including the current or anticipated impact of military conflict, including the conflict between the United States and Iran, terrorism, other geopolitical events, such as war, natural or environmental disasters, international economic instability, public health emergencies, market uncertainty, debt crises and downgrades, embargoes, tariffs, sanctions and other trade barriers, and other governmental trade or market control programs. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, long-term government shutdown, or continued unpredictable and unstable market conditions.

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

During fiscal 2026, we continued to operate directly owned offices that serve clients in Austria, Australia, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including, but not limited to:

•
Restrictions on the movement of cash
•
The absence in some jurisdictions of effective laws to protect our intellectual property rights
•
Political instability
•
Compliance with extensive and evolving laws and regulations that are often ambiguous or inconsistently enforced
•
Currency exchange rate fluctuations

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

We do business in China, which exposes us to risks inherent in doing business in that country.

Doing business in China exposes us to political, legal, and economic risks. In particular, the political, legal, and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, intellectual property, currency controls, network security, employee benefits, and other matters. In addition, the third parties with whom we contract may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Moreover, the Chinese government may impose additional regulations regarding our business. The government may regulate or apply a substantially different set of requirements to our business than anticipated, in which case we may need to invest a significant amount of resources and time before we do business in the country. Any of these events may materially and adversely affect our business, financial condition, and results of operations. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs, and duties in China. Furthermore, third parties that we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition, and results of operations could be materially and adversely affected.

Our use of accounting estimates involves judgment and could impact our financial results.

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

Management’s Role in Assessing Cybersecurity Risk and Directing Strategy

At the management level, primary responsibility for assessing and managing cybersecurity threats and material risks rests with our Chief Information Officer (CIO), who reports directly to our Chief Financial Officer (CFO). Our CIO has over two decades of experience in information technology and cybersecurity and is a Certified Information Systems Security Professional (CISSP). The CIO leads a team of five other information system professionals, three of whom also have CISSP credentials. Our CIO and cybersecurity team are responsible for understanding, managing, and communicating cybersecurity risk to our management and works with our legal department to oversee compliance with various legal, regulatory, and contractual cybersecurity requirements.

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

Board of Directors Oversight

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

ITEM 2. PROPERTIES

Our principal executive office is located in Draper, Utah. The executive office occupies approximately 26,000 square feet of leased space that is accounted for as an operating lease. The lease on the headquarters expires in March 2036 and includes two five-year renewal options that may be exercised at our discretion. This facility accommodates our executive team and corporate administration, as well as other professionals and is utilized by personnel in both our Enterprise and Education Divisions. We also occupy leased sales and administrative offices in various countries around the world, which are accounted for as operating leases:

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

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2026 or 2025. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, terms of our financing arrangements, and such other factors as the Board of Directors deems relevant. We currently anticipate that we will retain all available funds to finance future growth and business opportunities, pay our liabilities, and to repurchase outstanding shares of our common stock.

As of October 31, 2026, we had 11,335,471 shares of common stock outstanding, which were held by 425 shareholders of record. A number of our shareholders hold their shares in street name; therefore, we believe that there are substantially more beneficial owners of our common stock.

Purchases of Common Stock

The following table summarizes our purchases of common stock during quarter ended August 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
June 1, 2026 to June 30, 2026	-	$-	-	$19,720
July 1, 2026 to July 31, 2026	-	-	-	19,720
August 1, 2026 to August 31, 2026	-	-	-	19,720
Total Common Shares	-	$-	-

(1)
On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. During the quarter ended August 31, 2026, we acquired 1,484 shares of our common stock from shares withheld for income taxes on stock-based compensation awards at an average price of $21.14 per share which are excluded from the above table.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index. The graph assumes an investment of $100 on August 31, 2021 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index. Each of the indices assumes that all dividends were reinvested.

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

Non-GAAP Measures

This Management’s Discussion and Analysis includes the concepts of adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) and “constant currency,” which are non-GAAP measures. We define Adjusted EBITDA as net income excluding the impact of interest, income taxes, definite-lived intangible asset amortization, depreciation, stock-based compensation expense, and certain other items such as restructuring charges and building exit costs. Constant currency is a non-GAAP financial measure that removes the impact of fluctuations in foreign currency exchange rates and is calculated by translating the current period’s financial results at the same average exchange rates in effect during the prior year and then comparing this amount to the prior year.

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

1.
World Class Content – Our content is based on timeless principles of human effectiveness and is designed to help people change both their mindset and behavior. When our content is applied consistently in an organization, we believe the culture of that organization will change and improve to enable the organization to get desired results and achieve its own great purposes.
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
3.
Global Capability – As of August 31, 2026, we had sales professionals in the United States and Canada who serve clients in the private sector, in government, and in educational institutions; wholly owned subsidiaries that serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom; and we contract with independent licensee partners who deliver our content and provide services in approximately 150 countries and territories around the world. Our capabilities allow us to serve a wide range of clients from small locally owned entities to large multinational enterprises.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2026, fiscal 2025, and fiscal 2024 refer to the twelve-month periods ended August 31, 2026, 2025, 2024 and so forth.

Key Strategic Objectives

The theme of our fiscal 2027 Company kickoff was, “We Give Strategy the Human Edge,” which also anchors our new brand messaging and reflects our belief that the need for what FranklinCovey does has never been greater.

Organizations are navigating rapid change, including the accelerating adoption of AI, and their leaders are under increasing pressure to deliver results. In this environment, we believe people remain at the center of organizational performance: strategies succeed when leaders and teams have the capabilities to execute them and the alignment to act together. In our view, these capabilities and this collective action are the hallmarks of highly successful organizations, and they are what our solutions are designed to build. As AI makes information more abundant, we believe clients increasingly value partners who can develop highly capable leaders at all levels of their organization, build high trust cultures, and translate strategy into measurable results, which positions FranklinCovey to be an even more relevant partner to the organizations we serve.

To meet this growing need, we have also strengthened our organization to support growth and scale. During fiscal 2026, our Enterprise North America team executed successfully within the new sales model we introduced, which contributed to 4% growth in invoiced amounts compared with fiscal 2025. We also appointed new leadership in several international regions and began moving key functions to a shared services model that allows us to invest more in serving clients. At the beginning of fiscal 2027, we unified our product functions under a company-wide Chief Product Officer and appointed new leadership for our Education Division.

Building on this progress, we plan to focus on the following five strategic objectives which we intend to execute with discipline in fiscal 2027 to support of our vision of helping clients achieve their own missions and objectives.

•
Lead as the performance partner for an AI-enabled world. We believe sustained behavior change and measurable performance improvement require proven frameworks, enabling technology, and skilled people working together, and that this combination is difficult for AI tools alone to replicate. In fiscal 2027, we intend to further differentiate FranklinCovey by giving our clients’ strategies the human edge: combining our trusted content, the expertise of our consultants and coaches, and technology, including AI capabilities currently available or in development such as our AI-assisted coaching and practice tools within the All Access Pass, which we began piloting in fiscal 2026, to deliver outcomes that content or technology alone cannot.
•
Accelerate growth in our Enterprise business. We intend to build on the momentum of our new sales model by expanding our capacity to win new clients, including through additional sales and business development professionals, more targeted demand-generation and marketing efforts, and a sharper focus on the senior executives who own strategic outcomes. In fiscal 2027 we will begin expanding these new sales model efforts to our International operations. We also plan to grow subscription renewals and expansions by deepening engagement with existing clients and more consistently measuring and communicating the impact of our solutions.
•
Strengthen and expand our Education business. We believe Leader in Me is a leading whole-school transformation solution, currently used in more than 8,000 schools around the world, with significant opportunity for continued growth. Under our new Education Division leadership, we intend to sharpen our sales execution, expand our reach into new schools and districts, increase renewals among existing partner schools, and continue to enhance the Leader in Me experience with technology and data that help educators demonstrate improved student and school outcomes.
•
Innovate and integrate our solutions. Under our newly unified, Company-wide product organization, we intend to accelerate innovation across our offerings, combining our world-class content, technology, and consulting services to help leaders generate behavior change and the collective action of their people to achieve their most important objectives. We are incorporating AI capabilities and proprietary data into our solutions to make them even more personalized and scalable and their impact even more measurable.
•
Operate as “one” FranklinCovey and model what we teach. In fiscal 2027, we intend to complete our transition to a shared services model, improve efficiency, increase collaboration across divisions and geographies, and redeploy resources to our highest-return growth opportunities, while continuing to model our own methodologies to execute with high trust, accountability, and focus.

We believe the pursuit of these strategic priorities will enable us to make more progress toward our mission of enabling greatness in both people and organizations and to further our efforts to establish FranklinCovey as the category leader in Leadership and Organizational Performance. In addition, we believe that successful implementation of these objectives will provide our associates with additional resources and opportunities for growth and impact in the future and will drive results that are expected to provide a return to our shareholders.

There can be no assurance that we will achieve these objectives. The statements above are forward-looking statements and are subject to the risks and uncertainties described under “Forward-Looking Statements” and in Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Fiscal 2026 Financial Overview

Fiscal 2026 was a year of execution as we continued to build on the go-to-market and sales strategy implemented in North America during fiscal 2025. We retained the vast majority of our client base, and during the second quarter we initiated a long-term restructuring plan to streamline and simplify our operating model and better align our resources with the growth areas of our business. As we enter fiscal 2027, we remain focused on executing our go-to-market strategy, completing our restructuring plan, and continuing to invest in content and technology to foster additional revenue opportunities. We believe the investments we have made in our people, solutions, and go-to-market strategy have gained traction and produced measurable progress that will position us for growth in fiscal 2027.

Our consolidated revenue for the fiscal year ended August 31, 2026, totaled $261.5 million, compared with revenues of $267.1 million in fiscal 2025 and reflected the impact of business conditions and macroeconomic challenges previously described. In constant currency, our consolidated revenue was $260.4 million for fiscal 2026. The Company’s revenue performance during fiscal 2026 included the following key metrics:

•
Enterprise Division revenue in fiscal 2026 totaled $182.7 million compared with $188.1 million in the prior year. Enterprise Division revenue performance was primarily impacted by a $5.0 million decrease in the North America segment revenues and approximately $0.4 million decrease in International revenues, which were each adversely impacted by a lower base of deferred revenue reflecting the reduction in invoicing during fiscal 2025.
•
For the fiscal year ended August 31, 2026, Education Division revenue increased to $76.2 million compared with $74.6 million in the prior year. Fiscal 2026 revenue growth was primarily attributable to increased subscription revenue, which was partially offset by decreased sales of classroom and training materials from state-wide initiatives and district contracts. Delivery of training and coaching days remained strong during fiscal 2026 as the Education Division delivered nearly 900 more days when compared with fiscal 2025. Education subscription revenues in fiscal 2026 increased 10% compared with the prior year.
•
For the fiscal year ended August 31, 2026, subscription and contractually committed services revenue invoiced was $165.1 million compared with $151.7 million in the prior year.
•
As of August 31, 2026, 59% of our North America AAP contracts are for at least two years, compared with 57% at August 31, 2025, and the percentage of contracted amounts represented by multi-year contracts remained consistent at 60%.
•
At August 31, 2026, we had $116.1 million of deferred revenue compared with $111.7 million at August 31, 2025. Our deferred revenue at August 31, 2026 and 2025 includes $3.5 million and $5.1 million, respectively, of deferred revenue that was classified as long-term based on expected recognition. Our unbilled deferred revenue at August 31, 2026 was $67.3 million compared with $72.8 million at the end of fiscal 2025. Unbilled deferred revenue represents business that is contracted, but unbilled and therefore excluded from our balance sheet.

The following table sets forth our consolidated revenue by division and by reportable segment for the fiscal years indicated (in thousands):

YEAR ENDED		%		%
AUGUST 31,	2026	Change	2025	Change	2024
Enterprise Division:
North America	$142,590	(3)	$147,609	(10)	$163,384
International	40,078	(1)	40,455	(10)	44,763
	182,668	(3)	188,064	(10)	208,147
Education Division	76,179	2	74,618	1	74,210
Corporate and other	2,608	(41)	4,385	(10)	4,876
Consolidated revenue	$261,455	(2)	$267,067	(7)	$287,233

Gross profit consists of net revenue less the cost of services provided or the cost of goods sold. Our cost of revenue includes the direct costs of delivering content onsite at client locations, including presenter costs; content royalties; materials used in the production of training products and related assessments; amortization of previously capitalized curriculum development costs; and freight. Gross profit may be affected by, among other things, the mix of services sold to clients, prices of materials, travel, labor rates, changes in product discount levels, and freight costs. Our consolidated cost of revenue in fiscal 2026 totaled $65.4 million compared with $63.5 million in the prior year. Consolidated gross profit for the fiscal year ended August 31, 2026 was $196.0 million compared with $203.6 million in fiscal 2025 and decreased primarily due to lower revenue as described above. Our gross margin for fiscal 2026 decreased to 75.0% compared with 76.2% in the prior year primarily due to changes in the mix of products sold during the year, increased delivery costs, and increased amortization of capitalized curriculum expense.

Our operating expenses for the year ended August 31, 2026 decreased $9.0 million to $188.9 million, compared with $197.9 million in the prior year. The decrease was primarily due to a $7.2 million decline in selling, general, and administrative (SG&A) expenses and a $1.9 million decrease in amortization expense. Decreased SG&A expense was primarily due to a $4.4 million decrease in associate expenses resulting from our restructuring activities during fiscal 2026 and in prior years, and cost reduction efforts in various areas of our business. We incurred $6.7 million of restructuring expenses in fiscal 2026, which was consistent with spending in the prior year. We are currently in a long-term restructuring plan and expect to incur additional restructuring costs in fiscal 2027. Our amortization expense from definite-lived intangible assets decreased primarily due to a re-evaluation of the useful lives of intangible assets generated from the merger with the Covey Leadership Center, which continue to be some of our primary revenue and cash generating assets. During fiscal 2026, we extended the lives of these intangible assets by approximately 5 years, which reduced our amortization expense when compared with the prior year.

Our effective income tax rate for fiscal 2026 was approximately 30% compared with an effective income tax rate of approximately 49% in fiscal 2025. Our effective tax rate for fiscal 2026 was higher than the statutory income tax rate primarily due to stock-based compensation for which no income tax benefit is available, state and local income taxes, and non-deductible meals and entertainment expenses, which were partially offset by decreases in the valuation allowance against the deferred income tax assets of certain foreign subsidiaries and the foreign-derived intangible income deduction. Our effective tax rate for fiscal 2025 was higher than the statutory tax rate primarily due to an increase in the valuation allowance against our deferred income tax assets in some foreign jurisdictions and non-deductible executive compensation, which were partially offset by the tax differential on foreign income.

Net income for the year ended August 31, 2026 was $4.9 million, or $0.42 per diluted share, compared with $3.1 million, or $0.24 per diluted share, in fiscal 2025. Our Adjusted EBITDA in fiscal 2026 increased slightly to $28.9 million compared with $28.8 million in the prior year, reflecting the above-noted factors. In constant currency, our fiscal 2026 Adjusted EBITDA was $28.6 million. Adjusted EBITDA and constant currency are non-GAAP financial measures. For additional information regarding our use of non-GAAP financial measures, see the discussion under the heading Non-GAAP Measures above.

Further details regarding these items can be found in the comparative analysis of fiscal 2026 with fiscal 2025 as discussed within this Management’s Discussion and Analysis.

Our liquidity, financial position, and capital resources remained strong throughout fiscal 2026. At August 31, 2026, we had $13.3 million of cash, with no borrowings on our $62.5 million revolving credit facility, even after spending $28.1 million on purchases of our common stock and $12.4 million on capital assets during fiscal 2026. At August 31, 2025 we had $31.7 million of cash, and no borrowings on our revolving credit facility. For further information regarding our liquidity and cash flows, refer to the Liquidity and Capital Resources discussion found within this Management’s Discussion and Analysis.

For a discussion of the results of operations and changes in financial condition for fiscal 2025 compared with fiscal 2024, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2025 Form 10-K, which was filed with the SEC on November 12, 2025.

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

YEAR ENDED
AUGUST 31,	2026	2025	2024
Amounts shown as a percent of total revenue
Revenue	100.0	100.0	100.0
Cost of revenue	25.0	23.8	23.0
Gross profit	75.0	76.2	77.0
Selling, general, and administrative	66.3	67.6	61.3
Restructuring costs	2.6	2.5	1.0
Building exit costs	0.5	0.8	-
Loss on assets held for sale	0.1	-	-
Impaired asset	-	-	0.3
Depreciation	1.8	1.5	1.4
Amortization	1.0	1.6	1.5
Total operating expenses	72.3	74.0	65.5
Income from operations	2.7	2.2	11.5
Interest income	0.1	0.3	0.4
Interest expense	(0.1)	(0.2)	(0.4)
Income before income taxes	2.7	2.3	11.5

FISCAL 2026 COMPARED WITH FISCAL 2025 RESULTS OF OPERATIONS

Enterprise Division

North America Segment

The North America segment includes our personnel that serve clients in the United States and Canada. The following comparative information is for our North America segment in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$142,590	100.0	$147,609	100.0	$(5,019)
Cost of revenue	27,006	18.9	25,008	16.9	1,998
Gross profit	115,584	81.1	122,601	83.1	(7,017)
SG&A expenses	90,061	63.2	95,203	64.5	(5,142)
Adjusted EBITDA	$25,523	17.9	$27,398	18.6	$(1,875)

Revenue. In fiscal 2026, our North America segment revenue was $142.6 million compared with $147.6 million in the prior year, which represents a decrease of $5.0 million, or 3%. North America segment revenue continued to be adversely impacted during fiscal 2026 by the recognition of a lower base of previously deferred revenue, reflecting the decline in invoiced amounts generated during fiscal 2025 as a result of canceled or postponed government contracting, geopolitical tensions, and other macroeconomic uncertainties. North America segment invoiced amounts grew in fiscal 2026. We were encouraged by the overall growth in the North America segment’s invoiced amounts during fiscal 2026, which we believe reflects continued traction from our new go-to-market strategy and sales force restructuring. We believe the new go-to-market strategy and sales force restructuring will translate into improved revenue performance in future periods. Foreign exchange rates had a $0.1 million favorable impact on North America segment revenues and an insignificant impact on operating results during fiscal 2026.

Gross Profit. Gross profit decreased $7.0 million to $115.6 million in fiscal 2026 compared with $122.6 million in the prior fiscal year, due to both decreased revenue and lower gross margin. North America segment gross margin declined to 81.1% of revenue in fiscal 2026 compared with 83.1% in the prior year. The decrease in gross margin was primarily due to a change in the mix of products sold, increased delivery costs during the fiscal year, and increased amortization of capitalized curriculum expense.

SG&A Expense. North America SG&A expenses decreased $5.1 million, or 5% to $90.1 million in fiscal 2026 compared with $95.2 million in the prior year. The decrease was primarily due to reduced associate costs resulting from restructuring activities completed in fiscal 2026, as well as other cost reduction and efficiency initiatives implemented across the segment.

International

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

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$40,078	100.0	$40,455	100.0	$(377)
Cost of revenue	9,264	23.1	9,160	22.6	104
Gross profit	30,814	76.9	31,295	77.4	(481)
SG&A expenses	22,961	57.3	26,238	64.9	(3,277)
Adjusted EBITDA	$7,853	19.6	$5,057	12.5	$2,796

Revenue. In fiscal 2026, our International segment revenue decreased $0.4 million, or 1%, compared with fiscal 2025. Revenue at our China office decreased 19% as our operations in the region continued to be adversely affected by ongoing trade tensions and broader macroeconomic uncertainty. Revenue in Japan decreased by 6% primarily due to unfavorable foreign exchange rates experienced during fiscal 2026. These decreases were partially offset by increased revenue at our offices in France, Australia, and the United Kingdom. Excluding China, revenue at our directly owned offices increased 4% when compared with the prior year. Licensee revenue remained stable year over year as a decrease in royalty revenue was offset by increased revenue from services. In fiscal 2026, foreign exchange rates had a $0.8 million favorable impact on revenue and an insignificant impact on operating results.

Gross Profit. Gross profit in the International segment decreased primarily due to reduced revenue as described above. Gross margin for fiscal 2026 was 76.9% of revenue, compared with 77.4% in fiscal 2025. The decrease is primarily a result of fiscal 2026 licensee revenue including lower-margin partner services, and development costs. The factors above were partially offset by improved margins at our directly owned offices.

SG&A Expenses. International segment SG&A expenses for fiscal 2026 decreased $3.3 million when compared with fiscal 2025. The decrease was primarily due to reduced associate costs resulting from restructuring activities completed in fiscal 2026, as well as other cost reduction and efficiency initiatives enacted to offset the impact of decreased revenue.

Education Division

Our Education Division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed Leader in Me program. The following comparative information is for our Education Division in the periods indicated (in thousands):

	Fiscal Year Ended		Fiscal Year Ended
	August 31,	% of	August 31,	% of
	2026	Sales	2025	Sales	Change
Revenue	$76,179	100.0	$74,618	100.0	$1,561
Cost of revenue	27,852	36.6	26,883	36.0	969
Gross profit	48,327	63.4	47,735	64.0	592
SG&A expenses	40,305	52.9	39,551	53.0	754
Adjusted EBITDA	$8,022	10.5	$8,184	11.0	$(162)

Revenue. Education Division revenue for fiscal 2026 increased to $76.2 million compared with $74.6 million in fiscal 2025. Fiscal 2026 revenue growth was primarily attributable to increased subscription revenue, which was partially offset by decreased sales of classroom and training materials from state-wide initiatives, new schools, and district contracts in fiscal 2025 that did not repeat at the same level in fiscal 2026 as well as a reduction in the number of symposium events in fiscal 2026 compared with prior year. Delivery of training and coaching days remained strong during fiscal 2026 as the Education Division delivered nearly 900 more days when compared with fiscal 2025. Education Division growth during fiscal 2026 was partially impacted by changes in foreign exchange rates, which favorably impacted revenue by $0.2 million and operating results by $0.1 million. Education deferred revenue at August 31, 2026 decreased 6% from the balance at August 31, 2025. The decrease in deferred revenue was primarily due to lower invoicing from state-wide initiatives and district contracts that occurred in fiscal 2025 that did not repeat, or did not repeat at the same level, in fiscal 2026 and delivery of coaching days during the year which drew down the deferred balance. We added 596 new Leader in Me schools in the United States and Canada in a very challenging funding environment during fiscal 2026. At August 31, 2026 over 8,000 schools around the world were using the Leader in Me program.

Gross Profit. Education Division gross profit increased primarily due to increased revenue as previously described. Education segment gross margin declined slightly from 64.0% in fiscal 2025, to 63.4% in fiscal 2026. Our fiscal Education Division gross margin was adversely impacted by a change in the mix of products sold combined with increased product amortization, materials, and platform costs when compared with the prior year.

SG&A Expenses. Education SG&A expenses increased primarily due to increased associate expenses from new personnel and changes to compensation plans. SG&A expense also increased due to increased computer and office expense.

Other Operating Expense Items

Depreciation – For fiscal 2026, our depreciation expense increased to $4.6 million compared with $4.1 million in fiscal 2025. The increase in our depreciation expense during fiscal 2026 was primarily due to assets acquired in connection with our new headquarters office. We currently expect depreciation expense will total approximately $4.5 million in fiscal 2027.

Amortization – Our amortization expense from definite-lived intangible assets for the fiscal year ended August 31, 2026, decreased $1.9 million to $2.5 million compared with $4.4 million in the prior year. The decrease in our amortization expense was primarily due to the re-evaluation of the useful lives of content and license rights originally acquired in the merger with the Covey Leadership Center. These intangible assets continue to be some of our primary revenue and cash flow generating assets. Based on the re-evaluation of these intangible assets, we extended the useful lives of these assets by approximately 5 years. We currently expect definite-lived intangible asset amortization expense will total approximately $2 million during fiscal 2027.

Interest Income – Our interest income decreased $0.7 million to $0.2 million for the fiscal year ended August 31, 2026. The decrease in interest income was primarily due to decreased cash balances held by us during fiscal 2026.

Interest Expense – Our interest expense, which totaled $0.3 million in fiscal 2026, decreased $0.3 million primarily due to reduced notes payable and debt obligations in fiscal 2026 than in the prior year.

Income Taxes

Our income tax provision for fiscal 2026 totaled $2.1 million on pre-tax income of $7.1 million for an effective income tax rate of 30%, compared with income tax expense of $3.0 million on pre-tax income of $6.1 million for an effective income tax rate of 49% for the fiscal year ended August 31, 2025. Our effective income tax rate for fiscal 2026 was higher than the statutory tax rate primarily due to tax expense of $1.1 million for share-based compensation for which no income tax benefit is available, $0.3 million of state and local income taxes, net of federal effect, and $0.3 million related to non-deductible meals and entertainment expenses, which were partially offset by a $0.8 million net benefit from decreases in the valuation allowance against the deferred income tax assets of certain foreign subsidiaries and a $0.3 million benefit from the foreign-derived intangible income deduction. Our effective income tax rate for fiscal 2025 was higher than the statutory tax rate primarily due to tax expense of $1.5 million for increases to the valuation allowance against deferred tax assets in some foreign jurisdictions and $0.9 million related to non-deductible executive compensation, which were partially offset by a $0.5 million benefit in tax differential on foreign income.

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant amendments to U.S. tax law with varying effective dates. Key provisions relevant to us include the expansion of bonus depreciation, the permanent reinstatement of immediate expensing for research and development costs, and revisions to international tax rules. Beginning in fiscal 2026, domestic research and experimental expenditures are deductible as incurred, while foreign research and experimental expenditures remain subject to capitalization and amortization. The new legislation did not have a material impact on our income tax expense or effective tax rate for fiscal 2026; however, we will continue to monitor future regulatory guidance and assess any potential impacts in subsequent periods.

We paid $1.2 million in cash for income taxes during fiscal 2026. The decrease in cash paid for income taxes compared with fiscal 2025 primarily reflects a net federal refund received during fiscal 2026 resulting from prior year overpayments.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash at August 31, 2026 totaled $13.3 million, with no borrowings on our $62.5 million revolving credit facility. Of our $13.3 million of cash at August 31, 2026, $4.1 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position. Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and available proceeds from our credit facility. Our primary uses of liquidity include payments for operating activities, development of our content and delivery offerings (including capital expenditures for curriculum and delivery portals), and opportunistic purchases of our common stock.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Total cash provided by (used for):
Operating activities	$21,587	$28,977	$60,257
Investing activities	(12,383)	(16,888)	(11,310)
Financing activities	(27,722)	(28,781)	(38,655)
Effect of exchange rates on cash	107	(273)	141
Increase (decrease) in cash and cash equivalents	$(18,411)	$(16,965)	$10,433

Our Current Credit Agreement

We previously entered into a credit agreement (the 2023 Credit Agreement) with Key Bank National Association leading a group of financial institutions. The 2023 Credit Agreement provides up to $70.0 million in total credit, of which $7.5 million was used to replace the outstanding term loan balance from the previous credit agreement. The remaining $62.5 million is available as a revolving line of credit or for future term loans. We believe the 2023 Credit Agreement provides significant flexibility and financial resources to allow us to grow the business in future periods.

The 2023 Credit Agreement matures on March 27, 2028, and the interest rate for borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio as defined in the 2023 Credit Agreement (refer to Note 6, Secured Credit Agreement to our consolidated financial statements for the interest rate structure).

As defined in the 2023 Credit Agreement, (i) we are required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. At August 31, 2026, we believe that we were in compliance with the terms and covenants contained in the 2023 Credit Agreement.

At August 31, 2026 our debt structure was relatively simple and consisted primarily of obligations for leased office and warehousing space. For further information on our leasing obligations, refer to the notes to our consolidated financial statements as presented in Item 8 of this Annual Report on Form 10-K.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2026.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business. Our primary uses of cash for operating activities were payments for SG&A expenses, direct costs necessary to conduct training programs, to fund working capital changes, and to suppliers for materials used in training manuals sold. Our cash provided by operating activities during fiscal 2026 was $21.6 million compared with $29.0 million in the prior year. The decrease in cash flows from operating activities was primarily attributable to unfavorable changes in working capital, which were driven primarily by increased accounts receivable. We expect our cash flows from operating activities to improve in future periods due to higher expected net income combined with the favorable impact of restructuring activities initiated in fiscal 2026 that are designed to reduce operating costs. However, certain conditions are beyond our control or influence such as general macroeconomic conditions, general business environment uncertainty, government spending, and conditions in international locations which directly impact our financial results at our international direct offices and international licensees.

Cash Flows from Investing Activities and Capital Expenditures

For the fiscal year ended August 31, 2026, our cash used for investing activities totaled $12.4 million. Our primary uses of cash for investing activities consisted of investments in the development of our content and offerings and purchases of property and equipment in the normal course of business.

In fiscal 2026, we spent $7.0 million on the development of our content and related offerings. We believe continued investment in our content and offerings is key to future growth and the development of our business. We currently expect that our capital spending for curriculum development will total between approximately $8.5 million and $10.5 million in fiscal 2027.

Cash used for purchases of property and equipment during fiscal 2026 totaled $5.4 million and consisted primarily of leasehold improvements at our new headquarters office, and computer software and hardware. We currently anticipate that our purchases of property and equipment in fiscal 2027 will total between approximately $4 million and $6 million.

Cash Flows from Financing Activities

Our net cash used for financing activities during fiscal 2026 totaled $27.7 million. Our primary uses of financing cash included $28.1 million used to purchase shares of our common stock, which consisted of shares purchased on the open market and shares withheld for income taxes on stock-based compensation awards, and $0.8 million used for the final payment for the purchase of Strive Talent, Inc. Partially offsetting our uses of cash for financing activities were $1.2 million of proceeds received from our ESPP participants to purchase shares of common stock during the fiscal year.

Our uses of financing cash in future periods may include purchases of our common stock. However, the timing and amount of common stock purchases is dependent on a number of factors, including available resources, and we are not obligated to make purchases of our common stock during any future period.

Sources of Cash and Liquidity

We expect to pay for projected capital expenditures and meet other obligations in fiscal 2027 and beyond, from current cash balances, future cash flows from operating activities, and proceeds from our available line of credit if necessary. Going forward, we will also continue to incur costs necessary for the day-to-day operation of the business and may use additional credit and other financing alternatives, if necessary, for these expenditures. During fiscal 2023 we entered into a five-year credit agreement which we expect to renew and amend on a regular basis to maintain the long-term borrowing capacity of this credit facility. Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources. If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and the availability of external funds as described above, will be sufficient for us to maintain our operations for the next 12 months and into the future. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity and uncertainty, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control. We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

We do not operate any manufacturing, mining, or other capital-intensive facilities, and we have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. However, we have cash expenditures and are subject to various contractual obligations that are required to run our business. Our material cash requirements include the following:

•
Associate and Consultant Compensation – Associate and consultant compensation is our largest expense and most significant recurring use of cash. Our compensation plans for associates and delivery consultants include fixed (salaried) and variable elements as well as the cost of benefits, and may fluctuate with sales, financial results, and hiring/retention activity. During fiscal 2026, we expensed approximately $172 million for associate and delivery consultant cash compensation. Associate compensation expense is included in SG&A expense and consultant compensation is included in our cost of revenue. Our associate costs include variable compensation such as commissions, incentives, and bonuses, and may fluctuate from year-to-year.
•
Information Technology – Our business is reliant on computer software and hardware. Our subscription service portals require ongoing development, recurring maintenance, security upgrades, and utilize various software applications. In addition, we utilize various software programs to run our business, including applications for customer resource management, general ledger, cybersecurity, spreadsheets, word processing, e-mail, etc. Including capitalized hardware and software, we spent approximately $11 million for information technology software and hardware during fiscal 2026.
•
Content Development – We believe that ongoing investment in our content and offerings is key to our future success. Our innovations group is responsible for the development of new content as well as refreshing and maintaining our existing content. Including capitalized development, we spent approximately $9 million (excluding innovation associate compensation discussed above) for the development and maintenance of our offerings and content in fiscal 2026.
•
Income Taxes – We are required to pay income taxes in the various jurisdictions where we operate. During fiscal 2026, we paid $1.2 million in cash for income taxes.
•
Contractual Obligations – In addition to the expenses described above, which we believe are required to successfully run our business, we have other longer-term contractual obligations, which require additional cash payments. We have summarized our significant contractual obligations at August 31, 2026, in the following table (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Description	2027	2028	2029	2030	2031	Thereafter	Total
Minimum operating lease payments	$1,030	$880	$907	$932	$950	$4,517	$9,216
Purchase obligations	2,749	-	-	-	-	-	2,749
	$3,779	$880	$907	$932	$950	$4,517	$11,965

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

Judgment is required to determine the stand-alone selling price (SSP) for each distinct performance obligation in a revenue contract. Where we have more than one distinct performance obligation, we must allocate the transaction price to each performance obligation based on its relative SSP. The SSP is the price at which we would sell a promised product or service separately to a customer. In determining the SSP, we consider the size and volume of transactions, price lists, historical sales, and contract prices. We may modify our pricing from time-to-time in the future, which could result in changes to the SSP.

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

The analysis of our performance awards contains uncertainties because we are required to make assumptions and judgments about the timing and/or the eventual number of shares that will vest in each grant. The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the service periods. These forecasted amounts may be difficult to predict over the life of the awards due to changes in our business, such as from the introduction of subscription-based services, or other external factors, and their impact on our financial results. Events such as these may leave some previously approved performance measures obsolete or unattainable. The evaluation of performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated service periods and/or number of common shares expected to vest as described above. For example, uncertainties related to macroeconomic factors and prevailing business conditions resulted in a significant reversal of previously recognized performance award stock-based compensation expense in fiscal 2025.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for credit losses calculation contains uncertainties because the calculation requires us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer. We regularly review the collectability assumptions of our allowance for credit losses calculation and compare them against historical collections. Adjustments to the assumptions may either increase or decrease our total allowance for credit losses and may adversely impact our financial results. For example, a 10% increase to our allowance for credit losses at August 31, 2026, would decrease our reported income from operations by $0.2 million.

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

We tested goodwill for impairment at August 31, 2026, at the reporting unit level using a quantitative approach. Based on the results of this analysis, we determined that it was more likely than not that the fair value of each of our reporting units was more than their carrying values. This determination and the underlying valuation model required judgment to estimate future cash flows and operating results and considered current operating results, expected future operating results, and various other factors such as macroeconomic conditions. Some of these factors are not within our control.

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
•
significant negative industry or economic trends;
•
significant change in market capitalization relative to book value; and/or
•
significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, then we would be required to test goodwill for impairment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. Based on the results of our goodwill impairment analysis during fiscal 2026, we determined that no impairment existed at August 31, 2026, as we determined that it was more likely than not that each reporting unit’s estimated fair value exceeded its carrying value.

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

Income Taxes

We are subject to income taxes in the United States and in various state and foreign jurisdictions. Determining our income tax provision requires significant judgment, including estimates of future taxable income and the interpretation and application of complex tax laws and regulations that differ by jurisdiction and are subject to change.

During the course of the fiscal year, we apply an estimated annual effective tax rate to year-to-date pre-tax income, excluding infrequently occurring or unusual items, and we record the tax effects of the infrequent or unusual items in the period in which they occur. As the fiscal year progresses, we update our rate estimate for actual results and revised forecasts of income by jurisdiction, and any change in estimate is reflected in the quarter in which it is made.

We recognize the benefit of an uncertain tax position only if it is more likely than not to be sustained upon examination. We reassess these positions each quarter as audits progress, statutes of limitations expire, and tax laws or other circumstances change, which can result in a tax benefit or additional expense in the period of the change.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward-looking statements regarding, among other things, our expectations about future sales levels and financial results, future training and consulting sales activity, expected benefits from restructuring plans and growth initiatives, anticipated renewals of subscription offerings, the impact of new accounting standards on our financial condition and results of operations, the amount and timing of estimated capital expenditures, anticipated expenses, including SG&A expenses, depreciation, and amortization, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to renew or extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations for at least the upcoming 12 months, the seasonality of future sales, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collections of accounts receivable, the duration, cost, and outcome of litigation, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this Annual Report on Form 10-K for the fiscal year ended August 31, 2026, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: cybersecurity risks; unanticipated costs or capital expenditures; delays or unanticipated outcomes relating to our strategic plans and initiatives; dependence on existing products or services; the rate and consumer acceptance of new product introductions, including the All Access Pass and Impact Platform; competition; the impact of foreign exchange rates; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; litigation; and other factors which may negatively affect our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. During the fiscal years ended August 31, 2026, 2025, and 2024, we were not party to any foreign exchange contracts, interest rate swap agreements, or similar derivative instruments.

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

Interest Rate Sensitivity

At August 31, 2026, our long-term obligations primarily consisted of our long-term leasing arrangements and licensing agreements. Since these long-term obligations have a fixed interest rate, our overall interest rate sensitivity is primarily influenced by any amounts borrowed on our 2023 Credit Agreement. The effective interest rate on our line of credit facility is variable and was 5.3% at August 31, 2026. As of August 31, 2026, we did not have any borrowings against our 2023 Credit Agreement and, therefore, a change in the interest rates would not materially affect our interest expense or cash flows. However, if we borrow amounts on our 2023 Credit Agreement, we will incur additional interest expense in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2026, of the Company and our report dated November 12, 2026, expressed an unqualified opinion on those financial statements.

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

November 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Franklin Covey Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the “Company”) as of August 31, 2026 and August 31, 2025, the related consolidated income statements and statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and August 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon the transfer of control of promised products and services to customers in an amount equal to the consideration expected to be received in exchange for those products and services. The contracts for (1) the Leader in Me subscription offering and (2) the All Access Pass subscription offerings containing contractually committed services and products, often include promises to transfer multiple products or services to a customer which are considered distinct performance obligations and should be accounted for separately. The transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the price which the Company would sell a promised product or service separately to a customer. In determining the SSP, the Company considers the size and volume of transactions, price lists, historical sales, and contract prices.

Given the increased extent of audit effort in evaluating management’s judgments in determining SSP, we identified the determination of SSP for these subscription offerings as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of SSP for these performance obligations, included the following, among others:

•
We tested the effectiveness of internal controls over the determination of SSP.
•
We selected a sample of customer agreements and performed the following:
o
Obtained and read customer contracts and invoices for each selection to evaluate if relevant contractual terms have been appropriately considered by management.
o
Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o
Assessed the reasonableness of management’s estimates of SSP for services and products and the allocation of the transaction price to identified performance obligations determined on a relative stand-alone selling basis in accordance with relevant accounting standards.
o
Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

November 12, 2026

We have served as the Company’s auditor since 2016.

FRANKLIN COVEY CO.

CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2026	2025
In thousands, except per-share data
ASSETS
Current assets:
Cash and cash equivalents	$13,287	$31,698
Accounts receivable, less allowance for credit losses of $2,151 and $2,929	67,771	68,415
Inventories	5,794	5,165
Prepaid expenses	5,086	5,114
Other current assets	18,973	19,085
Assets held for sale, net of valuation allowance	1,404	-
Total current assets	112,315	129,477

Property and equipment, net	12,460	14,324
Intangible assets, net	31,272	34,551
Goodwill	30,965	31,220
Deferred income tax assets	1,144	231
Other long-term assets	30,098	33,109
	$218,254	$242,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$-	$823
Accounts payable	6,051	8,780
Deferred revenue	112,625	106,534
Customer deposits	8,946	16,327
Accrued liabilities	22,550	24,828
Liabilities held for sale	1,004	-
Total current liabilities	151,176	157,292

Other liabilities	11,008	14,718
Deferred income tax liabilities	4,706	3,991
Total liabilities	166,890	176,001

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	230,146	230,251
Retained earnings	131,195	126,272
Accumulated other comprehensive loss	(1,176)	(1,032)
Treasury stock at cost, 15,735 shares and 14,565 shares	(310,154)	(289,933)
Total shareholders’ equity	51,364	66,911
	$218,254	$242,912

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2026	2025	2024
In thousands, except per-share amounts

Revenue	$261,455	$267,067	$287,233
Cost of revenue	65,421	63,498	66,161
Gross profit	196,034	203,569	221,072

Selling, general, and administrative	173,374	180,617	175,941
Restructuring costs	6,735	6,723	3,008
Building exit costs	1,359	2,067	-
Loss on assets held for sale	218	-	-
Impaired asset	-	-	928
Depreciation	4,642	4,066	3,905
Amortization	2,542	4,392	4,248
Income from operations	7,164	5,704	33,042

Interest income	212	928	1,123
Interest expense	(310)	(565)	(1,119)
Income before income taxes	7,066	6,067	33,046
Income tax provision	(2,143)	(2,999)	(9,644)
Net income	$4,923	$3,068	$23,402

Net income per share:
Basic	$0.43	$0.24	$1.78
Diluted	0.42	0.24	1.74

Weighted average number of common shares:
Basic	11,546	12,927	13,171
Diluted	11,726	13,053	13,472

COMPREHENSIVE INCOME:
Net income	$4,923	$3,068	$23,402
Foreign currency translation adjustments, net of income tax provision of $(14), $(21), and $(11)	(144)	(264)	219
Comprehensive income	$4,779	$2,804	$23,621

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2026	2025	2024
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,923	$3,068	$23,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,184	8,458	8,153
Amortization of capitalized curriculum development costs	5,687	4,440	3,172
Deferred income taxes	(423)	1,468	1,885
Stock-based compensation expense	6,562	5,805	10,142
Loss on assets held for sale	218	-	-
Impaired asset	-	-	928
Gain on license obligation restructuring	(338)	-	-
Amortization of right-of-use operating lease assets	831	610	760
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(135)	17,464	(3,759)
Decrease (increase) in inventories	(687)	(1,161)	228
Decrease (increase) in prepaid expenses and other assets	1,927	(1,447)	(1,414)
Increase (decrease) in accounts payable and accrued liabilities	(2,035)	(5,770)	403
Increase (decrease) in deferred revenue and customer deposits	(2,608)	3,151	13,458
Increase (decrease) in income taxes payable/receivable	1,483	(5,942)	3,453
Decrease in other liabilities	(1,002)	(1,167)	(554)
Net cash provided by operating activities	21,587	28,977	60,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,375)	(8,253)	(3,694)
Capitalized curriculum development costs	(7,008)	(7,561)	(6,866)
Acquisition of license/content rights	-	(1,074)	(750)
Net cash used for investing activities	(12,383)	(16,888)	(11,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	11,677	-	-
Payments on line of credit borrowings	(11,677)	-	-
Principal payments on notes payable	(835)	(835)	(5,835)
Principal payments on financing obligation	-	(3,112)	(3,538)
Purchases of common stock for treasury	(28,130)	(26,374)	(30,749)
Proceeds from sales of common stock held in treasury	1,243	1,540	1,467
Net cash used for financing activities	(27,722)	(28,781)	(38,655)
Effect of foreign currency exchange rates on cash and cash equivalents	107	(273)	141
Net increase (decrease) in cash and cash equivalents	(18,411)	(16,965)	10,433
Cash and cash equivalents at beginning of the year	31,698	48,663	38,230
Cash and cash equivalents at end of the year	$13,287	$31,698	$48,663

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,239	$7,693	$4,205
Cash paid for interest	251	496	1,107

Non-cash investing and financing activities:
Acquisition of property and equipment and capitalized curriculum financed by accounts payable and accrued liabilities	$744	$3,255	$1,036
Consideration for reacquired license rights from liabilities of seller	-	168	-
Acquisition of content rights financed by accounts payable and other liabilities	-	678	750

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Earnings	Loss	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2023	27,056	$1,353	$232,373	$99,802	$(987)	(13,974)	$(253,887)
Issuance of common stock from treasury			(10,266)			643	11,733
Purchase of treasury shares						(776)	(30,749)
Unvested share award			(436)			23	436
Stock-based compensation			10,142
Cumulative translation
adjustments					219
Net income				23,402
Balance at August 31, 2024	27,056	1,353	231,813	123,204	(768)	(14,084)	(272,467)
Issuance of common stock from treasury			(6,831)			431	8,372
Purchase of treasury shares						(939)	(26,374)
Unvested share award			(536)			27	536
Stock-based compensation			5,805
Cumulative translation
adjustments					(264)
Net income				3,068
Balance at August 31, 2025	27,056	1,353	230,251	126,272	(1,032)	(14,565)	(289,933)
Issuance of common stock from treasury			(5,865)			363	7,107
Purchase of treasury shares						(1,573)	(28,130)
Unvested share award			(802)			40	802
Stock-based compensation			6,562
Cumulative translation
adjustments					(144)
Net income				4,923
Balance at August 31, 2026	27,056	$1,353	$230,146	$131,195	$(1,176)	(15,735)	$(310,154)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in organizational performance improvement. We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.” We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, The Four Disciplines of Execution, and Multipliers, and proprietary content in the areas of Leadership, Execution, Productivity, Sales Performance, and Educational improvement. Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report. Through our organizational research and content development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

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

Reclassifications

Certain expenses in our fiscal 2025 consolidated income statement have been reclassified to conform with the current period presentation. Expenses incurred for the movement of our corporate headquarters during fiscal 2025, which totaled $2.1 million, were reclassified from selling, general, and administrative expense to building exit costs.

Cash and Cash Equivalents

Our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times these deposits may exceed insured limits. We consider all highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents. Of our $13.3 million of cash at August 31, 2026, $4.1 million was held outside the U.S. by our foreign subsidiaries. We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. Cash flows from the sale of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows. At each of August 31, 2026 and 2025, our inventories were comprised primarily of training materials, books, training-related accessories, and consisted of finished goods.

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

Other Current Assets

Significant components of our other current assets were as follows (in thousands):

AUGUST 31,	2026	2025
Deferred commissions	$16,789	$15,335
Other current assets	2,184	3,750
	$18,973	$19,085

We defer commission expense on subscription-based sales and recognize the commission expense with the recognition of the corresponding revenue.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period. We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Our property and equipment were comprised of the following as of the indicated dates (in thousands):

AUGUST 31,	2026	2025
Computer hardware and software	$38,392	$36,544
Furniture, fixtures, and leasehold improvements	3,586	3,959
	41,978	40,503
Less accumulated depreciation	(29,518)	(26,179)
	$12,460	$14,324

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

Indefinite-Lived Intangible Assets and Goodwill Impairment Testing

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. Based on the fiscal 2026 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the periods presented in this report.

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

During the annual impairment testing process, we have the option to first perform a qualitative assessment (commonly referred to as Step Zero) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment where we estimate the fair value of each reporting unit using both an income and market approach. At August 31, 2026, we completed a quantitative assessment of our goodwill and concluded there were no impairments. Refer to Note 5, Intangible Assets and Goodwill for further information on our goodwill, including the allocation of our goodwill to our reporting units.

When we perform a quantitative analysis to assess the recoverability of our goodwill, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized for the difference. The estimated fair value of each reporting unit is calculated using a combination of the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The value estimated using a discounted cash flow model is weighted against the estimated value derived from the market approach method. The market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies. In developing the discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our internal plan and assume a terminal growth rate thereafter. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable and constitute Level 3 fair value measures.

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

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Our capitalized curriculum development spending in fiscal 2026, which totaled $7.0 million, was primarily to create new and refreshed offerings and content for the AAP and new offerings for our Education practice. Curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials, or a significant investment in new curriculum. Costs incurred to maintain existing offerings are expensed when incurred. In addition, development costs incurred in the research and development of new offerings and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic and technological feasibility have been established.

Capitalized development costs are amortized over three-to-five year useful lives, which are based on numerous factors, including expected cycles of major changes to the content. Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $19.2 million and $18.0 million at August 31, 2026 and 2025. Amortization of capitalized curriculum development costs is reported as a component of cost of revenue in the accompanying consolidated income statements and statements of comprehensive income.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2026	2025
Accrued compensation	$13,420	$14,384
Other accrued liabilities	9,130	10,444
	$22,550	$24,828

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation differences are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. We recognized net foreign currency losses of $0.2 million in fiscal 2026, net foreign currency transaction gains of $0.1 million in fiscal 2025, and net foreign currency transaction losses of $0.1 million in fiscal 2024. Foreign exchange transaction gains and losses are included as a component of selling, general, and administrative expenses in our consolidated income statements and statements of comprehensive income.

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

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $5.1 million, $5.5 million, and $5.2 million for the fiscal years ended August 31, 2026, 2025, and 2024, respectively.

Stock-Based Compensation

We record the compensation expense for all stock-based payments, including grants of stock awards and the compensatory elements of our employee stock purchase plan, in our consolidated income statements and statements of comprehensive income based upon their fair values over the requisite service period. For more information on our stock-based compensation plans, refer to Note 12, Stock-Based Compensation Plans.

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

Accounting Pronouncement Issued and Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 provides guidance to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the effective income tax rate reconciliation and income taxes paid. This new guidance also includes certain other amendments designed to improve the effectiveness of income tax disclosures. The Company adopted this ASU in fiscal 2026 and the related disclosures are included in Note 15, Income Taxes. The amendments were effective for our annual periods beginning September 1, 2025 and have been applied prospectively.

Accounting Pronouncements Issued Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a public entity to disclose certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization on an annual and interim basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The provisions within the update may be applied retrospectively for all periods presented in the financial statements. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.

During September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. This ASU makes targeted improvements to the accounting for software costs. ASU 2025-06 also supersedes the guidance for website development costs along with the recognition requirements for development costs specific to websites. This guidance is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating this ASU to determine its impact on our financial statements.

2.
REVENUE

We earn revenue from contracts with customers primarily through the delivery of our All Access Pass (AAP) and Leader in Me membership subscription offerings, through the delivery of training days and training course and classroom materials (whether digitally or in person), Executive coaching, and through the licensing of rights to sell our content into geographic locations where the Company does not maintain a direct office. We also earned revenues from leasing arrangements that are not accounted for under Topic 606. Returns and refunds are generally immaterial, and we do not have any significant warranty obligations.

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

Subscription Revenues

Subscription revenues primarily relate to the Company’s AAP and Leader in Me membership offerings. We have determined that it is most appropriate to account for the AAP as a single performance obligation and recognize the associated transaction price ratably over the term of the underlying contract beginning on the commencement date of each contract, which is the date the Company’s platforms and resources are made available to the customer. This determination was reached after considering that our web-based functionality and content, in combination with our intellectual property, each represent inputs that transform into a combined output that represents the intended outcome of the AAP, which is to provide a continuously accessible, customized, and dynamic learning and development solution only accessible through the AAP platform. During 2026, we began selling AAP contracts that included contractually committed services and products bundled with the AAP offering. The Company recognizes the revenue for the contractually committed products and services as those products are delivered or the services are performed and continues to recognize the revenue related to the AAP offering over the term of the underlying contract.

We typically invoice our customers annually upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue until the transfer of control has occurred and the amount is recognized in revenue.

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

Services and Products

We deliver Company-led training and consulting services and related products such as training manuals and contractually committed materials and services sold in connection with the AAP at a customer’s location or live-online based upon a daily consultant rate and a set price for training materials. These revenues are recognized as the training days occur and the services are performed. Customers also have the option to purchase training materials and present our offerings through internal facilitators and not through the use of a Franklin Covey consultant. Revenue is recognized from these product sales when the materials are shipped. Shipping revenues associated with product sales are recorded in revenue with the corresponding shipping cost being recorded as a component of cost of revenue.

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

When determining whether products and services meet the distinct criteria, we consider various factors for each agreement including the availability of the services and the nature of the offerings and services. We allocate the transaction price to each performance obligation on a relative standalone selling price (SSP) basis. Judgment is required to determine the SSP for each distinct performance obligation. The SSP is the price which the Company would sell a promised product or service separately to a customer. In determining the SSP, we consider the size and volume of transactions, price lists, historical sales, and contract prices. We may modify our pricing from time-to-time in the future, which could result in changes to the SSP.

Contract Balances

As described above, our subscription revenue is recognized ratably over the term of the underlying contract beginning on the commencement date of each agreement. The timing of when these contracts are invoiced, cash is collected, and revenue is recognized impacts our accounts receivable and deferred revenue accounts. We generally bill our clients in advance for subscription offerings or within the month that the training and products are delivered. As such, consideration due to the Company for work performed is included in accounts receivable and we do not have a significant amount of contract assets. Our receivables are generally collected within 30 to 150 days but typically no longer than 12 months. Deferred revenue primarily consists of billings or payments received in advance of revenue being recognized from our subscription and contractually committed services offerings. Furthermore, our clients, to expend funds in a particular budget cycle, may prepay for services or products which are recorded as customer deposits until the amount is applied to a subscription or contractually committed contract. Our deferred revenue totaled $116.1 million at August 31, 2026 and $111.7 million at August 31, 2025, of which $3.5 million and $5.1 million were classified as components of other long-term liabilities at August 31, 2026, and August 31, 2025. We recognized $160.7 million and $147.9 million of previously deferred revenue during the fiscal years ended August 31, 2026 and 2025, respectively.

Remaining Performance Obligations

When possible, we enter into multi-year non-cancellable contracts which are invoiced either upon execution of the contract or at the beginning of each annual contract period. Our remaining performance obligation represents contracted revenue that has not yet been recognized, including unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price is influenced by factors such as seasonality, the average length of the contract term, and the ability of the Company to continue to enter multi-year non-cancellable contracts. At August 31, 2026, we had $183.4 million of remaining performance obligations, including $116.1 million of deferred revenue related to our subscription and contractually committed offerings. The remaining performance obligation does not include customer deposits as those amounts are generally refundable at the client’s request prior to the satisfaction of the obligation.

Costs Capitalized to Obtain Contracts

We capitalize the incremental costs of obtaining non-cancellable subscription and contractually committed services revenue, primarily from the All Access Pass and the Leader in Me membership offerings. These incremental costs consist of sales commissions paid to our sales force and include the associated payroll taxes and fringe benefits. As the same commission rates are paid annually when the customer renews their contract, the capitalized commission costs are generally amortized ratably on an annual basis consistent with the recognition of the corresponding subscription or contractually committed services revenue. At August 31, 2026, we have $18.7 million of capitalized direct commissions, of which $16.8 million is included in other current assets and $1.9 million is in other long-term assets based on the expected recognition of the commission expense. During the fiscal year ended August 31, 2026, we capitalized $29.7 million of commission costs to obtain revenue contracts and amortized $28.6 million of deferred commissions to selling, general, and administrative expense. At August 31, 2025, we had $17.6 million of capitalized direct commissions, of which $15.3 million was included in other current assets and $2.3 million was in other long-term assets.

Refer to Note 17, Segment Information, to these consolidated financial statements for our disaggregated revenue information.

3.
ASSETS AND LIABILITIES HELD FOR SALE

On July 9, 2026, the Company committed to a plan to sell the shares of its directly owned China subsidiaries and transition its business in China to a licensee operation. Subsequent to August 31, 2026 we entered into a definitive agreement for this transaction, which we expect will be completed by the end of the second quarter of fiscal 2027. Prior to fiscal 2017, we did business in China through an independent licensee arrangement. Due to geopolitical tensions and other factors, we believe the return to a licensee arrangement will improve our business prospects in the China marketplace. Because the China office disposal group met the criteria for classification as held for sale under ASC 360-10 as of August 31, 2026, the associated assets and liabilities have been segregated and reported separately within current assets and current liabilities on our consolidated balance sheet.

Upon classification as held for sale, the disposal group was measured at the lower of its carrying amount or its fair value less cost to sell. The major classes of assets and liabilities classified as held for sale as of August 31, 2026, which were included in our International segment, consisted of the following (in thousands):

AUGUST 31,	2026
Accounts receivable, net	$772
Inventories	58
Prepaid expenses	47
Property and equipment, net	72
Allocated goodwill	255
Right-of-use operating lease assets	120
Deferred tax assets	220
Other long-term assets	78
Valuation allowance on assets held for sale	(218)
Total assets held for sale	$1,404

Accounts payable	$5
Accrued liabilities	371
Deferred revenue	138
Customer deposits	370
Lease liabilities	120
Total liabilities held for sale	$1,004

In connection with the initial held-for-sale classification, we recorded a pretax impairment loss of $0.2 million to write the disposal group down to its fair value less cost to sell. The estimated purchase price less costs to sell is $0.4 million. This loss is recorded as a loss on assets held for sale on our fiscal 2026 consolidated income statement. The fair value of the disposal group was estimated based on expected net sale proceeds.

4. ACCOUNTS RECEIVABLE

Our trade accounts receivable are recorded at cost less an allowance for estimated credit losses, which is the net amount we expect to collect.

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon consideration of numerous factors, including historical bad debts, the age of customer receivable balances, industry trends, macroeconomic factors in the markets where we operate, and judgments about the creditworthiness of our customers based on ongoing credit evaluations. The allowance is adjusted as necessary to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share the same risk characteristics as other trade receivables are evaluated on an individual basis, including those associated with customers that have a higher probability of default. We do not have a significant amount of notes or other receivables.

The following schedule provides a reconciliation of the activity in our allowance for estimated credit losses during the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Beginning balance	$2,929	$3,015	$3,790
Charged to costs and expenses	233	2,042	(64)
Deductions	(1,011)	(2,128)	(711)
Ending balance	$2,151	$2,929	$3,015

The deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented. Our write-offs increased in fiscal 2025 due to activity in Japan and the United Kingdom which reflected business environment uncertainties and difficulties in these countries. During fiscal 2024, we received payment from customers whose accounts we had previously reserved against because of potential pandemic-related uncertainties. Accordingly, we reversed a portion of the allowance during fiscal 2024 to reflect the payments. Recoveries of amounts previously written off were insignificant for the periods presented. No customer accounted for more than 10% of our sales or accounts receivable in any year presented.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2026	Amount	Amortization	Amount
Finite-lived intangible assets:
Acquired content	$49,812	$(47,518)	$2,294
License rights	31,259	(27,310)	3,949
Customer lists	15,982	(15,884)	98
Acquired technology	7,282	(5,361)	1,921
Trade names	1,883	(1,883)	-
Non-compete agreements and other	930	(920)	10
	107,148	(98,876)	8,272
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$130,148	$(98,876)	$31,272

AUGUST 31, 2025
Finite-lived intangible assets:
Acquired content	$49,812	$(47,089)	$2,723
License rights	34,428	(28,631)	5,797
Customer lists	15,982	(15,736)	246
Acquired technology	7,282	(4,641)	2,641
Trade names	1,883	(1,764)	119
Non-compete agreements and other	930	(905)	25
	110,317	(98,766)	11,551
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$133,317	$(98,766)	$34,551

In fiscal 2026 we re-evaluated the useful lives of content and license rights originally acquired in the merger with the Covey Leadership Center. These assets continue to be some of our primary revenue and cash flow generating assets. Based on the re-evaluation of these assets, we extended their useful lives by approximately 5 years.

During fiscal 2024, we purchased the content rights for The Teacher Believed in Me (TBIM) for $1.5 million in cash. We believe the content in TBIM is compelling and fits well within our Leader in Me offering. While the author retains the copyright to TBIM, the agreement grants us broad rights for the development and use of TBIM content. The content license does not have an expiration date and the purchase price was payable in two installments of $0.8 million. We are amortizing the content license over a 10-year useful life, which is similar to other licenses, and the final payment was made in January 2025.

Our intangible assets are amortized over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of finite-lived intangible assets at August 31, 2026 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period
Acquired content	6 years	30 years
License rights	1 to 7 years	30 years
Customer lists	1 year	12 years
Acquired technology	3 years	7 years
Trade names	none	5 years
Non-compete agreements and other	1 to 4 years	3 years

Our aggregate amortization expense from finite-lived intangible assets totaled $2.5 million, $4.4 million, and $4.2 million for the fiscal years ended August 31, 2026, 2025, and 2024. Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2027	$2,233
2028	1,960
2029	1,494
2030	780
2031	779

Goodwill

We performed our annual testing of goodwill in accordance with the accounting policies described in Note 1, Nature of Operations and Summary of Significant Accounting Policies. We completed a quantitative assessment of our goodwill as of August 31, 2026 and concluded there were no impairments. We do not have any accumulated impairment charges against the carrying value of our goodwill. In connection with the sale of our direct office in China and its transition to a licensee arrangement as described in Note 3, Assets Held for Sale, $0.3 million of our goodwill was allocated to the sale of the direct office. At August 31, 2026 and 2025, goodwill was allocated to our reportable segments as shown below (in thousands):

AUGUST 31,	2025	Allocation	2026
North America	$19,125	$-	$19,125
International	9,765	(255)	9,510
Education practice	2,330	-	2,330
	$31,220	$(255)	$30,965

6. SECURED CREDIT AGREEMENT

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

The 2023 Credit Agreement matures on March 27, 2028, and interest on term loan borrowings under the 2023 Credit Agreement was due and payable on the principal payment dates. Interest on all other borrowings is due the last day of each month. The interest rate for all borrowings on the 2023 Credit Agreement is based on the Secured Overnight Financing Rate (SOFR) and is a tiered structure that varies according to the Leverage Ratio calculated at the end of each fiscal quarter. At August 31, 2026 and 2025, we did not have any outstanding term loan or line of credit debt, and the interest rate on the 2023 Credit Agreement was 5.3% at August 31, 2026 and 6.0% at August 31, 2025. We are also charged an unused credit commitment fee of 0.2% per annum, which is paid quarterly.

The Leverage Ratio as defined by the 2023 Credit Agreement is funded debt to adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and determines the applicable interest rate as shown below:

Leverage Ratio	Interest Rate
Less than 1.00	SOFR plus 1.50%
Between 1.00 and 2.00	SOFR plus 1.75%
Between 2.01 and 2.50	SOFR plus 2.25%
Greater than 2.50	SOFR plus 2.75%

The 2023 Credit Agreement also contains representations, warranties, and certain covenants. When any amounts are outstanding under the 2023 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, and business combinations or acquisitions, among other customary covenants, subject to certain exceptions. As defined in the 2023 Credit Agreement, (i) we are required to maintain a Leverage Ratio of less than 3.00 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.15 to 1.00; and (ii) we are restricted from making certain distributions to stockholders, including repurchases of common stock. However, we are permitted to make distributions, including through purchases of outstanding common stock, provided that we are in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio financial covenants before and after such distribution. In the event of noncompliance with these financial covenants and other defined events of default, the Lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding under the 2023 Credit Agreement. At August 31, 2026, we believe that we were in compliance with the covenants and conditions of the 2023 Credit Agreement.

The 2023 Credit Agreement is secured by substantially all of our assets and certain of our subsidiaries, and provides for standard events of default, such as for non-payment and failure to perform or observe covenants, and contains standard indemnifications benefiting the Lenders. In connection with the 2023 Credit Agreement, the Company and certain of its subsidiaries, as applicable, also entered into a Security Agreement, Intellectual Property Security Agreement, and Guaranty of Payment.

7. NOTES PAYABLE

At August 31, 2025, our notes payable consisted of an obligation to the former owners of Strive Talent, Inc. (Strive), which was acquired in fiscal 2021. The note payable to the former owners of Strive was recorded at net present value and accrued interest at 3.6% until the final payment was made in April 2026.

8. LEASES

Lessee Obligations

In the normal course of business, we lease office space, primarily for our corporate administration and international sales administration offices, in commercial office complexes that are conducive to these functions. During fiscal 2025, we entered into a new lease agreement for leased headquarters space following the termination of our previous campus lease. We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories, and certain office equipment. These leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we do not have significant amounts of variable lease payments.

Some of our operating leases contain renewal options that may be exercised at our discretion after the completion of the base rental term. At August 31, 2026, we had operating leases with remaining terms ranging from less than one year to approximately 10 years. The amounts of assets and liabilities (in thousands) and other information related to our operating leases is as follows:

AUGUST 31,		2026	2025
Assets:
Operating lease right of use assets	Other long-term assets	$6,049	$6,933

Liabilities:
Current:
Operating lease liabilities	Accrued liabilities	$873	$657
Long-Term:
Operating lease liabilities	Other long-term liabilities	5,840	6,339
		$6,713	$6,996

Weighted Average Remaining Lease Term:
Operating leases (years)		9.3	9.9

Weighted Average Discount Rate:
Operating leases		6.9%	6.9%

We obtained $0.3 million, $6.3 million, and $1.1 million of right-of-use operating lease assets in exchange for operating lease liabilities during the fiscal years ended August 31, 2026, 2025, and 2024. During fiscal 2026 and fiscal 2025, we paid $1.2 million and $0.5 million of cash for amounts included in lease liabilities as reported in cash flows from operating activities. Amounts paid for lease liabilities in prior years were immaterial.

Future minimum lease payments under our operating leases at August 31, 2026, are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2027	$1,030
2028	880
2029	907
2030	932
2031	950
Thereafter	4,517
Total operating lease payments	9,216
Less imputed interest	(2,503)
Present value of operating lease liabilities	$6,713

We recognize lease expense on a straight-line basis over the life of the lease agreement. Total lease expense, which consisted entirely of fixed payments, totaled $1.8 million, $1.3 million, and $1.1 million for the fiscal years ended August 31, 2026, 2025, and 2024.

Lessor Accounting

During the lease on our previous headquarters campus which expired in June 2025, we subleased the majority of the campus space to multiple tenants. These sublease agreements were accounted for as operating leases and we recognized sublease income on a straight-line basis over the life of the agreement. Sublease revenue totaled $1.5 million and $1.9 million during the fiscal years ended August 31, 2025, and 2024. We do not expect to recognize sublease revenues in the foreseeable future.

9. COMMITMENTS AND CONTINGENCIES

Warehouse Outsourcing Contract

We have a warehousing services agreement with an independent warehouse and distribution company to provide product kitting, warehousing, and order fulfillment services at a facility near Des Moines, Iowa. Under the terms of this contract, we pay a fixed charge of approximately $110,000 per year for account management services and variable charges for other warehousing services based on specified activities, including shipping charges. The current warehousing contract expired on October 31, 2026. Subsequent to August 31, 2026, we extended the warehousing contract for one year.

During the fiscal years ended August 31, 2026, 2025, and 2024, we expensed $1.9 million, $2.0 million, and $2.2 million for services provided under the terms of our warehouse and distribution outsourcing contract. The total amount expensed each year includes freight charges, which are billed to us based upon activity. Freight charges included in the warehouse and distribution outsourcing costs totaled $1.3 million, $1.4 million, and $1.5 million during the fiscal years ended August 31, 2026, 2025, and 2024, respectively. Because of the variable component of the agreement, our payments for warehouse and distribution services may fluctuate in the future due to changes in revenue and levels of specified activities.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services. At August 31, 2026, we had open purchase commitments totaling $2.7 million for products and services to be delivered primarily in fiscal 2027.

Self-Insurance Liabilities

We self-insure for certain associate medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. These liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care cost inflation, could result in actual liabilities being more or less than amounts currently recorded. We have accrued $1.4 million and $1.1 million for associate medical claims at August 31, 2026 and 2025, which are included as components of accrued liabilities on our consolidated balance sheets. We maintain stop-loss coverage for our self-insurance plan which is capped at $0.2 million per individual.

Letter of Credit

At August 31, 2026 and 2025, we had a standby letter of credit for $10,000. Nothing was drawn on this letter of credit at either August 31, 2026 or August 31, 2025.

Legal Matters and Loss Contingencies

Franklin Saltlake LLC, the former landlord (the Landlord) for the leased premises that housed the Company’s corporate offices previously located at 2200 West Parkway Blvd, Salt Lake City, Utah, filed suit against a subsidiary, Franklin Development Corporation (Franklin Development), on December 20, 2024, in Third District Court, Salt Lake County, Utah. The original complaint alleged that Franklin Development breached the lease by failing to make certain repairs and replacements to equipment on the premises. The Landlord originally sought approximately $2.3 million in damages and a right to enter the premises to make the alleged repairs. The Company vacated the premises on June 30, 2025. The Landlord filed a supplemental complaint on September 18, 2025, alleging approximately $5 million in damages and that Franklin Development is in holdover. The Landlord now seeks no less than $9.2 million in damages. Franklin Development denies all material allegations; contends that the premises and associated equipment were in sound operating condition as of June 30, 2025, and asserts that the Landlord’s demands are contrary to the language of the lease and reasonable commercial practice. Franklin Development answered the supplemental complaint and filed a counterclaim on October 2, 2025, asserting claims for breach of the covenant of good faith and fair dealing and declaratory relief. The parties are now engaged in fact discovery, which was recently reopened by the court. Franklin Development continues to vigorously defend against this suit, but, given the current stage of litigation, any outcome remains uncertain.

10.
SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance. At August 31, 2026 and 2025, no shares of preferred stock were issued or outstanding.

Purchases of Treasury Stock

On April 18, 2024, our Board of Directors approved a plan to purchase up to $50.0 million of our outstanding common stock. We purchased $22.1 million of our common stock on this Board authorized plan. On August 11, 2025, the Board of Directors approved a replenishment of the plan to purchase up to $50.0 million of common stock. As of August 31, 2026, we had $19.7 million remaining on this replenished purchase plan.

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

	Fiscal 2026		Fiscal 2025		Fiscal 2024
	Shares	Cost	Shares	Cost	Shares	Cost
Open market purchases	1,503,455	$26,919	791,152	$20,377	524,548	$20,416
Shares withheld on awards	69,122	1,211	147,624	5,997	251,686	10,333
	1,572,577	$28,130	938,776	$26,374	776,234	$30,749

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

The book values of our financial instruments at August 31, 2026 and 2025 approximated their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2026 or 2025, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes.

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2026, we did not have any outstanding notes payable or drawn amounts on our line of credit. Our revolving line of credit is a negotiated component of our 2023 Credit Agreement (Note 6). Since the interest rate for any obligation on our 2023 Credit Agreement is variable, the applicable interest rates and other conditions related to the revolving line of credit are reflective of current market conditions, and the carrying value of term loan and revolving line of credit (when applicable) obligations therefore approximate their fair value.

12.
STOCK-BASED COMPENSATION PLANS

Overview

We utilize various stock-based compensation plans as integral components of our overall compensation and associate retention strategy. Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, stock options, fully vested stock awards, and to sell shares through the employee stock purchase plan (ESPP). The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our stock-based compensation plans.

On January 14, 2022, our shareholders approved the Franklin Covey Co. 2022 Omnibus Incentive Plan (the 2022 Plan), which authorized 1,000,000 shares of common stock for issuance as stock-based payments. On January 24, 2025, our shareholders approved Amendment No. 1 to the 2022 Plan, which authorized an additional 575,000 shares for issuance under the terms of the 2022 Plan. A detailed description of the 2022 Plan is set forth in our Definitive Proxy Statement filed with the SEC on December 15, 2021. At August 31, 2026, the 2022 Plan had approximately 252,000 shares available for future grants.

Our ESPP is administered under the terms of the Franklin Covey Co. 2017 Employee Stock Purchase Plan, which was approved by our shareholders at the annual meeting of shareholders held on January 26, 2018. For additional information regarding the Franklin Covey Co. 2017 Employee Stock Purchase Plan, please refer to our definitive Proxy Statement as filed with the SEC on December 22, 2017. At August 31, 2026, we had approximately 546,000 shares available for purchase by plan participants under the terms of the current shareholder approved ESPP.

The total compensation cost of our various stock-based compensation plans was as follows (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Performance awards	$3,969	$3,879	$8,275
Strive acquisition compensation	1,469	655	660
Unvested stock awards	880	960	880
Compensation cost of the ESPP	214	266	252
Fully vested stock awards	30	45	75
	$6,562	$5,805	$10,142

No stock-based compensation was capitalized during the fiscal years presented in this report. We recognize forfeitures of stock-based compensation instruments as they occur. In fiscal 2026, we issued 402,825 shares of our common stock from shares held in treasury for various stock-based compensation arrangements, including our ESPP. During fiscal 2025, we issued 458,020 shares of our common stock from shares held in treasury for stock-based compensation arrangements. Our stock-based compensation plans allow shares to be withheld from the award to pay the participants’ statutory income tax liabilities. During fiscal 2026 and fiscal 2025, we withheld 69,122 shares and 147,624 shares of our common stock, with fair values of $1.2 million and $6.0 million, respectively, for statutory income taxes on stock-based compensation awards.

The following is a description of our stock-based compensation plans.

Performance Awards

The Compensation Committee has awarded various performance-based stock compensation awards to our associates as long-term incentive awards. Some awards are based on the achievement of future goals and some awards are based upon the achievement of previously defined metrics, such as the achievement of specified levels of sales or consulting days delivered. Compensation expense is recognized as we determine it is probable that the shares will vest. Adjustments to compensation expense to reflect the number of shares expected to be awarded are made on a cumulative basis at the date of the adjustment. We reevaluate the likelihood and/or the number of shares expected to vest under performance awards at each reporting date. If all of our long-term performance awards outstanding at August 31, 2026 were to vest at the maximum number of shares that may be earned by participants, we have $9.7 million of unrecognized compensation expense related to our performance awards, which would be recognized over a weighted average period of 1.8 years.

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

LTIP Awards – The Compensation Committee has awarded annual performance-based stock compensation awards to members of our senior management as long-term incentive awards. Our fiscal 2026 LTIP award has three tranches, which consist of 1) shares that vest over three years of service with one-third vesting in November of 2026, 2027, and 2028 (step vest); 2) cumulative net revenue for fiscal 2026 through fiscal 2028; and 3) cumulative Adjusted EBITDA for fiscal 2026 through fiscal 2028. The number of shares that vest to participants based on the passage of time do not fluctuate based on the achievement of financial metrics. The number of shares that vest to participants based on financial metrics is variable and for the fiscal 2026 LTIP may be 50% of the award (minimum) or up to 175% of the award (maximum). The fiscal 2025 LTIP award is similar to fiscal 2026 and has three tranches, which consist of 1) shares that vest over three years of service with one-third vesting in October of 2025, 2026, and 2027; 2) cumulative net revenue for fiscal 2025 through fiscal 2027; and 3) cumulative Adjusted EBITDA for fiscal 2025 through fiscal 2027. The number of shares that vest to participants based on financial metrics in the fiscal 2025 LTIP is variable and may be 50% of the award (minimum) or up to 100% of the award (maximum). The fiscal 2024 LTIP award had two tranches, which consisted of: 1) shares that vest after three years of service (cliff vest); and 2) shares that vest based on the highest amount of rolling four quarter qualified Adjusted EBITDA earned in a three-year measurement period. The number of shares that vest to participants based on financial metrics in the fiscal 2024 LTIP was variable and ranged from 50% of the award (minimum) up to 200% of the award (maximum). The following share information is for our LTIP awards which included fiscal 2026 in the measurement period and have been adjusted for forfeitures.

		Time-					End of
Award	Grant	Vested	Revenue Shares		Adjusted EBITDA Shares		Service
Name	Date	Shares	Minimum	Maximum	Minimum	Maximum	Period
2026 LTIP	November 13, 2025	75,938	77,202	270,177	33,093	115,796	August 31, 2028
2025 LTIP	July 11, 2025	29,215	30,671	61,330	13,151	26,290	August 31, 2027

			Qualified Adjusted EBITDA Shares
			Minimum	Target	Maximum
2024 LTIP	October 6, 2023	22,696	34,038	68,067	136,127	—	August 31, 2026

The minimum performance metric for the fiscal 2024 LTIP award was not met and no shares were distributed to award participants.

Long-Term Incentive and Retention Equity Awards - The Compensation Committee has approved a long-term incentive award for client partners, managing client partners, managing directors, and certain other associates that management believes are critical to our long-term success. For sales-related personnel, their award amounts are based upon meeting minimum sales levels and determining the value of the award based on their total sales performance for the fiscal year. For the other associates, their award amount was approved by the Compensation Committee. One-third of these award shares vest each year over a three-year service period and the number of shares earned does not fluctuate based on future financial metrics. In fiscal 2026, we granted 145,204 shares under the terms of this award to eligible associates. During fiscal 2025 we granted 88,399 shares to associates and we granted 48,740 shares in fiscal 2024. These awards are expected to be granted annually by the Compensation Committee to retain these key associates.

Strive Acquisition Compensation

We structured two parts of the consideration for the fiscal 2021 acquisition of Strive Talent, Inc. (Strive) as payable in shares of our common stock. Each of the following amounts were payable in shares of our common stock or cash at our sole discretion:

•
Contingent Consideration – A maximum of $4.2 million could be earned by the former principal owner of Strive over a five-year measurement period ending in May 2026. The total value of this consideration was contingent upon sales and growth of the All Access Pass subscription and subscription services revenues during the five-year measurement period. We measured the contingent consideration each quarter and divided the total by the average of the closing share price of our common stock on the NYSE over the last 15 trading days of the quarter. Earned shares were required to be distributed within 45 days following the end of each quarter.

In an effort to retain the former principal owner of Strive, the Company and the former principal owner agreed to a modification of the acquisition agreement. In exchange for continued employment through February 27, 2026, the Company agreed to pay the former principal owner of Strive the remaining $1.4 million of unearned contingent consideration. We issued 80,434 shares of our common stock under the terms of this modification agreement in fiscal 2026.

•
Bonus Payments – Approximately $1.0 million was payable 18 months following the closing date of the purchase to stockholders and option holders of Strive who were still employed by the Company as of the 18-month date, subject to certain exceptions. We expensed these awards evenly over the 18-month service period and distributed the shares of stock to recipients in October 2022.

As of August 31, 2026, we have no further obligations associated with the acquisition of Strive.

Unvested Stock Awards

The annual Board of Directors unvested stock award, which is administered under the terms of the Franklin Covey Co. Omnibus Incentive Plans, is designed to provide our non-employee directors, who are not eligible to participate in our ESPP, an opportunity to obtain an interest in the Company through the acquisition of our common stock as part of their compensation. For fiscal 2026, each eligible director received a whole-share grant equal to $120,000 with a one-year vesting period. The Board of Directors unvested awards are generally granted in January (following the Annual Shareholders’ Meeting) of each year, and shares granted under the terms of this annual award may not be voted or participate in any common stock dividends until they are vested.

We issued 40,446 shares, 27,336 shares, and 23,136 shares of our common stock to eligible members of the Board of Directors during fiscal 2026, fiscal 2025, and fiscal 2024 as unvested stock awards. The fair value of shares awarded to the directors was $0.8 million in fiscal 2026 and $1.0 million in each of fiscal 2025 and 2024, as calculated on the grant date of the awards. The corresponding compensation cost of each award is recognized over the service period of the award, which is one year. The cost of the common stock issued from treasury for these awards was $0.8 million in fiscal 2026, $0.5 million in fiscal 2025, and $0.4 million in fiscal 2024. The following information applies to our unvested stock awards for the fiscal year ended August 31, 2026:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at August 31, 2025	27,336	$35.12
Granted	40,446	20.77
Forfeited	-	-
Vested	(27,336)	35.12
Unvested stock awards at August 31, 2026	40,446	$20.77

At August 31, 2026, there was $0.3 million of unrecognized compensation cost left on our unvested stock awards, which is expected to be recognized over the remaining service period of approximately four months. The total recognized income tax benefit from unvested stock awards was $0.2 million for each of the fiscal years ended August 31, 2026, 2025, and 2024. The intrinsic value of our unvested stock awards at August 31, 2026 was $0.8 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85% of the average fair market value of our common stock on the last trading day of each quarter. ESPP participants purchased a total of 83,951 shares, 58,719 shares, and 44,040 shares of our common stock during the fiscal years ended August 31, 2026, 2025, and 2024, which had a corresponding cost basis of $1.7 million in fiscal 2026, $1.2 million in fiscal 2025, and $0.8 million in fiscal 2024. We received cash proceeds for these shares from ESPP participants totaling $1.2 million in fiscal 2026 and $1.5 million in each of fiscal 2025 and 2024.

Fully Vested Stock Awards

We have a stock-based incentive program that is designed to reward training consultants for exceptional long-term performance. The program grants shares of our common stock to training consultants who have delivered a specified number of training days during their career. Two individuals qualified for these awards in fiscal 2026, three individuals qualified in fiscal 2025, and five individuals qualified for these awards in fiscal 2024.

13.
EMPLOYEE BENEFIT PLANS

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75% of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $3.2 million, $3.3 million, and $2.9 million during the fiscal years ended August 31, 2026, 2025, and 2024, respectively. We do not sponsor or participate in any defined-benefit pension plans.

14.
RESTRUCTURING

Fiscal 2026 Restructuring Activity

Long-Term Restructuring Plan

During the second quarter of fiscal 2026, we initiated a long-term restructuring plan that is designed to streamline and simplify our operating model, focus investment in growth areas, improve processes, consolidate and centralize certain functions, and provide organizational focus to realign talent with current and expected business needs. This restructuring plan is expected to span multiple quarters and may include various costs to implement the organizational and process changes.

Since the inception of the plan through August 31, 2026, we have expensed cumulative restructuring costs of $3.3 million, primarily for severance and related expenses for 36 employees. Of these costs, approximately $2.0 million were attributable to our North America segment, $1.2 million were attributable to our International segment, and $0.1 million to our Education segment. As of August 31, 2026, $0.5 million remained in accrued liabilities on our consolidated balance sheet for these restructuring activities. We expect to incur additional costs under this long-term plan in fiscal 2027.

First Quarter Restructuring Plan

Prior to the announcement of the long-term restructuring plan described above, we expensed $3.4 million during the first quarter of fiscal 2026 for restructuring expenses to streamline our organizational structure and reduce ongoing operating costs. The restructuring charge was comprised of severance costs to approximately 45 associates who were impacted by the event. Approximately $2.3 million of the restructuring charge was attributable to the North America segment, $0.4 million was for the International segment, and $0.7 million was for the Education Division. We paid the majority of these severance benefits during the first three quarters of fiscal 2026 and at August 31, 2026, we had an insignificant amount of these costs remaining in accrued liabilities on our consolidated balance sheet for this restructuring event.

Fiscal 2025 Restructuring Activity

During fiscal 2025, we expensed $6.7 million of restructuring costs for 80 associates who were impacted by changes to our new go-to-market strategy and cost reduction initiatives. Approximately $5.4 million of the restructuring costs were attributable to the North America segment, $0.7 million for the International segment, and $0.6 million for the Education Division. There were no remaining liabilities for this restructuring activity as of August 31, 2026.

Fiscal 2024 Restructuring Activity

During fiscal 2024, we restructured certain areas of our operations to sharpen the focus of our efforts and resources on plans and initiatives to drive additional growth in the future. As a result of this restructuring plan, we reduced our workforce by more than 50 associates and incurred severance and legal expenses totaling $3.0 million. Approximately $2.5 million of the restructuring expense was attributable to the International segment, $0.4 million was attributable to the Education segment, and $0.1 million was attributable to North America segment. There were no remaining liabilities for this restructuring activity as of August 31, 2025.

15.
INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Current:
Federal	$(549)	$376	$(4,040)
State	(199)	(466)	(1,675)
Foreign	(2,023)	(1,852)	(2,174)
	(2,771)	(1,942)	(7,889)

Deferred:
Federal	(828)	(1,303)	2,309
State	120	143	730
Foreign	523	647	(395)
Operating loss carryforward	198	925	(3,245)
Valuation allowance	615	(1,469)	(1,154)
	628	(1,057)	(1,755)
	$(2,143)	$(2,999)	$(9,644)

The income tax provision was allocated as follows (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Net income	$(2,143)	$(2,999)	$(9,644)
Other comprehensive income	(14)	(21)	(11)
	$(2,157)	$(3,020)	$(9,655)

Income before income taxes was generated as follows (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
United States	$5,439	$8,698	$32,456
Foreign	1,627	(2,631)	590
	$7,066	$6,067	$33,046

In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which requires additional disaggregation of the effective income tax rate reconciliation and of income taxes paid by jurisdiction. We adopted this standard in fiscal 2026 on a prospective basis. Accordingly, the rate reconciliation is presented in the new format for fiscal 2026, while fiscal 2025 and 2024 continue to be presented as previously reported. The disaggregation of income taxes paid is presented for fiscal 2026. The adoption of ASU 2023-09 affected disclosure only and had no effect on our financial position, results of operations, or cash flows.

Income taxes paid, net of refunds received, were as follows (in thousands):

YEAR ENDED
AUGUST 31,	2026
U.S. federal	$(758)
U.S. state and local	179
Foreign:
Canada	718
Brazil	448
India	124
China	110
Taiwan	92
Indonesia	90
Singapore	80
Japan	(139)
United Kingdom	(145)
All other foreign jurisdictions	440
Total foreign	1,818
Total income taxes paid, net of refunds	$1,239

Income taxes paid, net of refunds received, totaled $1.2 million during fiscal 2026. The amount paid in the United States reflects a net federal refund of $0.8 million received during the year with respect to prior year overpayments, which was partially offset by $0.2 million of state and local payments. Foreign income taxes paid of $1.8 million consist principally of withholding taxes deducted at the source by customers and licensees in jurisdictions where we do not maintain a direct operating presence. Individual jurisdictions in which net income taxes paid equaled or exceeded five percent of the total are presented separately in the table above; all remaining jurisdictions are reported in the aggregate.

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements and statements of comprehensive income were as follows.

YEAR ENDED
AUGUST 31,	2026
Income tax expense at federal statutory income tax rate	$(1,484)	(21.0)%
State and local income taxes, net of federal effect(1)	(303)	(4.3)
Foreign tax effects:
Japan — statutory rate differential	(192)	(2.7)
Japan — change in valuation allowance	942	13.3
Japan — other	26	0.4
Canada — statutory rate differential	(84)	(1.2)
Canada — other	244	3.5
Austria — statutory rate differential	6	0.1
Austria — change in valuation allowance	220	3.1
Germany — statutory rate differential	55	0.8
Germany — change in valuation allowance	(187)	(2.7)
China	38	0.5
Other foreign jurisdictions	60	0.8
Foreign withholding tax, net of foreign tax credits utilized	(150)	(2.1)
Effect of cross-border tax laws:
Foreign-derived intangible income	291	4.1
Tax on unremitted earnings of foreign subsidiaries	(157)	(2.2)
Tax credits	20	0.3
Nontaxable or nondeductible items:
Stock-based compensation	(1,143)	(16.1)
Non-deductible meals and entertainment	(273)	(3.9)
Other nontaxable or nondeductible items	(72)	(1.0)
	$(2,143)	(30.3)%

(1) State and local income taxes in New York (including the New York State franchise tax and the related metropolitan transportation business tax surcharge), Georgia, New Jersey, Texas, South Carolina, and Minnesota together comprised greater than 50% of the tax effect in this category. The Texas amount represents the prior year Texas margin tax liability recognized upon filing of the fiscal 2025 return. The Texas margin tax is computed on a margin tax base and is accounted for as an income tax under ASC 740.

Fiscal 2025 and 2024 are presented in the format previously reported, as follows:

YEAR ENDED
AUGUST 31,	2025	2024
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal effect	(9.8)	(4.0)
Valuation allowance	(24.2)	(3.5)
Foreign rate differential	8.8	1.6
Uncertain tax positions	3.6	(0.3)
Non-deductible executive compensation	(14.0)	(9.7)
Non-deductible meals and entertainment	(5.3)	(0.8)
Other stock-based compensation	3.6	7.7
Return to provision adjustments	8.7	0.8
Other	0.2	-
	(49.4)%	(29.2)%

Our effective income tax expense rate for fiscal 2026 of 30.3% was higher than the statutory tax rate primarily due to tax expense of $1.1 million for stock-based compensation for which no income tax benefit is available and $0.3 million for non-deductible meals and entertainment, together with $0.3 million of state and local income taxes, net of federal effect. These items were partially offset by a $1.0 million benefit in foreign tax effects, which included $0.8 million from changes in valuation allowances against deferred income tax assets in foreign jurisdictions.

Our effective income tax expense rate for fiscal 2025 of 49.4% was higher than the statutory tax rate primarily due to tax expense of $1.5 million for increases to the valuation allowance against our deferred income tax assets in some foreign jurisdictions and $0.9 million related to non-deductible executive compensation, which were partially offset by a $0.5 million benefit in tax differential on foreign income. Pre-tax income for fiscal 2025 was significantly lower than in prior years. As a result, certain permanent items such as valuation allowance adjustments and non-deductible expenses, had a proportionally larger impact on the effective tax rate than in periods with higher earnings.

Our effective income tax expense rate for fiscal 2024 of 29.2% was higher than the statutory tax rate primarily due to tax expense of $3.2 million for non-deductible executive compensation and a $1.2 million increase in the valuation allowance against our deferred income tax assets, which were partially offset by a $2.6 million benefit for stock-based compensation deductions in excess of the corresponding book expense and a $0.5 million benefit in tax differential on income subject to both U.S. and foreign taxes.

We are subject to the anti-deferral provisions on Global Intangible Low-Taxed Income (GILTI) under the Tax Cut and Jobs Act of 2017. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the Period Cost Method). We recorded no income tax expense in each of fiscal 2026, 2025 and 2024 under the GILTI provisions.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

AUGUST 31,	2026	2025
Deferred income tax assets:
Net operating loss carryforward	$3,947	$4,460
Deferred revenue	4,421	3,892
Capitalized development costs	2,481	2,954
Stock-based compensation	1,846	2,457
Operating lease liabilities	1,594	1,509
Inventory and bad debt reserves	620	834
Bonus and other accruals	934	774
Self-constructed tangible assets	164	547
Foreign income tax credit carryforward	148	384
Property and equipment depreciation	5	346
Other	511	359
Total deferred income tax assets	16,671	18,516
Less: valuation allowance	(2,400)	(3,936)
Net deferred income tax assets	14,271	14,580

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(5,468)	(5,451)
Intangibles step-ups – finite lived	(994)	(1,291)
Intangible asset amortization	(4,320)	(4,218)
Deferred commissions	(4,348)	(4,109)
Operating lease right-of-use assets	(1,438)	(1,494)
Property and equipment depreciation	(569)	(1,157)
Unremitted earnings of foreign subsidiaries	(695)	(453)
Other	(1)	(167)
Total deferred income tax liabilities	(17,833)	(18,340)
Net deferred income taxes	$(3,562)	$(3,760)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2026	2025
Long-term assets	$1,144	$231
Long-term liabilities	(4,706)	(3,991)
Net deferred income tax liability	$(3,562)	$(3,760)

The deferred income tax assets and liabilities presented above for fiscal 2026 exclude the operations in China that were classified as held for sale on August 31, 2026, consistent with their presentation on our consolidated balance sheet. The net deferred income tax asset of those operations of $0.2 million is included within assets held for sale as shown in Note 3 - Assets Held for Sale. The comparative amounts on August 31, 2025 include China, which was not classified as held for sale on that date.

Our U.S. federal net operating loss carryforwards were comprised of the following at August 31, 2026 (in thousands):

	Loss Carryforward		Loss	Loss	Operating
Loss Carryforward	Expires		Deductions	Deductions	Loss Carried
for Year Ended	August 31,	Amount	in Prior Years	in Current Year	Forward
Acquired NOL - Jhana
December 31, 2016	2035	$3,053	$(1,340)	$(215)	$1,498
July 10, 2017	2036	1,117	-	-	1,117
		$4,170	$(1,340)	$(215)	$2,615

We have U.S. state net operating loss carryforwards generated in fiscal 2009 and before in various jurisdictions that expire primarily between September 1, 2026, and August 31, 2029. The U.S. state net operating loss carryforwards generated in fiscal 2019 through fiscal 2026 expire between August 31, 2029, and August 31, 2036, except in certain states, where the carryforwards generated in fiscal 2022 expire on August 31, 2042. The state net operating loss carryforwards acquired through the purchase of Jhana stock expire between August 31, 2034 and August 31, 2036.

During fiscal 2026, we utilized $1.9 million of foreign tax credits, consisting of $1.4 million generated during the year and $0.5 million carried forward from prior years. We had foreign tax credit carryforwards of $0.1 million remaining at August 31, 2026.

We monitor the operating results and financial performance of our foreign subsidiaries and establish or release valuation allowances against their deferred income tax assets as appropriate. During fiscal 2026, we recorded a net decrease in our total valuation allowance of $0.6 million, reflecting releases for certain foreign subsidiaries partially offset by additional allowances recorded for others. The valuation allowance at the beginning of fiscal 2026 includes a $0.2 million adjustment arising from the separate measurement of deferred income tax assets of our German, Swiss, and Austrian subsidiaries, which were previously measured on a combined basis. The same $0.2 million was released during fiscal 2026 as a result of that separate measurement and is included in deductions below. Because these amounts offset, the change in measurement basis had no effect on net deferred income tax assets or the provision for income taxes in any period. In addition, $0.9 million of valuation allowance relating to our operations in China was reclassified to assets held for sale at August 31, 2026. The valuation allowance at August 31, 2026, relates primarily to the losses of certain foreign subsidiaries which we expect will expire unused.

Activity in our deferred income tax asset valuation allowance was as follows for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Beginning balance	$3,936	$2,467	$1,313
Adjustment for separate measurement of combined foreign entities	220	-	-
Adjusted beginning balance	4,156	2,467	1,313
Charged to costs and expenses	336	1,497	1,250
Deductions	(1,172)	(28)	(96)
Reclassified to assets held for sale	(920)	-	-
Ending balance	$2,400	$3,936	$2,467

Except for the deferred tax assets subject to valuation allowances, we have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets. We considered sources of taxable income, including reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income. Based on the factors described above, we concluded that realization of our deferred tax assets, except those subject to the valuation allowances described above, is more likely than not at August 31, 2026.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Beginning balance	$1,333	$1,639	$1,618
Additions based on tax positions
related to the current year	20	62	491
Additions for tax positions in
prior years	5	30	73
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(31)	(328)	(255)
Other reductions for tax positions of
prior years	(181)	(70)	(288)
Ending balance	$1,146	$1,333	$1,639

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million at August 31, 2026 and $1.1 million at August 31, 2025. We also have unrecognized tax benefits related to individual states’ net operating loss carryforwards, the gross amount of which was $0.4 million at August 31, 2026, and $0.6 million at August 31, 2025. Interest and penalties related to uncertain tax positions are recognized as components of income tax expense. The net accruals and reversals of interest and penalties had an insignificant effect on our income tax expense in each of fiscal 2026, 2025 and 2024. The balance of interest and penalties included in other long-term liabilities on our consolidated balance sheets was $0.4 million at each of August 31, 2026, 2025 and 2024.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2022-2026	Australia, Canada, and the United Kingdom
2021-2026	Japan, Singapore, Germany, Switzerland, and Austria
2021-2025	China (calendar years)
2025-2026	France
2022-2026	United States – state and local income tax
2023-2026	United States – federal income tax

During the fourth quarter of fiscal 2026, we committed to a plan to sell the shares of our China subsidiaries and classified the related assets and liabilities as held for sale. In connection with that classification we recorded a pre-tax loss of $0.2 million to write the disposal group down to its fair value less cost to sell. No income tax benefit was recognized for this charge because the write-down is not deductible for income tax purposes, and it is reported within nontaxable or nondeductible items in the rate reconciliation above. The sale had not closed as of August 31, 2026.

16.
EARNINGS PER SHARE

The following schedule shows the components of the calculation of our earnings per share (EPS) for the periods indicated (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2026	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$4,923	$3,068	$23,402

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding	11,546	12,927	13,171
Effect of dilutive securities:
Stock-based compensation awards	180	126	301
Diluted weighted average shares outstanding	11,726	13,053	13,472

EPS Calculations:
Net income per share:
Basic	$0.43	$0.24	$1.78
Diluted	0.42	0.24	1.74

17.
SEGMENT INFORMATION

Reportable Segments

Our revenues are primarily comprised of training and consulting services and our internal reporting and operating structure is currently organized around two divisions: the Enterprise Division, which consists of our North America and International segments, and the Education Division, which is comprised of our Education practice. We have determined that our chief operating decision maker (CODM) is the CEO. Beginning with the first quarter of fiscal 2026, our CODM began to manage our business, allocate resources, and evaluate performance based on changes that were made in the Company’s reporting and management structure. Accordingly, we realigned our reportable segments to correspond to these changes.

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
•
Education Division – Centered around the principles found in The Leader in Me, the Education Division is dedicated to helping educational institutions build a culture that will produce great results. We believe these results are manifested by increases in student performance, improved school culture, decreased disciplinary issues, and increased teacher engagement and parental involvement. This segment includes our domestic and international Education practice operations, including our international Education licensees, which are focused on sales to educational institutions such as elementary schools, middle schools, high schools, and colleges and universities.

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

Fiscal Year Ended	North		Education	Segment
August 31, 2026	America	International	Division	Total
Net revenue	$142,590	$40,078	$76,179	$258,847
Cost of revenue	27,006	9,264	27,852	64,122
Associate costs	78,790	18,682	33,034	130,506
Other segment items	11,271	4,279	7,271	22,821
Segment Adjusted EBITDA	$25,523	$7,853	$8,022	$41,398

Other revenues				2,608
Less:
Unallocated corporate expenses(1)				15,122
Stock-based compensation				6,562
Restructuring costs				6,735
Building exit costs				1,359
Loss on assets held for sale				218
Gain on license obligation restructuring				(338)
Depreciation				4,642
Amortization				2,542
Income from operations				7,164
Interest income				212
Interest expense				(310)
Income before income taxes				$7,066

Reconciliation of revenue:
Segment revenues	$258,847
Other revenues(2)	2,608
Consolidated revenue	$261,455

Fiscal Year Ended	North		Education	Segment
August 31, 2025	America	International	Division	Total
Net revenue	$147,609	$40,455	$74,618	$262,682
Cost of revenue	25,008	9,160	26,883	61,051
Associate costs	81,591	19,911	32,400	133,902
Other segment items	13,612	6,327	7,151	27,090
Segment Adjusted EBITDA	$27,398	$5,057	$8,184	$40,639

Other revenues				4,385
Less:
Unallocated corporate expenses(1)				16,267
Stock-based compensation				5,805
Restructuring costs				6,723
Building exit costs				2,067
Depreciation				4,066
Amortization				4,392
Income from operations				5,704
Interest income				928
Interest expense				(565)
Income before income taxes				$6,067

Reconciliation of revenue:
Segment revenues	$262,682
Other revenues(2)	4,385
Consolidated revenue	$267,067

Fiscal Year Ended	North		Education	Segment
August 31, 2024	America	International	Division	Total
Net revenue	$163,384	$44,763	$74,210	$282,357
Cost of revenue	26,964	9,162	26,681	62,807
Associate costs	77,451	20,903	31,214	129,568
Other segment items	12,328	5,606	6,504	24,438
Segment Adjusted EBITDA	$46,641	$9,092	$9,811	$65,544

Other revenues				4,876
Less:
Unallocated corporate expenses(1)				15,147
Stock-based compensation				10,142
Restructuring costs				3,008
Impaired asset				928
Depreciation				3,905
Amortization				4,248
Income from operations				33,042
Interest income				1,123
Interest expense				(1,119)
Income before income taxes				$33,046

Reconciliation of revenue:
Segment revenues	$282,357
Other revenues(2)	4,876
Consolidated revenue	$287,233

(1)
Unallocated corporate expenses primarily consist of administrative overhead expenses.
(2)
Other revenues consist of shipping and handling revenue, leasing revenue (prior to fiscal 2026), and royalty revenue from Franklin Planner Corp.

Disaggregated Revenue

Our revenues are derived primarily from the United States. However, we also operate directly-owned offices or contract with licensees to provide our services in various countries throughout the world. Our consolidated revenues were derived from the following countries/regions (in thousands):

YEAR ENDED
AUGUST 31,	2026	2025	2024
Americas	$222,095	$226,757	$242,494
Asia Pacific	21,385	23,074	26,845
Europe/Middle East/Africa	17,975	17,236	17,894
	$261,455	$267,067	$287,233

The following table presents our revenue disaggregated by our significant revenue generating activities. Subscription revenue includes sales of our All Access Pass and Leader In Me membership offerings including executive coaching and Education training and coaching days that are invoiced in one lump sum when contracted with a Leader In Me membership. Sales of services and products include training and consulting services and related products such as training manuals, classroom materials, and contractually committed materials and services sold in connection with an All Access Pass. Education training and coaching days not invoiced when contracted with the Leader in Me membership are also included in services and products sales. We receive royalty revenue from our international licensees and from other sources such as book publishing arrangements. Corporate royalties are amounts received from Franklin Planner Co. pursuant to a licensing arrangement. Leases and Other revenue is primarily comprised of lease revenues from sub-leases for space at our previous corporate headquarters campus (prior to fiscal 2026) and from shipping and handling revenues (in thousands).

Fiscal Year Ended	Services and			Leases and
August 31, 2026	Products	Subscriptions	Royalties	Other	Total
Enterprise Division:
North America	$53,198	$88,182	$1,210	$-	$142,590
International	19,773	11,195	9,110	-	40,078
	72,971	99,377	10,320	-	182,668
Education Division	21,548	50,633	3,998	-	76,179
Other revenues	-	-	1,193	1,415	2,608
Consolidated	$94,519	$150,010	$15,511	$1,415	$261,455

Fiscal Year Ended
August 31, 2025
Enterprise Division:
North America	$54,872	$91,173	$1,564	$-	$147,609
International	19,778	10,877	9,800	-	40,455
	74,650	102,050	11,364	-	188,064
Education Division	24,697	45,854	4,067	-	74,618
Other revenues	-	-	1,156	3,229	4,385
Consolidated	$99,347	$147,904	$16,587	$3,229	$267,067

Fiscal Year Ended
August 31, 2024
Enterprise Division:
North America	$66,484	$95,240	$1,660	$-	$163,384
International	23,700	11,075	9,988	-	44,763
	90,184	106,315	11,648	-	208,147
Education Division	28,349	41,605	4,256	-	74,210
Other revenues	-	-	1,253	3,623	4,876
Consolidated	$118,533	$147,920	$17,157	$3,623	$287,233

Inter-segment sales were immaterial for the periods presented and were eliminated in consolidation.

Other Geographic Information

As of August 31, 2026, we had wholly-owned direct offices that serve clients in Australia, Austria, China, France, Germany, Ireland, Japan, New Zealand, Switzerland, and the United Kingdom. Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2026	2025
United States/Canada	$41,798	$45,682
Japan	1,239	390
United Kingdom	384	496
Germany, Switzerland, and Austria	247	2
Australia	34	30
China	-	1,064
	$43,702	$47,664

18.
RELATED PARTY TRANSACTIONS

CoveyLink Worldwide, LLC

We previously acquired the assets of CoveyLink Worldwide, LLC (CoveyLink). CoveyLink conducts training and provides consulting based upon the content found in the books The Speed of Trust and Trust & Inspire, which are authored by Stephen M.R. Covey, who is the brother of one of our executive officers.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and derivative works such as Trust & Inspire, and related training courses for which we paid CoveyLink specified royalties. As part of the CoveyLink acquisition, we signed an amended and restated license for intellectual property that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel. We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him. The amount expensed for these royalties totaled $1.7 million in each of the fiscal years ended August 31, 2026, 2025, and 2024. As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement. Based on the provisions of the speaker services agreement, we pay Stephen M.R. Covey a portion of the speaking revenues received for his presentations. We expensed $1.2 million, $1.0 million, and $1.0 million for payment on these presentations during the fiscal years ended August 31, 2026, 2025 and 2024. We had $0.3 million and $0.5 million accrued for these royalties and speaking fees at August 31, 2026 and 2025, respectively, which were included as components of accrued liabilities in our consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary. During each of the fiscal years ended August 31, 2026, 2025 and 2024, we expensed $0.1 million for these royalties. We had an insignificant amount and $0.1 million accrued to this executive officer at August 31, 2026 and 2025 as payable under the terms of these arrangements. These amounts are included as components of accrued liabilities in our consolidated balance sheets.

We pay a company owned by the brother of a member of our executive management team for the production of video segments used in our offerings. During the fiscal year ended August 31, 2026, we paid $1.4 million for services provided. During the fiscal years ended August 31, 2025 and 2024, we paid $0.4 million and $0.2 million for services provided. The increase in fiscal 2026 reflects our expanded use of this company for video production in our current offerings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Board of Director Committees and Meetings” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2027. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act. Executive officer biographies may be found in Item 1, under the section entitled “Information About Our Executive Officers,” of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2027.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	989	(1)(2)	$-	798	(3)(4)

(1)
Excludes 40,446 shares of unvested stock awards that are subject to forfeiture.
(2)
Amount includes 989,443 performance share awards that may be awarded under the terms of various long-term incentive plans. The number of shares eventually awarded to participants through some of our long-term incentive plans is variable and based upon the achievement of specified financial goals. For performance-based compensation awards where the number of shares may fluctuate within a range based on the achievement of the specified goal, this amount includes the maximum number of shares that may be awarded to participants. The actual number of shares issued to participants therefore, may be less than the amount disclosed. At August 31, 2026 we did not have any unexercised stock options outstanding. For further information on our stock-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.
(3)
Amount is comprised of the remaining shares authorized under our 2022 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan. The number of performance-based plan shares expected to be awarded at August 31, 2026 may change in future periods based upon the achievement of specified goals and revisions to estimates.
(4)
At August 31, 2026, we had approximately 546,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

Beneficial Ownership of Company Stock

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2027.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2027.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2027.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed as part of this report:
1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2026, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2026 and 2025

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2026, 2025, and 2024

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2026, 2025, and 2024

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2026, 2025, and 2024

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.
Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Stock Purchase Agreement by and among the stockholders of Strive Talent, Inc., William James Houghteling as the Stockholder Representative, and Franklin Covey Client Sales, dated as of April 26, 2021	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey	(5)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(7)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	(11)
10.1*	Forms of Nonstatutory Stock Options	(1)
10.2	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(6)
10.3	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(6)
10.4*	Form of Change in Control Severance Agreement	(8)
10.5*	Franklin Covey Co. 2017 Employee Stock Purchase Plan	(9)
10.6*	Franklin Covey Co. 2019 Omnibus Incentive Plan	(10)
10.7*	Franklin Covey Co. 2022 Omnibus Incentive Plan	(13)
10.8	Credit Agreement by and between KeyBank National Association and Franklin Covey Co., dated March 27, 2023	(14)
10.9	Security Agreement by and among KeyBank National Association and the subsidiary guarantors party thereto, dated March 27, 2023	(14)
10.10*	Amendment No. 1 to the Franklin Covey Co. 2022 Omnibus Incentive Plan	(15)
10.11*	Form of Indemnification Agreement	(16)
10.12*	Transition and Separation Agreement between Colleen Dom and Franklin Covey Co.		**
19	Insider Trading Policy	(17)
21	Subsidiaries of the Registrant		**
23	Consent of Independent Registered Public Accounting Firm		**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		**
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		**
32	Section 1350 Certifications		**
97*	Franklin Covey Co. Incentive Compensation Recovery Policy	(17)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		**
101.SCH	Inline XBRL Taxonomy Extension Schema		**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		**
101.DEF	Inline Taxonomy Extension Definition Linkbase		**
101.LAB	Inline Taxonomy Extension Label Linkbase		**
101.PRE	Inline Extension Presentation Linkbase		**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		**

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
(3)
Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)
Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.##
(5)
Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix C) filed with the Commission on December 12, 2005.##
(6)
Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.##
(7)
Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.##
(8)
Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.##
(9)
Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2017.##
(10)
Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 20, 2018.##
(11)
Incorporated by reference to Report on Form 10-K/A filed with the Commission on December 2, 2019.##
(12)
Incorporated by reference to Report on Form 8-K filed with the Commission on April 29, 2021.##
(13)
Incorporated by reference to Report on Form 8-K filed with the Commission on January 14, 2022.##
(14)
Incorporated by reference to Report on Form 8-K filed with the Commission on March 30, 2023.##
(15)
Incorporated by reference to Report on Form 8-K filed with the Commission on January 24, 2025.##
(16)
Incorporated by reference to Report on Form 10-Q filed with the Commission on July 8, 2025.##
(17)
Incorporated by reference to Report on Form 10-K filed with the Commission on November 12, 2024.##

** Filed herewith and attached to this report.

* Indicates a management contract or compensatory plan or agreement.

## Registration No. 001-11107.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2026.

FRANKLIN COVEY CO.

By:	/s/ Paul S. Walker
Paul S. Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Whitman	Chairman of the Board of Directors	November 12, 2026
Robert A. Whitman

/s/ Anne H. Chow	Director	November 12, 2026
Anne H. Chow

/s/ Craig Cuffie	Director	November 12, 2026
Craig Cuffie

/s/ Donald J. McNamara	Director	November 12, 2026
Donald J. McNamara

/s/ Nancy Phillips	Director	November 12, 2026
Nancy Phillips

/s/ Efrain Rivera	Director	November 12, 2026
Efrain Rivera

/s/ Derek van Bever	Director	November 12, 2026
Derek van Bever
/s/ Paul S. Walker	President, Chief Executive Officer, and Director	November 12, 2026
Paul S. Walker

/s/ Jessica G. Betjemann	Chief Financial Officer	November 12, 2026
Jessica G. Betjemann

/s/ A. Derek Hatch	Chief Accounting Officer	November 12, 2026
A. Derek Hatch